Form 10-K
period 2013-12-31
FS Investment Corp III
filed 2014-03-31
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01047

FS Investment Corporation III

(Exact name of registrant as specified in its charter)

Maryland	90-0994912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania (Address of principal executive offices)	19104 (Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.00 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

There were 22,222 shares of the registrant’s common stock outstanding as of March 28, 2014.

FS INVESTMENT CORPORATION III

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2013

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in June 2013 to invest in debt securities of private U.S. companies and will commence operations upon raising gross proceeds in excess of $2.5 million, all of which must be from sales of shares of our common stock in our continuous public offering to persons who are not affiliated with us or FSIC III Advisor, LLC, or FSIC III Advisor, by January 10, 2015, which we refer to as the minimum offering requirement. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, we had total assets of approximately $200.

We will be managed by FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which will oversee the management of our operations and will be responsible for making investment decisions for our portfolio. FSIC III Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM will assist FSIC III Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC III Advisor, according to guidelines set by FSIC III Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $65.0 billion in assets under management as of December 31, 2013.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:

•

utilizing the experience and expertise of the management teams of FSIC III Advisor and GDFM, along with the broader resources of GSO, which include its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual revenues of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, collaterized loan obligations, or CLOs, and other debt securities.

The senior secured and second lien secured loans in which we will invest generally are expected to have stated terms of three to seven years and any subordinated debt investments that we will make generally are expected to have stated terms of up to ten years, but the expected average life of such securities generally will be between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we will invest may be rated by a nationally recognized statistical ratings organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We will also invest in non-rated debt securities.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively, our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we have elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our offering price, which exceeds our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our pricing policy, because our shares of common stock will not be listed on a national securities exchange, our stockholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may be volatile.

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the first full calendar quarter following the date that we satisfy the minimum offering requirement. We are not obligated to repurchase shares and, if we do so, shares will be repurchased at a discount of 10% from the offering price in effect at the time of such repurchase. This will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive in connection with the issuance of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. However, there can be no assurance that we will be able to complete a liquidity event.

About FSIC III Advisor

FSIC III Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSIC III Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC and FSIC II Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ three affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation II, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

FS Investment Corporation commenced operations on January 2, 2009 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2013, FS Investment Corporation had total assets of approximately $4.4 billion. FS Energy and Power Fund commenced operations on July 18, 2011 and is focused on generating current income and long-term capital appreciation for shareholders, primarily by making investments in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry. As of December 31, 2013, FS Energy and Power Fund had total assets of approximately $2.4 billion. FS Investment Corporation II commenced operations on June 18, 2012 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2013, FS Investment Corporation II had total assets of approximately $3.3 billion. FS Global Credit Opportunities Fund commenced operations on December 12, 2013 and is focused on generating an attractive total return consisting of a high level of current income and capital appreciation, with a secondary objective of capital preservation, primarily by making investments in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments. Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund-A and FS Global Credit Opportunities Fund-D, or collectively, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. As of December 31, 2013, FS Global Credit Opportunities Fund had total assets of approximately $63.9 million

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC III Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC III Advisor, Mr. Forman currently serves as chairman and chief executive officer of FB Income Advisor, LLC and FS Investment Corporation and as chairman, president and chief executive officer of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

FSIC III Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FSIC III Advisor was staffed with over 40 employees as of December 31, 2013 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC III Advisor’s management team, will allow FSIC III Advisor to successfully execute our investment strategy.

All investment decisions will require the unanimous approval of FSIC III Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of directors, including a majority of independent directors, will oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, dated as of December 20, 2013, by and between us and FSIC III Advisor, or the investment advisory and administrative services agreement, will annually review the compensation we pay to FSIC III Advisor and the compensation FSIC III Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, dated as of January 2, 2014, by and between FSIC III Advisor and GDFM, or the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FSIC III Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC III Advisor believes will aid it in achieving our investment objectives. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will assist FSIC III Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC III Advisor, according to guidelines set by FSIC III Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation and FS Investment Corporation II. Furthermore, GDFM’s affiliate, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2013, GSO and its affiliates, excluding Blackstone, managed approximately $65.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM will make recommendations to FSIC III Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $265.8 billion as of December 31, 2013. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

Potential Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle-market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt issues also provide strong defensive characteristics. Because these loans generally have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service, Inc.

Opportunity in Middle-Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle-market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its most recently released economic census in 2007, there were approximately 40,000 middle-market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle-market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.3 trillion in revenues and employed 32.8 million people. Middle-market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle-market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle-market companies contracted to 9% of overall middle-market loan volume in 2013, down from 12% in 2012 and nearly 20% in 2011. We believe this trend of reduced middle-market lending by financial institutions will continue and has the potential to accelerate as new regulations begin to take effect. We believe increased regulatory scrutiny as well as other regulatory changes have the potential to reduce banks’ lending activities and may serve to reduce further the role of banks in providing capital to middle-market companies.

Regulatory uncertainty regarding CLOs may also limit financing available to middle-market companies. Issues such as risk retention and the ability of banks to hold certain CLO securities as a result of regulatory changes may serve to inhibit future CLO creation and future lending to middle-market companies. CLOs represented 53.2% of the institutional investor base for broadly syndicated loans in 2013, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle-market borrowers.

We also believe that lending and originating new loans to middle-market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle-market companies, and that attractive investment opportunities are often overlooked. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle-market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle-market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. Further, due to a lack of coverage at many investment firms, loans to middle-market companies tend to be priced less efficiently, potentially creating attractive opportunities for investment. In addition, as compared to larger companies, middle-market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We intend to invest primarily in the debt of private middle-market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus will be to invest in senior secured and second lien secured loans of private U.S. middle-market companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs and other debt securities.

When identifying prospective portfolio companies, we intend to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We intend to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We will seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in stable companies with positive cash flow. We intend to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans in future periods and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven management teams. We intend to focus on companies that have experienced management teams with an established track record of success. We will typically prefer our portfolio companies to have proper incentives in place to align management’s goals with ours.

•

Private equity sponsorship. We intend to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FSIC III Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise which could provide additional protections for our investments.

•

Allocation among various issuers and industries. We will seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. While we will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we will focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in portfolio companies with our co-investment affiliates, which we believe will enhance our ability to further our investment objectives and strategy.

Potential Competitive Strengths

We believe that we offer our investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of FSIC III Advisor’s senior management team, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, will provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-term investment horizon

Our long-term investment horizon will give us great flexibility, which we believe will allow us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which will allow us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM transaction sourcing capability

FSIC III Advisor will seek to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC III Advisor will seek to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will provide a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, will allow us access to the secondary market for investment opportunities.

Disciplined, income-oriented investment philosophy

FSIC III Advisor and GDFM intend to employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

FSIC III Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure will enable us to manage risk while affording us the opportunity for significant returns on our investments. We will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities will be managed by FSIC III Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC III Advisor an annual base management fee based on our average weekly gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we will pay to FSIC III Advisor.

From time to time, FSIC III Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC III Advisor believes will aid it in achieving our investment objectives. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will assist FSIC III Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor.

FSIC III Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSIC III Advisor for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC III Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We have also contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we will be permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

Investment Types

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on FSIC III Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization and have first priority security interests in the assets of the borrower. Generally, we expect that our senior secured loans typically will have variable interest rates ranging between 4.0% and 8.0% over a standard benchmark, such as the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed or a floating current yield of 6.0% to 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically will receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt or other investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we intend to invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from an NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle-market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allow the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees will typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees will generally range from 0.25% to 1.0% of the purchase price of an investment annually. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

We will seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•	negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FSIC III Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

Affirmative Covenants

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

Negative Covenants

Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals employed by FSIC III Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Sourcing

In order to source transactions, FSIC III Advisor will seek to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM will seek to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC III Advisor will seek to leverage the global presence of GSO to generate access to directly originated transactions with attractive investment characteristics. We believe that the broad networks of FSIC III Advisor and GDFM will provide a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FSIC III Advisor, GDFM’s transaction team will examine information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FSIC III Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis will be conducted and continuously maintained by a dedicated GDFM research analyst, the results of which will be available for the transaction team to review. In the case of a directly originated transaction, FSIC III Advisor and GDFM will conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team will conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

When possible, our advisory team will seek to structure transactions in such a way that our target companies will be required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Recommendation. FSIC III Advisor has engaged GDFM to identify and recommend investment opportunities for its approval. GDFM will seek to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which will include (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

Approval. After completing its internal transaction process, GDFM will make formal recommendations for review and approval by FSIC III Advisor. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM will make its staff available to answer inquiries by FSIC III Advisor in connection with its recommendations. The consummation of a transaction will require unanimous approval of the members of FSIC III Advisor’s investment committee.

Monitoring

Portfolio Monitoring. FSIC III Advisor, with the help of GDFM, will monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC III Advisor and GDFM will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, FSIC III Advisor and GDFM will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC III Advisor and GDFM will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, FSIC III Advisor will use an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

FSIC III Advisor will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors will review these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FSIC III Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM, independent third-party pricing services and independent third-party valuation firms, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSIC III Advisor or GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSIC III Advisor or GDFM, will retain any fees paid for such assistance.

Exit

While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC III Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics

We and FSIC III Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. These codes of ethics are attached as exhibits to the registration statement pertaining to the continuous public offering of our shares of common stock. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorpIII.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and FSIC III Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FSIC III Advisor are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FSIC III Advisor. The proxy voting policies and procedures of FSIC III Advisor are set forth below. The guidelines are reviewed periodically by FSIC III Advisor and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, FSIC III Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FSIC III Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

FSIC III Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although FSIC III Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of FSIC III Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how FSIC III Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information, without charge, regarding how FSIC III Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation III, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104 or by calling us collect at (215) 495-1150.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•

pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2014, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Employees

We do not currently have any employees. Each of our executive officers, aside from our chief compliance officer, Mr. Faia, is a principal, officer or employee of FSIC III Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FSIC III Advisor. In the future, FSIC III Advisor may retain additional investment personnel based upon its needs.

Available Information

For so long as our charter requires, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, for so long as our charter requires, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorpIII.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Stockholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Item 1A.	Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below our net asset value per share.

After satisfying the minimum offering requirement, the purchase price at which stockholders purchase shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, a stockholder’s purchase price may be higher than the prior weekly closing price per share, and therefore a stockholder may receive a smaller number of shares than if the stockholder had subscribed at the prior weekly closing price.

We are a new company and have no operating history.

We were formed on June 7, 2013 and will not commence operations until we receive gross proceeds of $2.5 million from this offering, all of which must be from persons who are not affiliated with us or FSIC III Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company with no investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our shares.

None of us, FSIC III Advisor or GDFM has generally identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. An investor must rely on FSIC III Advisor and GDFM to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate all of our investments in advance of purchasing our shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of an investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, if stockholders purchase shares in this offering, it is unlikely that stockholders will be able to sell them and, if stockholders are able to do so, it is unlikely that they will receive a full return of their invested capital.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price a stockholder paid for the shares being repurchased. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.

If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include (1) a listing of our shares of common stock on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

We established the initial offering price for our shares on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

The price of our shares prior to satisfying the minimum offering requirement is established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our interests in portfolio companies.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or our dealer manager. There is no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and industries and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives and stockholders could lose some or all of the value of their investment.

Because the dealer manager for our continuous public offering is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a stockholder.

The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.

Beginning with the first full calendar quarter following the date that we satisfy our minimum offering requirement, we intend to offer to repurchase stockholder shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent stockholders are able to sell their shares under the repurchase program, stockholders may not be able to recover the amount of their investment in those shares.

Beginning with the first full calendar quarter following the date that we satisfy our minimum offering requirement, we intend to commence tender offers to allow stockholders to tender their shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) beginning with the calendar quarter ending March 31, 2015, we intend to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we will have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect, during our offering period, will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. In addition, even if GSO identifies privately-negotiated investment opportunities that meet our investment objectives, our ability to invest in such investments may be limited or restricted by the terms of the exemptive relief order from the SEC dated June 4, 2013. Moreover, because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 550,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FSIC III Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof are prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, at any time that we have a class of equity securities registered under the Exchange Act and we have at least three independent directors, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Risks Related to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our continuous public offering of common stock and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated in the current prospectus relating to our continuous public offering. Finally, since our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Conditions in the large corporate leveraged loan market may experience similar disruption or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions or downturns could have a material adverse effect on our business.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty. Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

Future downgrades of the U.S. credit rating and global economic uncertainty could negatively impact our business, financial condition and results of operations.

In August 2011, Standard & Poor’s Ratings Services, or S&P, lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FSIC III Advisor’s and GDFM’s ability to manage and support our investment process. If either FSIC III Advisor or GDFM were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we will depend on the investment expertise, skill and network of business contacts of FSIC III Advisor and GDFM. FSIC III Advisor, with the assistance of GDFM, will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of FSIC III Advisor and its senior management team. The departure of any members of FSIC III Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM may impact its ability to render services to us under the terms of its sub-advisory agreement with FSIC III Advisor.

Our ability to achieve our investment objectives will depend on FSIC III Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FSIC III Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FSIC III Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FSIC III Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FSIC III Advisor has entered into with us and GDFM, respectively, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC III Advisor, upon 120 days’ notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FSIC III Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC III Advisor or for FSIC III Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC III Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC III Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks, on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC III Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FSIC III Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FSIC III Advisor’s investment committee will have substantial responsibilities in connection with their roles at Franklin Square Holdings and with the other entities affiliated with Franklin Square Holdings, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FSIC III Advisor will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business will require a substantial amount of capital to grow because we must distribute most of our income.

        Our business will require a substantial amount of capital. We will issue equity securities and expect to borrow from financial institutions. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There will not be a public market for the securities of the privately-held companies in which we intend to invest. Many of our investments will not be publicly-traded or actively-traded on a secondary market but, instead, will be traded on a privately negotiated over-the-counter secondary market for institutional investors or will not be traded at all. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to stockholders for tax purposes, which will lower their tax basis in their shares.

We may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSIC III Advisor.

If we internalize our management functions, a stockholder’s interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FSIC III Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a stockholder’s interest in us and could reduce the earnings per share attributable to their investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FSIC III Advisor under the investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by FSIC III Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FSIC III Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by FSIC III Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our shares, could also have a material adverse effect on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC III Advisor and GDFM to other types of investments in which FSIC III Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2014, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Risks Related to FSIC III Advisor and Its Affiliates

FSIC III Advisor has no prior experience managing a BDC or a RIC.

While FSIC III Advisor’s management team consists of substantially the same personnel that form the investment and operations team of the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FSIC III Advisor is a new entity and has no prior experience managing a BDC or a RIC. Therefore, FSIC III Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FSIC III Advisor’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FSIC III Advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FSIC III Advisor and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FSIC III Advisor to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC III Advisor.

We may be obligated to pay FSIC III Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our investment advisory and administrative services agreement entitles FSIC III Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC III Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSIC III Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For federal income tax purposes, we will be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC III Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC III Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSIC III Advisor also serve in similar capacities for the investment advisers for Franklin Square Holdings’ three other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, and FS Investment Corporation II and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC III Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC III Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC III Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC III Advisor and its employees will devote only as much of its or their time to our business as FSIC III Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC III Advisor will rely to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM, or its affiliate, GSO, also serves as investment sub-adviser to Franklin Square Holdings’ three other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC III Advisor and GDFM devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FSIC III Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC III Advisor nor GDFM, or individuals employed by FSIC III Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

Our incentive fee may induce FSIC III Advisor to make, and GDFM to recommend, speculative investments.

The incentive fee payable by us to FSIC III Advisor may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FSIC III Advisor will be determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee will be payable based upon our average weekly gross assets, which would include any borrowings for investment purposes, may encourage FSIC III Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GDFM will receive a portion of the advisory fees paid to FSIC III Advisor, GDFM may have an incentive to recommend investments that are riskier or more speculative.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSIC III Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior secured loans and second lien secured loans. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated debt. Our subordinated debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity investments. We expect to make select equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Second priority liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we intend to make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of FSIC III Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make may include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We may invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our investments may include original issue discount instruments.

To the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

•

For accounting purposes, cash distributions in investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash investments by investors, the 1940 Act does not require that investors be given notice of this fact;

•	The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election; and

•	Original issue discount may create a risk of non-refundable cash payments to FSIC III Advisor based on non-cash accruals that may never be realized.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Debt Financing

If we borrow money, which we currently intend to do, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC III Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FSIC III Advisor with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania, 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are offering our shares of common stock on a continuous basis at an initial offering price of $10.00 per share; however to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 28, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	550,000,000	—	22,222.222

As of March 28, 2014, we had two record holders of our common stock.

Share Repurchase Program

We intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the first full calendar quarter following the date that we satisfy the minimum offering requirement.

Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which we repurchase shares of common stock pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of shares of common stock in our continuous public offering. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Distributions

Subject to our board of directors’ discretion and applicable legal restrictions, during our offering period, we intend to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

We intend to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock under our distribution reinvestment plan.

Pursuant to an expense support and conditional reimbursement agreement, dated as of December 20, 2013, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by Franklin Square Holdings thereunder and the repayment of such amounts to Franklin Square Holdings.

From time to time and not less than quarterly, FSIC III Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC III Advisor deems unnecessary for us to retain.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

We expect that for a period of time following the commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waiver of fees. Our future repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Item 6.	Selected Financial Data.

The following selected financial data for the period from June 7, 2013 (Inception) to December 31, 2013 is derived from our financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

Period from July 7, 2013 (Inception) to December 31, 2013
Statement of operations data:
Operating expenses	$189

Net decrease in net assets resulting from operations	$(189)

Per share information—basic and diluted:
Net decrease in net assets resulting from operations(1)	$(8.51)

Balance sheet data:
Total assets	$200

Total net assets	$200

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the portfolio companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC III Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and will commence operations upon raising gross proceeds in excess of $2,500, all of which must be from persons who are not affiliated with us or FSIC III Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. We had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

Our investment activities will be managed by FSIC III Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC III Advisor an annual base management fee based on our average weekly gross assets as well as incentive fees based on our performance. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will assist FSIC III Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and their global sourcing and origination platform to directly source investment opportunities. Such investments are expected to be originated or structured specifically for us or made by us and will not be generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We will seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and CLOs.

In the case of event driven investments, we intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction will be predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experience of FSIC III Advisor and GDFM.

In addition, we expect that our relationship with GSO, one of the largest CLO managers in the world, will allow us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

Broadly Syndicated/Other: Although our primary focus is to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we typically expect to receive more attractive financing terms on these positions than we will on our less liquid assets, we expect that we will be able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs and other debt securities. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $150 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC III Advisor, subject to oversight by our board of directors. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

The senior secured and second lien secured loans in which we will invest generally are expected to have stated terms of three to seven years and any subordinated debt investments that we will make generally are expected to have stated terms of up to ten years, but the expected average life of such securities generally will be between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we will invest may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We will also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We plan to principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses will include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee will compensate FSIC III Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC III Advisor will be responsible for compensating our investment sub-adviser.

We will reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSIC III Advisor for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

•

fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•

research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC III Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments;

•	costs associated with our chief compliance officer; and

•

all other expenses incurred by FSIC III Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC III Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC III Advisor, to the extent they are not controlling persons of FSIC III Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from June 7, 2013 (Inception) to December 31, 2013

For the period from June 7, 2013 (Inception) to December 31, 2013, we did not make or sell any investments in portfolio companies.

Financial Condition, Liquidity and Capital Resources

Overview

We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $2,500, plus any proceeds received from the private placement to certain members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM. Subsequent to satisfying the minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00 and thereafter will accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. In connection with each weekly closing on the sale of shares of our common stock, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Capital Contribution by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase approximately 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares for repurchase as long as FSIC III Advisor remains our investment adviser. In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon the satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Subject to our board of directors’ discretion and applicable legal restrictions, during our offering period, we intend to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

We intend to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The determination of the tax attributes of our distributions will be made annually as of the end of each fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that FSIC III Advisor will provide our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process will begin with FSIC III Advisor’s management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with our valuation committee;

•

our valuation committee will review the preliminary valuation and FSIC III Advisor’s management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our audited financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, our board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of our investments will be determined in good faith by our board of directors. Our board of directors will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

We will periodically benchmark the bid and ask prices we receive from the third-party pricing services against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, including the use of an independent valuation firm. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Upfront structuring fees will be recorded as fee income when earned. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but will consider unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSIC III Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC III Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the period from June 7, 2013 (Inception) to December 31, 2013, we incurred organization costs of $189, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Registration Statement on Form N-2 relating to our continuous public offering of shares of common stock. We have charged offering costs against capital in excess of par value on the balance sheet. For the period from June 7, 2013 (Inception) to December 31, 2013, we incurred offering costs of $1,619, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders. We intend to make distributions in an amount sufficient to qualify for and maintain our RIC status each year and to not pay any federal income taxes on income so distributed. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

Uncertainty in Income Taxes

We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the period from June 7, 2013 (Inception) to December 31, 2013, we did not incur any interest or penalties.

Distributions

Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors’ discretion and applicable legal restrictions, during our offering period, we intend to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSIC III Advisor and, to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. In addition, FSIC III Advisor will be eligible to receive incentive fees based on the performance of our portfolio. For the period from June 7, 2013 (Inception) to December 31, 2013, no services had been performed by FSIC III Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSIC III Advisor will become entitled to an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. We will commence accruing fees under the investment advisory and administrative services agreement upon commencement of our operations after we meet the minimum offering requirement. Management fees will be paid on a quarterly basis in arrears.

The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor will oversee our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also will perform, or will oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of our offering costs and organization costs in the amount of $1,808 for the period from June 7, 2013 (Inception) to December 31, 2013. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have satisfied the minimum offering requirement. At such time, FSIC III Advisor will be entitled to receive 1.5% of the gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSIC III Advisor for such fees is expected to be $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC III Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers. For the period from June 7, 2013 (Inception) to December 31, 2013, we did not accrue any fees under this arrangement.

Capital Contribution by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase approximately 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon the satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and its affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the period from June 7, 2013 (Inception) to December 31, 2013, we did not accrue any reimbursements due from Franklin Square Holdings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC III Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

In addition, in the future we may seek to borrow funds in order to make investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period from June 7, 2013 (Inception) to December 31, 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of FS Investment Corporation III (the “Company”) as of December 31, 2013 and the related statements of operations and changes in net assets for the period from June 7, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation III as of December 31, 2013 and the results of its operations for the period from June 7, 2013 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 31, 2014

FS Investment Corporation III

Balance Sheet

December 31, 2013

(in thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$200

Total assets	$200

Liabilities
Commitments and contingencies (Note 3)	$—

Total liabilities	—

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 22,222 shares issued and outstanding	—
Capital in excess of par value	389
Accumulated loss	(189)

Total stockholders’ equity	$200

Net asset value per share of common stock at period end	$9.00

See notes to financial statements.

FS Investment Corporation III

Statement of Operations

Period from June 7, 2013 (Inception) to December 31, 2013

(in thousands, except share and per share amounts)

Operating expenses
Organization costs	$189

Net decrease in net assets resulting from operations	$(189)

Per share information—basic and diluted
Net decrease in net assets resulting from operations	$(8.51)

Weighted average shares outstanding	22,222

See notes to financial statements.

FS Investment Corporation III

Statement of Changes in Net Assets

Period from June 7, 2013 (Inception) to December 31, 2013

(in thousands)

Operations
Net decrease in net assets resulting from operations	$(189)
Capital share transactions
Issuance of common stock	200
Capital contributions of investment adviser	1,808
Offering costs	(1,619)

Net increase in net assets resulting from capital share transactions	389

Total increase in net assets	200
Net assets at beginning of period	—

Net assets at end of period	$200

See notes to financial statements.

FS Investment Corporation III

Notes to Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and has been inactive since that date except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. The Company expects to commence operations upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, all of which must be from sales of shares of its common stock in its continuous public offering to persons who are not affiliated with the Company or the Company’s investment adviser, FSIC III Advisor, LLC, or FSIC III Advisor. FSIC III Advisor is a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. FSIC III Advisor is an affiliate of the Company.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that will elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. middle-market companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle-market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from its target companies.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or SEC.

Use of Estimates: The preparation of the audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company expects that FSIC III Advisor will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

FS Investment Corporation III

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process will begin with FSIC III Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with the Company’s valuation committee;

•

the Company’s valuation committee will review the preliminary valuation and FSIC III Advisor’s management team, together with its independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•

the Company’s board of directors will discuss valuations and will determine the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

The Company’s equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company’s board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the Company’s board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors will subsequently value these warrants or other equity securities received at fair value.

FS Investment Corporation III

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The fair values of the Company’s investments will be determined in good faith by the Company’s board of directors. The Company’s board of directors will be solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

Revenue Recognition: Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that it expects to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Upfront structuring fees will be recorded as fee income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments will be calculated by using the specific identification method. The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but will consider unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FSIC III Advisor, dated as of December 20, 2013, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSIC III Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC III Advisor will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the period from June 7, 2013 (Inception) to December 31, 2013, the Company incurred organization costs of $189, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC III Advisor, and have been recorded as a contribution to capital (see Note 3).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to its continuous public offering of shares of its common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. During the period from June 7, 2013 (Inception) to December 31, 2013, the Company incurred offering costs of $1,619, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 3).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among

FS Investment Corporation III

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Company’s statements of operations. During the period from June 7, 2013 (Inception) to December 31, 2013, the Company did not incur any interest or penalties.

Distributions: Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, during the offering period, the Company intends to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSIC III Advisor will become entitled to an annual base management fee of 2.0% of the Company’s average weekly gross assets and an incentive fee based on the Company’s performance. The Company will commence accruing fees under the investment advisory and administrative services agreement upon commencement of the Company’s operations after it meets the minimum offering requirement. Management fees will be paid on a quarterly basis in arrears.

The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the Company’s investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

FS Investment Corporation III

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

The Company will reimburse FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of the Company’s offering costs and organization costs in the amount of $1,808 for the period from June 7, 2013 (Inception) to December 31, 2013. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Under the terms of the investment advisory and administrative services agreement, there is no liability on the Company’s part for the offering or organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSIC III Advisor will be entitled to receive 1.5% of the gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to FSIC III Advisor for such fees is expected to be $37.5, assuming the minimum offering requirement is satisfied. The investment advisory and administrative services agreement will not be effective until the Company meets the minimum offering requirement.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC III Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contributions by FSIC III Advisor

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase approximately 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to the Company.

FS Investment Corporation III

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively, the Company’s co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO/Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated December 20, 2013, entered into by Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under this arrangement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

FS Investment Corporation III

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income.

The specific amount of expenses reimbursed by Franklin Square Holdings pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, and the 1940 Act. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company’s board of directors will also consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Beginning with our fiscal year ending December 31, 2014, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our directors and executive officers.

Information about the Board of Directors

A majority of the members of our board of directors are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or FSIC III Advisor and are independent directors under Rule 303A.00 of the New York Stock Exchange LLC. These individuals are referred to as our independent directors, or the Independent Directors. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of our board of directors that are not Independent Directors are referred to as interested directors, or the Interested Directors.

The following table sets forth certain information regarding the members of our board of directors:

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†
Brian R. Ford Age: 65 Director	Since 2013

Mr. Ford retired as a partner of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently serves on the board of various public companies, including GulfMark Offshore, Inc., or GulfMark, a global provider of marine transportation, since March 2009. He also has served as the chairman of the audit committee of GulfMark since March 2011. Mr. Ford has also served on the board of NRG Yield, Inc., which invests in contracted renewable and conventional generation and thermal infrastructure assets, since July 2013, and has served on its audit committee, compensation committee and corporate governance, conflicts and nominating committee since July 2013. He has also served on the board of AmeriGas Propane, Inc., a propane company, since November 2013, and has served as a member of its audit committee and corporate governance committee since November 2013. Mr. Ford was previously the chief executive officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He also has served on the boards of Drexel University and Drexel University College of Medicine since March 2004 and March 2009, respectively. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.

Mr. Ford’s extensive financial accounting experience and service on the boards of public companies, in the opinion of our board of directors, provides him with insight which is beneficial to us.

			One	Gulfmark Offshore, Inc.; NRG Yield, Inc.; AmeriGas Propane, Inc.

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

Jeffrey K. Harrow Age: 57 Director	Since 2014

Mr. Harrow has been chairman of Sparks Marketing Group, Inc., or Sparks, since 2001. Mr. Harrow is responsible for both operating divisions of Sparks, which includes Sparks Custom Retail and Sparks Exhibits & Environments, with offices throughout the United States and China. Sparks’ clients include a number of Fortune 500 companies. He also currently serves as a member of the board of directors of FS Investment Corporation and as the chairman of FS Investment Corporation’s nominating and corporate governance committee, and has presided in such roles since September 2010 and September 2013. Prior to joining Sparks, Mr. Harrow served as president and chief executive officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the president, chief executive officer and a director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. In addition to serving as a board member of Sparks, Mr. Harrow’s past directorships include service as a director of Cherry Hill National Bank, Hickory Travel Systems, Marlton Technologies and Ovation Travel Group and the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his BBA in 1979.

Mr. Harrow has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

			Two	FS Investment Corporation

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

Daniel J. Hilferty III Age: 57 Director	Since 2014

Mr. Hilferty is the president and chief executive officer of Independence Blue Cross, a health insurer, and has presided in such capacity since December 2010. He previously served as the president of Independence Blue Cross’ health markets division from December 2009 to December 2010 and as the president and chief executive officer of AmeriHealth Mercy Family of Companies (now AmeriHealth Caritas), a managed-care company, from March 1996 to December 2009. Mr. Hilferty also currently serves on the boards of various private organizations, including as a member and vice chairman of the board of trustees of Saint Joseph’s University since June 2007 and June 2010, respectively, and as a member of the board of directors and chairman of the health policy and advocacy committee of Blue Cross Blue Shield Association since December 2010 and December 2013, respectively. Mr. Hilferty graduated from the American University Graduate School for Government and Public Administration with a Master’s in Public Administration and received his B.S. in Accounting at Saint Joseph’s University.

Mr. Hilferty’s extensive leadership experience provides him, in the opinion of our board of directors, with attributes that would be beneficial to us.

			One	None

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

Steven D. Irwin Age: 54 Director	Since 2013

Mr. Irwin currently serves as a partner of the law firm Leech Tishman Fuscaldo & Lampl, LLC, or Leech Tishman, and has been with Leech Tishman since September 2001. Mr. Irwin has served as the chairman of its government relations practice group since January 2003, and previously served as member of its management committee from 2001 to January 2012 and as the chairman of its employment practice group from September 2001 to December 2011. He also currently serves as a commissioner of banking and securities for the Pennsylvania Department of Banking and Securities (previously the Pennsylvania Securities Commission), which regulates financial services providers, and has served in such capacity since August 2012. From October 2006 to August 2012, he served as a commissioner for the Pennsylvania Securities Commission. Mr. Irwin served as the president-elect and as a member of the board of directors of the North American Securities Administrators Association, an association organized to provide investor protection, from September 2010 to October 2013. Mr. Irwin has been a member of the board of trustees of the Jewish Healthcare Foundation since December 2013 and as the president and member of the executive committee of Big Brothers Big Sisters of Greater Pittsburgh since 1995. Mr. Irwin received his J.D. from Georgetown University Law Center and received his A.B. in Government from Harvard University.

Mr. Irwin has substantial experience serving in a leadership capacity with respect to securities regulation and providing legal services. Mr. Irwin’s experience, in the opinion of our board of directors, has provided him with insight which is beneficial to us.

			One	None

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

Robert N.C. Nix, III Age: 59 Director	Since 2013

Mr. Nix is currently of counsel at Obermayer Rebmann Maxwell & Hippel LLP and has served in such capacity since 2005, and is the founder and owner of Pleasant News, Inc., a service provider of retail, news and gift and specialty retail services, food operations and management consulting services, and has served in such capacity since 1995. In addition to these positions, Mr. Nix currently serves on the board of NHS Corporation, a human services provider, and has presided in such role since 1985, and has served on its succession committee since 2013. He has also served on the City of Philadelphia’s Board of Revision of Taxes since 1988 and has served as its secretary since 1993. Mr. Nix also currently serves on the boards of Parkside Recovery, the Fairmount Park Conservancy and the Schuylkill River Development Corporation, and has presided in such roles since 1987, 2003 and 2006, respectively. Mr. Nix received his J.D. from the Nova Law Center and received his B.S. in Economics from the University of Pennsylvania.

Our board of directors determined that Mr. Nix’s extensive service on the boards of various companies has provided him with experience that would be beneficial to us.

			One	None

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

Peter G. Stanley Age: 72 Director	Since 2014

Mr. Stanley is the chairman of the board of directors of Emerging Growth Equities, Ltd., an investment banking firm, and has presided in such capacity since January 2005. Mr. Stanley also serves as a director of J&J Snack Foods Corp., a food and beverage manufacturing and distributing company, and has presided in such role since 1983. He has also served as the chairman of the audit committee and as a member of the compensation committee of J&J Snack Foods Corp. Mr. Stanley previously served as Emerging Growth Equities, Ltd.’s vice chairman of the board from 1999 to 2005. He is also a member of the First Troop Philadelphia City Cavalry, a private military organization and is a trustee emeritus of Camp Tecumseh, a non-profit boys camp. Mr. Stanley served in the United States Army National Guard. Mr. Stanley is a graduate of Stonier Graduate School of Banking and received his B.A. in Economics from Dickinson College.

Mr. Stanley has extensive experience with public and private companies. His experience with these companies has provided him, in the opinion of our board of directors, with insight which is beneficial to us.

			One	J & J Snack Foods Corp.

INTERESTED DIRECTORS(4)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

Michael C. Forman Age: 53 Chairman of the Board, President and Chief Executive Officer	Since 2013

Mr. Forman has served as our chairman, president and chief executive officer since our inception in June 2013 and as the chairman and chief executive officer of FSIC III Advisor since its inception in October 2013. Mr. Forman also currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds and has presided in such roles since each entity’s inception in October 2007, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013 and January 2013, respectively. Mr. Forman also currently serves as the chairman and chief executive officer of FS Investment Corporation and has presided in such roles since its inception in December 2007. Mr. Forman served as president of FS Investment Corporation from its inception in December 2007 until April 2013. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. In May 2007, Mr. Forman co-founded Franklin Square Holdings. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of a number of civic and charitable boards, including The Franklin Institute (Executive Committee Member), the University of the Arts (Executive Committee Member), the Vetri Foundation for Children (Chairman), the executive committee of the Greater Philadelphia Alliance for Capital and Technologies (PACT), and Murex Investments, Inc., a Pennsylvania-based economic development/venture capital firm, where he chairs the investment committee. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including FSIC III Advisor, which serves as our investment adviser. Our board of directors believes Mr. Forman’s experience and his positions as our and FSIC III Advisor’s chief executive officer make him a significant asset to us.

			Seven	FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II; FS Global Credit Opportunities Fund; FSGCOF Offered Funds

INTERESTED DIRECTORS(4)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†

David J. Adelman Age: 42 Director	Since 2013

Mr. Adelman has served as our vice-chairman since our inception in June 2013 and as the vice-chairman of FSIC III Advisor since its inception in October 2013. Mr. Adelman also currently serves as the vice chairman of FS Investment Corporation, FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds, and has presided in such role since each entity’s inception in December 2007, December 2007, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013 and January 2013, respectively. Mr. Adelman has significant managerial and investment experience and has served as the president and chief executive officer of Philadelphia-based Campus Apartments, Inc., or Campus Apartments, since 1997. Campus Apartments develops, manages, designs, and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture’s capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as president and chief executive officer of Campus Apartments, Mr. Adelman has been the chief executive officer of Campus Technologies, Inc. since 2001, the vice-chairman of University City District board of directors since 1997, board member of ICG Group, Inc. since June 2011 and member of the National Multi Family Council (NMHC) and the Young Presidents’ Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute’s Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded Franklin Square Holdings with Mr. Forman. Mr. Adelman received his B.A. in Political Science from The Ohio State University.

Mr. Adelman serves as vice-chairman of FSIC III Advisor and, together with Mr. Forman, is responsible for implementing our investment strategy. Mr. Adelman has substantial management, operational and financial expertise generated through his leadership roles for public and private companies, including his service as president and chief executive officer of Campus Apartments. Mr. Adelman also serves on the board of directors and in other leadership roles for various charitable and civic organizations. These varied activities have provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

			Seven	FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II; FS Global Credit Opportunities Fund; FSGCOF Offered Funds; ICG Group, Inc.

INTERESTED DIRECTORS(4)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Director(3)	Other Public Directorships Held by Director During the Past Five Years†
Michael Heller Age: 49 Director	Since 2014

Mr. Heller is a shareholder at the law firm of Cozen O’Connor, P.C., where he currently serves as the firm’s president and chief executive officer, and has served in such capacity since January 1, 2013. Immediately prior to that, Mr. Heller was the president and executive partner of Cozen O’Connor, P.C. from October 2011 to December 2013. He also currently serves on the board of trustees of FS Energy and Power Fund and the board of directors of FS Investment Corporation and FS Investment Corporation II and has presided in such roles since September 2010, May 2008 and February 2012, respectively. He also has served as the chairman of FS Energy and Power Fund’s nominating and corporate governance committee and as a member of its valuation committee since April 2011. Mr. Heller also serves as a member of FS Investment Corporation’s valuation committee and has presided in that role since December 2008. He is also chairman of FS Investment Corporation II’s nominating and corporate governance committee and has presided in that role since February 2012. Mr. Heller is a corporate and securities lawyer, whose practice is devoted to representing private equity and venture capital funds as well as counseling entrepreneurs and middle-market businesses in various corporate matters, including the structuring of capital-raising transactions and merger and acquisition transactions. Prior to becoming the president and chief executive officer of Cozen O’Connor, P.C., Mr. Heller was the chairman of the Business Law Department from January 2007, and he served as vice-chairman of Cozen O’Connor, P.C.’s Business Law Department from 2002 until January 2007. Mr. Heller has been a member of the board of directors of Beachbody, LLC since November 2012. In addition, Mr. Heller has been a member of the boards of directors of Cozen O’Connor, P.C. and Hanover Fire and Casualty Insurance Company, a privately held property and casualty insurance company, and a member of the board of trustees of Thomas Jefferson University Hospital since January 2007, May 2004 and July 2012, respectively. Mr. Heller received a B.S. in Accounting, summa cum laude, from The Pennsylvania State University, and a J.D., magna cum laude, from Villanova University, where he was a Law Review editor and a member of the Order of the Coif.

Mr. Heller has extensive experience in corporate and securities law matters and has represented various private equity and venture capital funds. Further, Mr. Heller serves on the boards of several private companies and civic and charitable organizations. These activities have provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

			Four	FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II

†	Includes directorships held in (1) any investment companies registered under the 1940 Act, (2) any company with a class of securities registered pursuant to Section 12 of the Exchange Act and (3) any company subject to the requirements of Section 15(d) of the Exchange Act.

(1)	The address for each director is c/o FS Investment Corporation III, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

(2)	Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified.

(3)	For purposes of this annual report on Form 10-K, the term “Fund Complex” is defined to include the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

(4)	“Interested person” of FS Investment Corporation III as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Adelman are each an “interested person” because of their affiliation with FSIC III Advisor. Mr. Heller is an “interested person” because of material professional relationships he has with Mr. Forman.

Information about Executive Officers Who are Not Directors

The following table sets forth certain information regarding our executive officers who are not members of our board of directors.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Salvatore Faia Age: 51 Chief Compliance Officer	Since 2013	Mr. Faia has served as our chief compliance officer since December 2013. Mr. Faia also serves as chief compliance officer of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds, and has presided in such roles since May 2008, April 2011, July 2011, June 2013 and June 2013, respectively. Also, Mr. Faia served as the chief compliance officer for FB Income Advisor, LLC from November 2008 to 2010. Since 2004, Mr. Faia has served as the president of Vigilant Compliance, LLC, a full service compliance firm serving mutual funds and the investment industry. In connection with his role as president of Vigilant Compliance, LLC, he currently serves as chief compliance officer for a number of mutual funds and investment advisers. Mr. Faia also serves as trustee to EIP Growth and Income Fund since May 2005. From 2002 to 2004, Mr. Faia served as senior legal counsel for PFPC Worldwide, Inc., and from 1997 to 2001, he was a partner with an Am Law 100 law firm. Mr. Faia has extensive experience with mutual funds, hedge funds, investment advisers, broker-dealers and the investment management industry. In addition to being an experienced attorney with respect to the 1940 Act and Advisers Act, he is a Certified Public Accountant, and holds various Financial Industry Regulatory Authority Securities Licenses. Mr. Faia is a Member of the Investment Company Institute’s Chief Compliance Officer Committee. Mr. Faia graduated from the University of Pennsylvania Law School with his J.D., and received his degree in accounting and finance from La Salle University.

Edward T. Gallivan, Jr. Age: 51 Chief Financial Officer	Since 2013	Mr. Gallivan has served as our chief financial officer since our inception in June 2013 and has served as chief financial officer of FS Energy and Power Fund since November 2012. Prior to his appointment as chief financial officer of FS Energy and Power Fund, Mr. Gallivan was a director at BlackRock, Inc. from 2005 to October 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm, PricewaterhouseCoopers LLP, where he practiced as a certified public accountant. Mr. Gallivan received his Bachelor of Science in Business Administration (Accounting) degree at Stonehill College in Massachusetts.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years

Zachary Klehr Age: 34 Executive Vice President	Since 2013	Mr. Klehr has served as our executive vice president since our inception in June 2013. Mr. Klehr also currently serves as executive vice president of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds and has presided in such roles since January 2013. Mr. Klehr has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, since the later of February 2011 or such entity’s inception date, including as executive vice president since September 2012. In this role, he focuses on fund administration, portfolio management, fund operations, research, education and communications. Prior to joining Franklin Square Holdings, Mr. Klehr served as a Vice President at Versa Capital Management, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle-market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the Executive Office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an Associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and serves on the board of trustees of The Philadelphia School where he is a member of the executive, governance, advancement, finance and investment committees.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years

Gerald F. Stahlecker Age: 48 Executive Vice President	Since 2013

Mr. Stahlecker has served as our executive vice president since our inception in June 2013 and has served as executive vice president of FSIC III Advisor and Franklin Square Holdings since June 2013 and January 2010, respectively. Mr. Stahlecker also serves as executive vice president of FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds and FS Global Advisor, LLC, and has presided in such roles since January 2010, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013 and January 2013, respectively. Mr. Stahlecker has also served as president of FS Investment Corporation since April 2013 and previously served as its executive vice president from March 2010 to April 2013. Mr. Stahlecker was a director of FS Investment Corporation and served as a member of the audit committee and as chairman of the valuation committee from FS Investment Corporation’s inception in December 2007 to December 2009 when he resigned as a director in order to join our affiliates, FB Income Advisor, LLC and Franklin Square Holdings. Mr. Stahlecker is a former founding partner of Radcliffe Capital Management, L.P., or Radcliffe, an SEC-registered investment advisory firm which manages the Radcliffe Funds, a family of Cayman Islands-based, master-feeder structured hedge funds, as well as separately managed accounts for an institutional investor base. Radcliffe pursues convertible arbitrage, high-yield debt, special situations and event driven investment strategies. From its founding in 2002 until selling his interest in Radcliffe in July 2009, Mr. Stahlecker served as managing director and chief operating officer of Radcliffe and was the co-chair of its investment committee. Prior to co-founding Radcliffe and its affiliated entities, from May 1998 through October 2002, Mr. Stahlecker served as an officer and director of Rose Glen Capital Management, L.P., or Rose Glen, a predecessor to Radcliffe. Rose Glen managed hedge funds focusing on directly negotiated, structured debt and equity investments in public companies. Mr. Stahlecker has extensive experience in structuring and negotiating investment transactions on behalf of investors and issuers and has participated in numerous distressed and special situation restructurings on behalf of investors.

From 1992 to 1998, Mr. Stahlecker was an attorney at Klehr, Harrison, Harvey, Branzburg & Ellers, LLP, a Philadelphia-based law firm, where he practiced corporate and securities law. While at Klehr Harrison, Mr. Stahlecker represented hedge funds, venture capital funds and other institutional investors pursuing structured equity and debt investments in public and private companies. Prior to attending law school, from 1987 to 1989, Mr. Stahlecker worked as a senior analyst at Furash & Company, a consulting boutique in Washington, D.C., where he advised banks and other financial institutions regarding mergers and acquisitions, restructurings, asset/liability management and strategic planning. Mr. Stahlecker received his B.S. in Industrial Management, with concentrations in Finance and Strategic Planning, from Carnegie Mellon University and his J.D. from Villanova University Law School, where he was an editor of the Villanova University Environmental Law Journal. Mr. Stahlecker serves on the board of directors of the Investment Program Association, an industry trade group, and previously served on the board of trustees of The Philadelphia School where he served as a member of its advancement, finance and investment committees.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years

Stephen S. Sypherd Age: 37 Vice President, Treasurer and Secretary	Since 2013	Mr. Sypherd has served as our vice president, treasurer and secretary since our inception in June 2013. Mr. Sypherd also currently serves as vice president, treasurer and secretary of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds and has presided in such roles since January 2013. Mr. Sypherd has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC since the later of August 2010 or such entity’s inception date, including as senior vice president since December 2011 and general counsel since January 2013. He is responsible for legal and compliance matters across all entities and investment products of Franklin Square Holdings. Prior to joining Franklin Square Holdings, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal.

(1)	The address for each officer is c/o FS Investment Corporation III, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our shares, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and officers, we believe that during the fiscal year ended December 31, 2013, all Section 16(a) filings applicable to such persons were timely filed.

Code of Ethics

We and FSIC III Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act, which applies to, among others, our officers, including our Chief Executive Officer and Chief Financial Officer, as well as the members of our board of directors. We have attached our code of ethics as an exhibit to our registration statement on Form N-2 filed with the SEC on December 23, 2013. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorpIII.com by clicking on

“Corporate Governance” at the bottom of the page and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our code of ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

We have established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (Chairman), Nix and Stanley, each an Independent Director. Our board of directors has determined that Mr. Ford is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies, except for Mr. Ford who serves on three audit committees in addition to ours. The board of directors has determined that Mr. Ford’s service on four audit committees does not impair his ability to effectively serve on the Audit Committee.

Item 11.	Executive Compensation.

Executive Compensation

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of FSIC III Advisor or by individuals who were contracted by us or by FSIC III Advisor to work on behalf of us, pursuant to the terms of the investment advisory and administrative services agreement. Each of our executive officers is an employee of FSIC III Advisor or an outside contractor, and the day-to-day investment operations and administration of our portfolio are managed by FSIC III Advisor. In addition, we will reimburse FSIC III Advisor for our allocable portion of expenses incurred by FSIC III Advisor in performing its obligations under the investment advisory and administrative services agreement, including the allocable portion of the cost of our officers and their respective staffs, as permitted under the investment advisory and administrative services agreement.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC III Advisor will become entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Our board of directors has not established a standing compensation committee because our executive officers do not receive any direct compensation from us. Our board of directors, as a whole, participates in the consideration of director compensation and decisions on director compensation are based on, among other things, a review of data of comparable BDCs.

Director Compensation

Our directors who do not also serve in an executive officer capacity for us or FSIC III Advisor will be entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Messrs. Ford, Harrow, Heller, Hilferty, Irwin, Nix and Stanley. Amounts payable under the arrangement will be determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer Fee	Board/Committee Meeting Fee	Annual Chairperson Fee
$0 to $100 million	$—	$—	$—
$100 million to $300 million	$25,000	$1,000	$5,000
$300 million to $500 million	$40,000	$1,000	$5,000
$500 million to $1 billion	$60,000	$1,500	$20,000
> $1 billion	$80,000	$2,500	$25,000

We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our directors who also serve in an executive officer capacity for us or FSIC III Advisor.

None of our directors received any compensation for the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2014, the beneficial ownership of the members of our board of directors, our executive officers, each person known to us to beneficially own 5% or more of our outstanding common stock and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2014. Ownership information for those persons who beneficially own 5% or more of our outstanding common stock is based upon information furnished by our transfer agent and other information provided by such persons, if available.

Shares Beneficially Owned as of March 28, 2014
Name and Address of Beneficial Owner(1)	Number of Shares(2)	Percentage(3)
Interested Directors:

Michael C. Forman(4)	11,111.111	50.0%
David J. Adelman	11,111.111	50.0%
Michael J. Heller	—	*

Independent Directors:

Brian R. Ford	—	*
Jeffrey K. Harrow	—	*
Daniel J. Hilferty III	—	*
Steven D. Irwin	—	*
Robert N.C. Nix, III	—	*
Peter G. Stanley	—	*

Executive Officers:

Salvatore Faia	—	*
Edward T. Gallivan, Jr.	—	*
Zachary Klehr	—	*
Gerald F. Stahlecker	—	*
Stephen S. Sypherd	—	*
All Executive Officers and Directors as a group (14 persons)	22,222.222	100.0%

*	Less than one percent.

(1)	The address of each beneficial owner is c/o FS Investment Corporation III, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

(2)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(3)	Based on a total of 22,222.222 shares issued and outstanding on March 28, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policy with Respect to Approval of Related Party Transactions

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. For example, our code of ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of us. Waivers to the code of ethics for any executive officer or member of our board of directors must be approved by our board of directors and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event, all future transactions with our affiliates will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of our board, including a majority of the Independent Directors.

Related Party Transactions (amounts presented in thousands)

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSIC III Advisor will become entitled to an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. We will commence accruing fees under the investment advisory and administrative services agreement upon commencement of our operations after we meet the minimum offering requirement. Management fees will be paid on a quarterly basis in arrears. For the fiscal year ended December 31, 2013, we did not pay any base management fee to FSIC III Advisor as we had not yet commenced operations.

The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will receive 20.0% of our pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue quarterly for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2013, we neither accrued nor paid any incentive fee to FSIC III Advisor as we had not yet commenced operations.

We will reimburse FSIC III Advisor for expenses necessary for the performance of its services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

The investment advisory and administrative services agreement provides that FSIC III Advisor and its officers, managers, controlling persons and any other person or entity affiliated with it acting as our agent will not be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by FSIC III Advisor or such other person, nor will FSIC III Advisor or such other person be held harmless for any loss or liability suffered by us, unless: (1) FSIC III Advisor or such other person has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (2) FSIC III Advisor or such other person was acting on behalf of or performing services for us; (3) the liability or loss suffered was not the result of negligence or misconduct by FSIC III Advisor or such other person acting as our agent; and (4) the indemnification or agreement to hold FSIC III Advisor or such other person harmless for any loss or liability is only recoverable out of our net assets and not from our stockholders.

Franklin Square Holdings, an affiliate of FSIC III Advisor, has funded certain of our offering costs and organization costs in the amount of $1,808 for the period from June 7, 2013 (Inception) to December 31, 2013. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have satisfied the minimum offering requirement. At such time, FSIC III Advisor will be entitled to receive 1.5% of the gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSIC III Advisor for such fees is expected to be $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC III Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers. During the year ended December 31, 2013, no sales commissions or dealer manager fees were retained by FS2 because no shares were sold in our continuous public offering.

Capital Contribution by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase approximately 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon the satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and its affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us quarterly for expenses in an amount equal to the difference between the cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under this arrangement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions we have paid to stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” (as defined below) during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total operating expenses, excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by Franklin Square Holdings pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

For the fiscal year ended December 31, 2013, Franklin Square Holdings did not reimburse any amounts to us as we had not yet commenced our operations.

Other Related Party Transactions

For the 2014 calendar year, Franklin Square Holdings has obtained health insurance through Independence Blue Cross for the benefit of its employees and other service providers, including employees and services providers who provide services to funds sponsored by Franklin Square Holdings, including us. Pursuant to the investment advisory and administrative services agreement, we reimburse FSIC III Advisor for certain costs of administrative personnel who render services to us, subject to the terms and conditions of the investment advisory and administrative services agreement. Franklin Square Holdings expects that the aggregate premiums and other expenses associated with such health insurance will be approximately $1,200 for the 2014 calendar year, a portion of which we expect will be reimbursed by us. Daniel J. Hilferty III, one of our directors, serves as the president and chief executive officer of Independence Blue Cross.

Independence of Board of Directors

A majority of the members of our board of directors are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or FSIC III Advisor and are “independent” as defined in Rule 303A.00 of the New York Stock Exchange, LLC. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us.

Our board of directors is currently comprised of nine directors, six of whom are Independent Directors. Our board of directors has determined that the following directors are Independent Directors: Messrs. Ford, Harrow, Hilferty, Irwin, Nix and Stanley. Based upon information requested from each director concerning his background, employment and affiliations, our board of directors has affirmatively determined that none of the Independent Directors has, or since our inception has had, a material business or professional relationship with us, other than in his capacity as a member of our board of directors or any committee or as a stockholder.

Our board of directors has three standing committees: an Audit Committee, a Valuation Committee and a Nominating and Corporate Governance Committee. The current members of our Audit Committee are Messrs. Ford (Chairman), Nix and Stanley. The current members of our Valuation committee are Messrs. Harrow (Chairman), Heller and Stanley, of whom Mr. Heller is an Interested Director. The current members of our Nominating and Corporate Governance Committee are Messrs. Hilferty, Irwin (Chairman) and Nix.

Item 14.	Principal Accountant Fees and Services.

Set forth in the table below are audit fees and non-audit related fees billed to us by McGladrey LLP, or McGladrey, for professional services performed for the fiscal year ended December 31, 2013:

Fiscal Year	Audit Fees	Audit- Related Fees(1)	Tax Fees	All Other Fees(2)
2013	$60,690	—	—	—

(1)	“Audit-Related Fees” are those fees billed to us by McGladrey for services provided by McGladrey or fees billed for expenses relating to the review by McGladrey of our registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended.
(2)	“All Other Fees” are those fees billed to us by McGladrey in connection with permitted non-audit services.

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by our independent registered public accounting firm for audit services and permitted non-audit services for us and for permitted non-audit services for FSIC III Advisor and any affiliates thereof that provide services to us if such non-audit services have a direct impact on the operations or financial reporting of us. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to our Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of our Audit Committee. However, our Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by McGladrey to management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Investment Corporation III or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit (a)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s prospectus supplement on Form 497 (File No. 333-191925) filed on March 18, 2014.)

4.2*	Distribution Reinvestment Plan of FS Investment Corporation III.

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2*	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC.

10.3*	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC.

10.4*	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement).

10.5*	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company.

10.6*	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION III

Date: March 31, 2014	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 31, 2014	/s/ MICHAEL C. FORMAN Michael C. Forman President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2014	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 31, 2014	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 31, 2014	/s/ BRIAN R. FORD Brian R. Ford Director

Date: March 31, 2014	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 31, 2014	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 31, 2014	/s/ DANIEL J. HILFERTY III Daniel J. Hilferty III Director

Date: March 31, 2014	/s/ STEVEN D. IRWIN Steven D. Irwin Director

Date: March 31, 2014	/s/ ROBERT N.C. NIX, III Robert N.C. Nix, III Director

Date: March 31, 2014	/s/ PETER G. STANLEY Peter G. Stanley Director