Form 10-Q
period 2014-03-31
FS Investment Corp III
filed 2014-05-15
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01047

FS Investment Corporation III

(Exact name of registrant as specified in its charter)

Maryland	90-0994912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre	19104 (Zip Code)
2929 Arch Street, Suite 675 Philadelphia, Pennsylvania (Address of principal executive offices)

(215) 495-1150

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 2,857,111 shares of common stock outstanding as of April 29, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Liabilities
Commitments and contingencies (Note 5)	$—	$—

Total liabilities	—	—

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	453	389
Accumulated loss	(253)	(189)

Total stockholders’ equity	$200	$200

Net asset value per share of common stock at period end	$9.00	$9.00

See notes to unaudited financial statements.

FS Investment Corporation III

Unaudited Statement of Operations

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2014
Operating expenses
Organization costs	$64

Net decrease in net assets resulting from operations	$(64)

Per share information—basic and diluted
Net decrease in net assets resulting from operations	$(2.88)

Weighted average shares outstanding	22,222

See notes to unaudited financial statements.

FS Investment Corporation III

Unaudited Statement of Changes in Net Assets

(in thousands)

Three Months Ended March 31, 2014
Operations
Net decrease in net assets resulting from operations	$(64)
Capital share transactions
Capital contributions of investment adviser	1,215
Offering costs	(1,151)

Net increase in net assets resulting from capital share transactions	64

Total increase in net assets	—
Net assets at beginning of period	200

Net assets at end of period	$200

See notes to unaudited financial statements.

FS Investment Corporation III

Notes to Unaudited Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced operations on April 2, 2014 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC III Advisor, LLC, or FSIC III Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Since commencing its continuous public offering and through April 29, 2014, the Company has sold 1,525,250 shares of common stock for gross proceeds of approximately $15,121. As of April 29, 2014, the Company had raised total gross proceeds of approximately $27,108, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and approximately $11,787 in gross proceeds from the principals of FSIC III Advisor, members of the Company’s board of directors and individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in April 2014 (see Note 5).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from June 7, 2013 (Inception) to December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 balance sheet is derived from the Company’s audited financial statements as of and for

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the period from June 7, 2013 (Inception) to December 31, 2013. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three months ended March 31, 2014, the Company incurred organization costs of $64, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC III Advisor, and have been recorded as a contribution to capital (see Note 3).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to its continuous public offering of shares of its common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three months ended March 31, 2014, the Company incurred offering costs of $1,151, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 3).

Note 3. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to an investment advisory and administrative services agreement, dated as of December 20, 2013, by and between the Company and FSIC III Advisor, or the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the Company’s average weekly gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s operations. The base management fee will be paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee on a quarterly basis, which, if earned, will be paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

The Company will reimburse FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Under the terms of the investment advisory and administrative services agreement, there is no liability on the Company’s part for the offering or organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. On April 2, 2014, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement. FSIC III Advisor became entitled to receive 1.5% of the gross proceeds raised in the Company’s continuous public offering until all offering and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered. During the three months ended March 31, 2014, and for the period from June 7, 2013 (Inception) to December 31, 2013, Franklin Square Holdings funded offering costs and organization costs in the amount of $1,215 and $1,808, respectively. Since commencing its continuous public offering and through April 29, 2014, the Company has paid total reimbursements of $227 to FSIC III Advisor and its affiliates for offering and organization costs funded by them.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under a dealer manager agreement, dated as of December 20, 2013, by

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

and among the Company, FSIC III Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three months ended March 31, 2014, the Company did not accrue any fees under this arrangement.

Capital Contributions by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser.

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, members of the Company’s board of directors and individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate gross proceeds of approximately $11,787 upon satisfaction of the minimum offering requirement on April 2, 2014.

As of April 29, 2014, the Company had sold an aggregate of 1,354,533 shares of common stock for aggregate gross proceeds of approximately $12,191 to members of the Company’s board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and in the private placement completed in April 2014. A portion of these proceeds may be used to pay certain front end fees, as defined in the Company’s charter, and expenses.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and its affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Energy and Power Fund and FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategies, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it in the absence of such relief. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of December 20, 2013, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the three months ended March 31, 2014, the Company did not accrue any reimbursements due from Franklin Square Holdings.

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following April 2, 2014, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (continued)

Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

Note 5. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FSIC III Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings, and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a

FS Investment Corporation III

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Commitments and Contingencies (continued)

party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

See Note 3 for information regarding the Company’s commitments to FSIC III Advisor and its affiliates (including Franklin Square Holdings).

Note 6. Subsequent Events

Satisfaction of Minimum Offering Requirement and Commencement of Operations

On April 2, 2014, the Company formally commenced its operations upon raising gross proceeds in excess of $2,500 from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or FSIC III Advisor. On such date, the Company sold 312,926 shares of common stock for gross proceeds of approximately $3,096 pursuant to its public offering. Upon satisfaction of the minimum offering requirement, the Company also sold to the principals of FSIC III Advisor, members of the Company’s board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM an aggregate of 1,309,639 shares of common stock for aggregate gross proceeds of approximately $11,787 in connection with the closing of the private placement.

Declaration of Regular Weekly Cash Distributions

On April 2, 2014, the Company announced that its board of directors declared regular weekly cash distributions for April 8, 2014 through June 24, 2014, each in the amount of $0.013461 per share, which have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” and “our” refer to FS Investment Corporation III.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC III Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced operations on April 2, 2014 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC III Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

Our investment activities are managed by FSIC III Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC III Advisor an annual base management fee based on our average weekly gross assets as well as incentive fees based on our performance. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and collateralized loan obligations, or CLOs.

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

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experience of FSIC III Advisor and GDFM.

In addition, we expect that our relationship with GSO Capital Partners LP, the parent of GDFM and one of the largest CLO managers in the world, will allow us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs and other debt securities. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $150,000 each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC III Advisor, subject to oversight by our board of directors. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

The senior secured and second lien secured loans in which we will invest generally are expected to have stated terms of three to seven years and any subordinated debt investments that we will make generally are expected to have stated terms of up to ten years, but the expected average life of such securities generally will be between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we will invest may be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Services, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We will also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses will include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FSIC III Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC III Advisor is responsible for compensating our investment sub-adviser.

We will reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions—Compensation of the Investment Advisor and Dealer Manager” for additional information regarding the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC III Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us quarterly for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the three months ended March 31, 2014, we did not accrue any reimbursements due from Franklin Square Holdings.

Portfolio Investment Activity for the Three Months Ended March 31, 2014 and for the Period from June 7, 2013 (Inception) to December 31, 2013

For the three months ended March 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, we did not make or sell any investments in portfolio companies.

Financial Condition, Liquidity and Capital Resources

Since commencing our continuous public offering and through April 29, 2014, we had sold 1,525,250 shares of common stock for gross proceeds of approximately $15,121. As of April 29, 2014, we had raised total gross proceeds of approximately $27,108, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and approximately $11,787 in gross proceeds from the principals of FSIC III Advisor, members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM in a private placement completed in April 2014. As of April 29, 2014, we had sold an aggregate of 1,354,533 shares of common stock for aggregate gross proceeds of approximately $12,191 to members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and in the private placement completed in April 2014. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

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

Capital Contributions by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser.

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In connection with the same private placement, members of our board of directors and individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we sold an aggregate of 1,309,639 shares of common stock for aggregate gross proceeds of approximately $11,787 upon satisfaction of the minimum offering requirement on April 2, 2014.

As of April 29, 2014, we had sold an aggregate of 1,354,533 shares of common stock for aggregate gross proceeds of approximately $12,191 to members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and in the private placement completed in April 2014. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Subject to our board of directors’ discretion and applicable legal restrictions, during our offering period, we intend to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on either a monthly or quarterly basis. On April 2, 2014, we announced that our board of directors declared regular weekly cash distributions for April 8, 2014 through June 24, 2014, each in the amount of $0.013461 per share, which have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

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

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

Valuation of Portfolio Investments

We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-

traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that FSIC III Advisor will provide our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three months ended March 31, 2014, we incurred organization costs of $64, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception on June 7, 2013 through March 31, 2014, we incurred aggregate organization costs of $253, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of shares of our common stock. We have charged offering costs against capital in excess of par value on the balance sheet. For the three months ended March 31, 2014, we incurred offering costs of $1,151, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception on June 7, 2013 through March 31, 2014, we incurred aggregate offering costs of $2,770, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Uncertainty in Income Taxes

We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the three months ended March 31, 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSIC III Advisor and, to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2014, no services had been performed by FSIC III Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our operations following satisfaction of the minimum offering requirement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our operations. The base management fee will be paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, will be paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We will reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have satisfied the minimum offering requirement. On April 2, 2014, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement. FSIC III Advisor became entitled to receive 1.5% of the gross proceeds raised in our continuous public offering until all offering and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered. During the three months ended March 31, 2014, and for the period from June 7, 2013 (Inception) to December 31, 2013, Franklin Square Holdings funded offering costs and organization costs in the amount of $1,215 and $1,808, respectively. Since commencing our continuous public offering and through April 29, 2014, we have paid total reimbursements of $227 to FSIC III Advisor and its affiliates for offering and organization costs funded by them.

The dealer manager for our continuous public offering is FS2 which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three months ended March 31, 2014, we did not accrue any fees under this arrangement.

See Note 3 to our unaudited financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, the exemptive relief order relating to co-investment transactions with certain of our affiliates and our expense reimbursement arrangement with Franklin Square Holdings.

Recent Developments

During the period from April 2, 2014 (Commencement of Operations) to April 29, 2014, we sold 1,525,250 shares of common stock for gross proceeds of approximately $15,121 at an average price per share of $9.91.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

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

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Annex A filed with FS Investment Corporation III’s prospectus supplement (File No. 333-191925) filed on April 4, 2014 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.3	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2014.

FS INVESTMENT CORPORATION III

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)