Form 10-Q
period 2014-06-30
FS Investment Corp III
filed 2014-08-14
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 29,090,330 shares of common stock outstanding as of July 29, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$138,246 and $0, respectively)	$139,623	$—
Cash	108,904	200
Receivable for investments sold and repaid	2,025	—
Interest receivable	249	—
Reimbursement due from sponsor(1)	1,111	—

Total assets	$251,912	$200

Liabilities
Payable for investments purchased	$75,445	$—
Management fees payable	491	—
Accrued capital gains incentive fees(2)	282	—
Administrative services expense payable	76	—
Directors’ fees payable	75	—
Other accrued expenses and liabilities	273	—

Total liabilities	76,642	—

Commitments and contingencies ($2,202 and $1,808, respectively)(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 19,649,586 and 22,222 shares issued and outstanding, respectively	20	—
Capital in excess of par value	174,404	389
Accumulated undistributed net realized gains on investments(4)	—	—
Accumulated distributions in excess of net investment income(4)	(531)	(189)
Net unrealized appreciation (depreciation) on investments	1,377	—

Total stockholders’ equity	175,270	200

Total liabilities and stockholders’ equity	$251,912	$200

Net asset value per share of common stock at period end	$8.92	$9.00

(1)	See Note 4 for a discussion of reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Investment income
Interest income	$573	$573
Fee income	433	433

Total investment income	1,006	1,006

Operating expenses
Management fees	491	491
Capital gains incentive fees(1)	282	282
Administrative services expenses	80	80
Stock transfer agent fees	105	105
Accounting and administrative fees	10	10
Organization costs	—	64
Directors’ fees	75	75
Other general and administrative expenses	241	241

Total operating expenses	1,284	1,348
Less: Expense reimbursement from sponsor(2)	(1,111)	(1,111)

Net expenses	173	237

Net investment income (loss)	833	769

Realized and unrealized gain/loss
Net realized gain (loss) on investments	34	34
Net change in unrealized appreciation (depreciation) on investments	1,377	1,377

Total net realized and unrealized gain (loss) on investments	1,411	1,411

Net increase (decrease) in net assets resulting from operations	$2,244	$2,180

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.29	$0.57

Weighted average shares outstanding	7,648,067	3,856,211

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Six Months Ended June 30, 2014
Operations
Net investment income (loss)	$769
Net realized gain (loss) on investments	34
Net change in unrealized appreciation (depreciation) on investments	1,377

Net increase (decrease) in net assets resulting from operations	2,180

Stockholder distributions(1)
Distributions from net investment income	(1,111)
Distributions from net realized gain on investments	(34)

Net decrease in net assets resulting from stockholder distributions	(1,145)

Capital share transactions
Issuance of common stock(2)	176,033
Reinvestment of stockholder distributions(2)	648
Offering costs	(1,929)
Payments to investment adviser for offering and organization costs(3)	(2,710)
Capital contributions of investment adviser	1,993

Net increase in net assets resulting from capital share transactions	174,035

Total increase in net assets	175,070
Net assets at beginning of period	200

Net assets at end of period	$175,270

Accumulated distributions in excess of net investment income(1)	$(531)

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2014.

(3)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Six Months Ended June 30, 2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,180
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(140,378)
Proceeds from sales and repayments of investments	2,169
Net realized (gain) loss on investments	(34)
Net change in unrealized (appreciation) depreciation on investments	(1,377)
Accretion of discount	(3)
(Increase) decrease in receivable for investments sold and repaid	(2,025)
(Increase) decrease in expense reimbursement due from sponsor(1)	(1,111)
(Increase) decrease in interest receivable	(249)
Increase (decrease) in payable for investments purchased	75,445
Increase (decrease) in management fees payable	491
Increase (decrease) in accrued capital gains incentive fees	282
Increase (decrease) in administrative services expense payable	76
Increase (decrease) in directors’ fees payable	75
Increase (decrease) in other accrued expenses and liabilities	273

Net cash used in operating activities	(64,186)

Cash flows from financing activities
Issuance of common stock	176,033
Reinvestment of stockholder distributions	648
Offering costs	(1,929)
Payments to investment adviser for offering and organization costs(2)	(2,710)
Capital contributions of investment adviser	1,993
Stockholder distributions	(1,145)

Net cash provided by financing activities	172,890

Total increase (decrease) in cash	108,704
Cash at beginning of period	200

Cash at end of period	$108,904

(1)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—45.5%
Alfred Fueling Systems Inc.	(e)	Commercial & Professional Services	L+375	1.0%	6/18/21	$2,500	$2,488	$2,509
Alison US LLC	(e)(f)	Utilities	L+450	1.0%	6/17/21	5,000	4,950	4,975
American Tire Distributors, Inc.	(e)	Automobiles & Components	L+475	1.0%	6/1/18	1,262	1,262	1,274
American Tire Distributors, Inc.	(e)(g)	Automobiles & Components	L+475	1.0%	6/1/18	298	298	298
BRG Sports, Inc.		Retailing	L+550	1.0%	4/15/21	783	767	791
Caesars Entertainment Operating Co.	(e)(f)	Consumer Services	L+425		1/26/18	5,525	5,203	5,113
Caesars Entertainment Operating Co.	(e)(f)	Consumer Services	L+525		1/28/18	1,744	1,656	1,631
Citgo Petroleum Corp.		Energy	L+600	2.0%	6/24/15	2,286	2,302	2,308
Corner Investment PropCo, LLC		Consumer Services	L+975	1.3%	11/2/19	5,000	5,161	5,150
EnergySolutions, LLC	(e)	Energy	L+575	1.0%	5/29/20	2,182	2,138	2,210
Husky Injection Molding Systems Ltd.	(e)(f)	Capital Goods	L+325	1.0%	6/30/21	991	986	994
Industrial Group Intermediate Holdings, LLC		Materials	L+800	1.3%	5/31/20	6,982	6,982	6,982
Mood Media Corp.	(f)	Media	L+600	1.0%	5/1/19	363	360	364
Peak 10, Inc.		Software & Services	L+400	1.0%	6/17/21	2,182	2,171	2,193
Phillips-Medisize Corp.	(e)	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,299	2,287	2,305
Serena Software, Inc.		Software & Services	L+650	1.0%	4/14/20	2,000	1,961	2,020
The ServiceMaster Co., LLC	(e)	Commercial & Professional Services	L+325	1.0%	7/1/21	6,147	6,085	6,148
Sorenson Communications, Inc.		Telecommunication Services	L+575	2.3%	4/30/20	5,025	5,001	5,154
Sports Authority, Inc.		Consumer Durables & Apparel	L+600	1.5%	11/16/17	3,263	3,275	3,272
The Telx Group, Inc.		Software & Services	L+350	1.0%	4/9/20	2,500	2,488	2,506
U.S. Xpress Enterprises, Inc.		Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	15,000	15,000	15,000
UTEX Industries, Inc.		Energy	L+400	1.0%	5/21/21	769	765	780
Vouvray US Finance LLC	(e)(f)	Transportation	L+400	1.0%	6/27/21	989	984	1,000
Wencor Group, LLC	(e)	Capital Goods	L+350	1.0%	6/19/21	2,143	2,138	2,156
Winebow Holdings, Inc.	(e)	Retailing	L+375	1.0%	7/1/21	2,863	2,848	2,871

Total Senior Secured Loans—First Lien							79,556	80,004
Unfunded Loan Commitments							(298)	(298)

Net Senior Secured Loans—First Lien							79,258	79,706

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—34.1%
Alison US LLC	(e)(f)	Utilities	L+850	1.0%	6/17/22	$8,889	$8,533	$8,700
BRG Sports, Inc.		Retailing	L+925	1.0%	4/15/22	1,563	1,524	1,578
Chief Exploration & Development LLC	(e)	Energy	L+650	1.0%	5/16/21	1,129	1,118	1,158
Colouroz Investment 2 LLC	(e)(f)	Consumer Durables & Apparel	L+725	1.0%	5/2/22	1,143	1,134	1,154
Neff Rental LLC		Capital Goods	L+625	1.0%	6/9/21	3,623	3,605	3,621
Peak 10, Inc.	(e)	Software & Services	L+725	1.0%	6/17/22	12,000	11,880	12,025
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	188	186	190
Phillips-Medisize Corp.	(e)	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,234	2,212	2,254
Printpack Holdings, Inc.		Consumer Durables & Apparel	L+875	1.0%	5/28/21	10,000	9,802	10,050
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,266	1,290
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	2,000
Vouvray US Finance LLC	(e)(f)	Transportation	L+750	1.0%	12/27/21	5,714	5,657	5,738
Wencor Group, LLC	(e)	Capital Goods	L+675	1.0%	6/19/22	5,748	5,766	5,813
Winebow Holdings, Inc.	(e)	Retailing	L+750	1.0%	1/2/22	4,162	4,131	4,172

Total Senior Secured Loans—Second Lien							58,814	59,743

						Number of Shares	Cost	Fair Value(d)
Equity/Other—0.1%
Industrial Group Intermediate Holdings, LLC, Common Equity	(h)(i)	Materials				173,554	174	174

Total Equity/Other							174	174

TOTAL INVESTMENTS—79.7%							$138,246	139,623

ASSETS IN EXCESS OF LIABILITIES—20.3%								35,647

NET ASSETS—100.0%								$175,270

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of June 30, 2014, the three-month London Interbank Offered Rate was 0.23%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Position or portion thereof unsettled as of June 30, 2014.

(f)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2014, 87.8% of the Company’s total assets represented qualifying assets.

(g)	Security is an unfunded loan commitment.

(h)	Security is non-income producing.

(i)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC III Advisor, LLC, or FSIC III Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2014, the Company had one wholly-owned financing subsidiary and one wholly-owned subsidiary through which it holds an interest in a non-controlled and non-affiliated portfolio company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2014. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. middle-market companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle-market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to its target companies as primary market or directly originated investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the period from June 7, 2013 (Inception) to December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 balance sheet is derived from the Company’s audited financial statements as of and for the period from June 7, 2013 (Inception) to December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC III Advisor, dated as of December 20, 2013, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC III Advisor if the Company’s entire portfolio were liquidated at its fair value as of the balance sheet date even though FSIC III Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company will “look through” its total return swap, or TRS, between its wholly-owned financing subsidiary, Center City Funding, LLC, or Center City, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly will be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS will further reduce the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2014, the Company incurred organization costs of $0 and $64, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC III Advisor, and have been recorded as a contribution to capital (see Note 4).

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Offering Costs: Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to its continuous public offering of shares of its common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three and six months ended June 30, 2014, the Company incurred offering costs of $778 and $1,929, respectively, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Shares	Amount
Gross Proceeds from Offering	19,559,137	$193,329
Reinvestment of Distributions	68,227	648

Total Gross Proceeds	19,627,364	193,977
Commissions and Dealer Manager Fees	—	(17,296)

Net Proceeds to Company from Share Transactions	19,627,364	$176,681

Status of Continuous Public Offering

Since commencing its continuous public offering and through July 29, 2014, the Company has sold 27,758,469 shares of common stock for gross proceeds of approximately $276,101, including proceeds from shares issued pursuant to its distribution reinvestment plan. As of July 29, 2014, the Company had raised total gross proceeds of approximately $288,088, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and approximately $11,787 in gross proceeds raised from the principals of FSIC III Advisor, other individuals and entities affiliated with FSIC III Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in April 2014 (see Note 4).

During the six months ended June 30, 2014, the Company sold 19,627,364 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of approximately $193,977 at an average price per share of $9.88. The gross proceeds received during the six months ended June 30, 2014 include reinvested stockholder distributions of $648 for which the Company issued 68,227 shares of common stock. During the period from July 1, 2014 to July 29, 2014, the Company sold 9,440,744 shares of common stock for gross proceeds of approximately $93,911 at an average price per share of $9.95.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $17,296 for the six months ended June 30, 2014.

Share Repurchase Program

Beginning with the third calendar quarter of 2014, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the Company’s average weekly gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee on a quarterly basis, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of the Company’s offering and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC III Advisor became entitled to receive 1.5% of the gross proceeds raised in the Company’s continuous public offering until all offering and organization

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On April 2, 2014, the Company satisfied the minimum offering requirement. During the three and six months ended June 30, 2014, Franklin Square Holdings funded offering and organization costs in the amount of $778 and $1,993, respectively. Since June 7, 2013 (Inception) through June 30, 2014, Franklin Square Holdings has funded $3,801 in offering and organization costs. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, the Company paid total reimbursements of $2,710 to FSIC III Advisor and its affiliates for offering and organization costs previously funded. The reimbursements were recorded as a reduction of capital. As of June 30, 2014, $1,091 remains reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

Related Party	Source Agreement	Description	Six Months Ended June 30, 2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$491
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$282
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$80
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$3,248

(1)	During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, there were no base management fees paid to FSIC III Advisor. As of June 30, 2014, $491 in base management fees were payable to FSIC III Advisor.
(2)	During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, the Company accrued capital gains incentive fees of $282 based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(3)	During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, $23 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $4 in administrative services expenses to FSIC III Advisor during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014.
(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate gross proceeds of approximately $11,787 upon satisfaction of the minimum offering requirement on April 2, 2014. As of July 29, 2014, the Company has sold an aggregate of 1,397,395 shares of common stock for aggregate gross proceeds of approximately $12,585 to members of the Company’s board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014. A portion of these proceeds may be used to pay certain front end fees, as defined in the Company’s charter, and expenses.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

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

Expense Reimbursement

Pursuant to the expense support and conditional reimbursement agreement, dated as of December 20, 2013, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income.

The specific amount of expenses reimbursed by Franklin Square Holdings pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

The following table reflects the expense reimbursement payment due from Franklin Square Holdings to the Company as of June 30, 2014 that may become subject to repayment by the Company to Franklin Square Holdings:

Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of June 30, 2014 (which is calculated by annualizing the regular weekly cash distribution per share as of June 30, 2014 without compounding), divided by the Company’s public offering price per share as of June 30, 2014.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145

The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On June 4, 2014 and August 6, 2014, the Company’s board of directors declared regular weekly cash distributions for July 2014 through September 2014 and October 2014 through December 2014, respectively, each in the amount of $0.013461 per share, which have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been and may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

	Six Months Ended June 30, 2014
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	34	3%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	1,111	97%

Total	$1,145	100%

(1)	During the six months ended June 30, 2014, 99.7% of the Company’s gross investment income was attributable to cash income earned and 0.3% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the six months ended June 30, 2014 was $1,111. As of June 30, 2014, the Company had distributed all of its net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s operations and the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2014:

Six Months Ended June 30, 2014
GAAP-basis net investment income (loss)	$769
Tax-basis deferral and amortization of organization costs	60
Reversal of incentive fee accrual on unrealized gains	282

Tax-basis net investment income	$1,111

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2014, the components of accumulated earnings on a tax basis were as follows:

June 30, 2014
Distributable ordinary income (income and short-term capital gains)	$—
Distributable realized gains (long-term capital gains)	—
Incentive fee accrual on unrealized gains	(282)
Unamortized organization costs	(249)
Net unrealized appreciation (depreciation) on investments(1)	1,377

Total	$846

(1)	As of June 30, 2014, the gross unrealized appreciation on the Company’s investments was $1,507. As of June 30, 2014, the gross unrealized depreciation on the Company’s investments was $130.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $138,246 as of June 30, 2014. The aggregate net unrealized appreciation (depreciation) on a tax basis was $1,377 as of June 30, 2014.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2014:

	June 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$79,258	$79,706	57%
Senior Secured Loans—Second Lien	58,814	59,743	43%
Equity/Other	174	174	0%

Total	$138,246	$139,623	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2014, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, the Company had one senior secured loan investment with an unfunded commitment of $298. The Company maintains sufficient cash on hand to fund such unfunded commitment should the need arise.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014:

	June 30, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,274	1%
Capital Goods	12,774	9%
Commercial & Professional Services	8,657	6%
Consumer Durables & Apparel	14,476	10%
Consumer Services	11,894	9%
Energy	9,746	7%
Health Care Equipment & Services	4,559	3%
Materials	7,156	5%
Media	364	0%
Retailing	9,412	7%
Software & Services	18,744	13%
Telecommunication Services	5,154	4%
Transportation	21,738	16%
Utilities	13,675	10%

Total	$139,623	100%

Note 7. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of June 30, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2014
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	—
Level 3—Significant unobservable inputs	139,623

Total	$139,623

The Company’s investments as of June 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Three senior secured loan investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. The Company’s equity/other investment was valued by the same independent valuation firm, which determined the fair value of such investment by considering, among other factors, contractual rights ascribed to such investment, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, book value and liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The Company will value the TRS in accordance with the agreements between Center City and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to the Company for review and testing. The Company’s valuation committee and board of directors will review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The following is a reconciliation for the six months ended June 30, 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Equity/Other	Total
Fair value at beginning of period	$—	$—	$—	$—
Accretion of discount (amortization of premium)	—	3	—	3
Net realized gain (loss)	(1)	35	—	34
Net change in unrealized appreciation (depreciation)	448	929	—	1,377
Purchases	79,403	60,801	174	140,378
Sales and redemptions	(144)	(2,025)	—	(2,169)
Net transfers in or out of Level 3	—	—	—	—

Fair value at end of period	$79,706	$59,743	$174	$139,623

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$448	$929	—	$1,377

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2014 were as follows:

Type of Investment	Fair Value at June 30, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$21,982	Market Comparables	Market Yield (%)	9.0% - 11.8%	10.8%
	57,724	Market Quotes	Indicative Dealer Quotes	92.3% - 103.5%	99.9%
Senior Secured Loans—Second Lien	2,000	Market Comparables	Market Yield (%)	8.3% - 8.8%	8.5%
	57,743	Market Quotes	Indicative Dealer Quotes	97.1% - 103.0%	100.1%
Equity/Other	174	Market Comparables	EBITDA Multiples (x)	6.5x - 6.8x	6.7x

Total	$139,623

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of June 30, 2014:

Facility	Type of Facility	Rate	Amount Available	Maturity Date
Center City Total Return Swap	TRS	L + 1.30%	$100,000	N/A	(1)

(1)	The TRS may be terminated by Center City at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

Total Return Swap

On June 26, 2014, Center City entered into a TRS for a portfolio of senior secured floating rate loans with Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables the Company, through its ownership of Center City, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Center City borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Center City under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City, which generally will equal the value of cash collateral provided by Center City under the TRS. Pursuant to the terms of the TRS, Center City may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $100,000. Center City is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City are available to pay the Company’s debts.

Pursuant to the terms of an investment management agreement that the Company has entered into with Center City, the Company acts as the investment manager of the rights and obligations of Center City under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Center City for purposes of the TRS are selected by the Company in accordance with the Company’s investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Center City may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.30% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Center City may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Center City may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City. The amount of collateral required to be posted by Center City is determined primarily on the basis of the aggregate value of the underlying loans.

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Center City for the purpose of funding any additional collateral or payment obligations for which Center City may become obligated during the term of the TRS. If the Company does not make any such additional investment in Center City and Center City fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City under the TRS. In the event of an early termination of the TRS, Center City would be required to pay an early termination fee.

Citibank may terminate the TRS on or after June 26, 2015, the first anniversary of the effectiveness of the TRS. Center City may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($100,000), multiplied by (z) 1.30% per annum. Other than during the first 90 days and last 30 days of the term of the TRS, Center City is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

The value of the TRS will be based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank will value each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank will report the mark-to-market values of the underlying loans to Center City. The fair value of the TRS will be reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS will be reflected in the Company’s

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of June 30, 2014, there were no loans underlying the TRS.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Center City under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FSIC III Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

See Note 4 for a discussion of the Company’s commitments to FSIC III Advisor and its affiliates (including Franklin Square Holdings) and Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2014:

Six Months Ended June 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.00
Results of operations(2)
Net investment income (loss)	0.10
Net realized and unrealized appreciation (depreciation) on investments	0.18

Net increase (decrease) in net assets resulting from operations	0.28

Stockholder distributions(3)
Distributions from net investment income	(0.16)
Distributions from net realized gain on investments	(0.00)

Net decrease in net assets resulting from stockholder distributions	(0.16)

Capital share transactions
Issuance of common stock(4)	0.14
Offering costs(2)	(0.25)
Payments to investment adviser for offering and organization costs(2)	(0.35)
Capital contributions of investment adviser(2)	0.26

Net increase (decrease) in net assets resulting from capital share transactions	(0.20)

Net asset value, end of period	$8.92

Shares outstanding, end of period	19,649,586

Total return(5)	0.89%

Ratio/Supplemental Data:
Net assets, end of period	$175,270

Ratio of net investment income to average net assets(6)	1.17%

Ratio of accrued capital gains incentive fees to average net assets(6)	0.43%

Ratio of total operating expenses to average net assets(6)	2.05%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(1.69)%

Ratio of net operating expenses to average net assets(6)	0.36%

Portfolio turnover(7)	3.83%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for the six months ended June 30, 2014 was calculated by taking the net asset value per share as of June 30, 2014, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share as of December 31, 2013. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and is calculated in accordance with GAAP. This return figure does not represent an actual return to stockholders.
(6)	Weighted average net assets during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014 are used for this calculation. Ratios are not annualized.
(7)	Portfolio turnover for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014 is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Investment Corporation III.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC III Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

In addition, our relationship with GSO Capital Partners LP, the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle-market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or other equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $150,000 each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC III Advisor, subject to oversight by our board of directors. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments and net unrealized appreciation or depreciation on investments. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio.

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FSIC III Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC III Advisor is responsible for compensating our investment sub-adviser.

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

The following table reflects the expense reimbursement payment due from Franklin Square Holdings to us as of June 30, 2014 that may become subject to repayment by us to Franklin Square Holdings:

Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of June 30, 2014 (which is calculated by annualizing the regular weekly cash distribution per share as of June 30, 2014 without compounding), divided by our public offering price per share as of June 30, 2014.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from April 2, 2014 (Commencement of Operations) through June 30, 2014

During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we made investments in portfolio companies totaling $140,378. During the same period, we sold investments for proceeds of $2,025 and received principal repayments of $144. As of June 30, 2014, our investment portfolio, with a total fair value of $139,623, consisted of interests in 29 portfolio companies (57% in first lien senior secured loans, 43% in second lien senior secured loans and 0% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $482.4 million. As of June 30, 2014, the investments in our portfolio were purchased at a weighted average price of 99.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 82.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.2% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular weekly cash distribution rate of $0.013461 per share as of June 30, 2014 and our public offering price of $10.00 per share as of such date, the annualized distribution rate to stockholders as of June 30, 2014 was 7.00%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

Net Investment Activity	For the Six Months Ended June 30, 2014
Purchases	$140,378
Sales and Redemptions	(2,169)

Net Portfolio Activity	$138,209

	For the Six Months Ended June 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$79,403	57%
Senior Secured Loans—Second Lien	60,801	43%
Equity/Other	174	0%

Total	$140,378	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2014:

	June 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$79,258	$79,706	57%
Senior Secured Loans—Second Lien	58,814	59,743	43%
Equity/Other	174	174	0%

Total	$138,246	$139,623	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2014:

June 30, 2014
Number of Portfolio Companies	29
% Variable Rate (based on fair value)	99.9%
% Non-Income Producing Equity or Other Investments (based on fair value)	0.1%
Average Annual EBITDA of Portfolio Companies	$482,400
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.0%
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.2%

Direct Originations

The following tables present certain selected information regarding our direct originations for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

Net Direct Originations	For the Three Months Ended June 30, 2014
Total Commitments (including unfunded commitments)	$39,199
Exited Investments (including partial paydowns)	(18)

Net Direct Originations	$39,181

	For the Three Months Ended June 30, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$27,025	69%
Senior Secured Loans—Second Lien	12,000	31%
Equity/Other	174	0%

Total	$39,199	100%

For the Three Months Ended June 30, 2014
Average New Direct Origination Commitment Amount	$7,840
Weighted Average Maturity for New Direct Originations	2/11/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.3%

The following table presents certain selected information regarding our direct originations as of June 30, 2014:

Characteristics of All Direct Originations held in Portfolio	June 30, 2014
Number of Portfolio Companies	5
Average Annual EBITDA of Portfolio Companies	$83,700
Average Leverage through Tranche of Portfolio Companies—Excluding Equity/Other	4.3x
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2014:

	June 30, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct Originations	$39,360	28%
Opportunistic	19,724	14%
Broadly Syndicated/Other	80,539	58%

Total	$139,623	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014:

	June 30, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,274	1%
Capital Goods	12,774	9%
Commercial & Professional Services	8,657	6%
Consumer Durables & Apparel	14,476	10%
Consumer Services	11,894	9%
Energy	9,746	7%
Health Care Equipment & Services	4,559	3%
Materials	7,156	5%
Media	364	0%
Retailing	9,412	7%
Software & Services	18,744	13%
Telecommunication Services	5,154	4%
Transportation	21,738	16%
Utilities	13,675	10%

Total	$139,623	100%

As of June 30, 2014, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, we had one senior secured loan investment with an unfunded commitment of $298. We maintain sufficient cash on hand to fund such unfunded commitment should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2014:

	June 30, 2014
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	132,879	95%
3	6,744	5%
4	—	—
5	—	—

Total	$139,623	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced investment operations on April 2, 2014, when we raised in excess of $2,500 from persons who are not affiliated with us or FSIC III Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, no comparisons with the comparable 2013 periods have been included. From January 1, 2014 through April 2, 2014, we incurred organization costs of $64 and offering costs of $1,929 which were paid on our behalf by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the Period from April 2, 2014 (Commencement of Operations) through June 30, 2014

Revenues

We generated investment income of $1,006 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014 in the form of interest and fees earned on senior secured loans in our portfolio. Such revenues represent $1,003 of cash income earned as well as $3 in non-cash portions relating to accretion of discount for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

Our total operating expenses were $1,285 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014. Our operating expenses include base management fees attributed to FSIC III Advisor of $491 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014. Our expenses also include administrative services expenses attributed to FSIC III Advisor of $80 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014.

FSIC III Advisor is eligible to receive incentive fees based on performance. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we accrued capital gains incentive fees of $282 based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

For the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $10 and fees and expenses incurred with our stock transfer agent totaled $105. Fees for our board of directors were $75 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014.

Our other general and administrative expenses totaled $241 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014 and consisted of the following:

Period from April 2, 2014 (Commencement of Operations) through June 30, 2014
Expenses associated with our independent audit and related fees	$40
Compensation of our chief compliance officer	13
Legal fees	67
Printing fees	50
Other	71

Total	$241

We generally expect our total expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, the ratio of our total operating expenses to our average net assets was 1.96%, and the ratio of our net operating expenses to our average net assets, which includes $1,111 of expense reimbursements from Franklin Square Holdings, was 0.26%. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, the ratio of our total operating expenses to average net assets included $282 related to accruals for incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 1.53% for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014. Incentive fees, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

For the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we accrued $1,111 of reimbursements from Franklin Square Holdings. As of June 30, 2014, we had $1,111 of reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. As of June 30, 2014, $1,111 remained subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement.”

Net Investment Income

Our net investment income totaled $833 ($0.10 per share) for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $2,025 and $144, respectively, during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, from which we realized a net gain of $34.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $1,377. The net change in unrealized appreciation (depreciation) on our investments during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014 was primarily driven by the performance of certain of our senior secured loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, the net increase in net assets resulting from operations was $2,244 ($0.28 per share).

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014, we had $108,904 in cash, which we held in a custodial account. Below is a summary of our outstanding financing facility as of June 30, 2014:

Facility	Type of Facility	Rate	Amount Available	Maturity Date
Center City Total Return Swap	TRS	L + 1.30%	$100,000	N/A	(1)

(1)	The TRS may be terminated by Center City at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our TRS, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

Since commencing our continuous public offering and through July 29, 2014, we have sold 27,758,469 shares of common stock for gross proceeds of approximately $276,101, including proceeds from shares issued pursuant to our distribution reinvestment plan. As of July 29, 2014, we had raised total gross proceeds of approximately $288,088, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and approximately $11,787 in gross proceeds raised from the principals of FSIC III Advisor, other individuals and entities affiliated with FSIC III Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in April 2014.

During the six months ended June 30, 2014, we sold 19,627,364 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of approximately $193,977 at an average price per share of $9.88. The gross proceeds received during the six months ended June 30, 2014 include reinvested stockholder distributions of $648 for which we issued 68,227 shares of common stock. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we also incurred offering costs of $778 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $17,296 for the period from April 2, 2014 (Commencement of Operations) through June 30, 2014. These sales commissions and fees include $3,248 retained by the dealer manager, FS2, which is one of our affiliates.

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we sold an aggregate of 1,309,639 shares of common stock for aggregate gross proceeds of approximately $11,787 upon satisfaction of the minimum offering requirement on April 2, 2014. As of July 29, 2014, we have sold an aggregate of 1,397,395 shares of common stock for aggregate gross proceeds of approximately $12,585 to members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

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

Our first distribution was declared for stockholders of record as of April 8, 2014. During our offering period we intend to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities, and will be made after the deduction of fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2014 represented a return of capital.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145

On June 4, 2014 and August 6, 2014, our board of directors declared regular weekly cash distributions for July 2014 through September 2014 and October 2014 through December 2014, respectively, each in the amount of $0.013461 per share, which have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been and may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

	Six Months Ended June 30, 2014
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	34	3%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	1,111	97%

Total	$1,145	100%

(1)	During the six months ended June 30, 2014, 99.7% of our gross investment income was attributable to cash income earned and 0.3% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the six months ended June 30, 2014 was $1,111. As of June 30, 2014, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2014.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC III Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with FSIC III Advisor’s management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with our valuation committee;

•

our valuation committee reviews the preliminary valuation and FSIC III Advisor’s management team, together with our independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC III Advisor or any independent third-party valuation or pricing service, that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of June 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Three senior secured loan investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Our equity/other investment was valued by the same independent valuation firm, which determined the fair value of such investment by considering, among other factors, contractual rights ascribed to such investment, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value and liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our valuation committee and board of directors will review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC III Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FSIC III Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we will “look through” our TRS in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly will be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS will further reduce the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the TRS.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three and six months ended June 30, 2014, we incurred organization costs of $0 and $64, respectively, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception on June 7, 2013 through June 30, 2014, we incurred aggregate organization costs of $253, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of shares of our common stock. We have charged offering costs against capital in excess of par value on the balance sheet. For the three and six months ended June 30, 2014, we incurred offering costs of $778 and $1,929, respectively, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception on June 7, 2013 through June 30, 2014, we incurred aggregate offering costs of $3,548, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSIC III Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we incurred $491 in base management fees and $80 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC III Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we accrued capital gains incentive fees of $282 based on the performance of our portfolio, all of which was based on unrealized gains. We did not pay any capital gains incentive fees to FSIC III Advisor during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014. As of June 30, 2014, we had accrued capital gains incentive fees of $282, all of which was based on unrealized gains and none of which is currently payable to FSIC III Advisor.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Base management fees are paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of our offering and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC III Advisor became entitled to receive 1.5% of the gross proceeds raised in our continuous public offering until all offering and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On April 2, 2014, we satisfied the minimum offering requirement. During the three and six months ended June 30, 2014, Franklin Square Holdings funded offering and organization costs in the amount of $778 and $1,993, respectively. Since June 7, 2013 (Inception) through June 30, 2014, Franklin Square Holdings has funded $3,801 in offering and organization costs. During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we paid total reimbursements of $2,710 to FSIC III Advisor and its affiliates for offering and organization costs previously funded. The reimbursements were recorded as a reduction of capital. As of June 30, 2014, $1,091 remains reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014:

Related Party	Source Agreement	Description	Six Months Ended June 30, 2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$491
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$282
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$80
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$3,248

(1)	During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, there were no base management fees paid to FSIC III Advisor. As of June 30, 2014, $491 in base management fees were payable to FSIC III Advisor.

(2)	During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, we accrued capital gains incentive fees of $282 based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee.

(3)	During the period from April 2, 2014 (Commencement of Operations) through June 30, 2014, $23 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $4 in administrative services expenses to FSIC III Advisor during the period from April 2, 2014 (Commencement of Operations) through June 30, 2014.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, the exemptive relief order relating to co-investment transactions with certain of our affiliates and our expense reimbursement arrangement with Franklin Square Holdings.

Recent Developments

During the period from July 1, 2014 to July 29, 2014, we sold 9,440,744 shares of common stock for gross proceeds of approximately $93,911 at an average price per share of $9.95.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 99.9% of our portfolio investments (based on fair value) paid variable interest rates and 0.1% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Center City and Citibank, Center City pays fees to Citibank at a floating rate equal to LIBOR plus 1.30% per annum on the full notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $100 million. We expect some or all of the future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. As of June 30, 2014, there were no credit facilities or other financing arrangements in effect other than the TRS. As of June 30, 2014, there were no loans underlying the TRS.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rate	Increase (Decrease) in Interest Income	Percentage Change in Interest Income
Down 25 basis points	$(18)	(0.2)%
No change	—	—
Up 100 basis points	309	2.7%
Up 300 basis points	2,985	26.5%
Up 500 basis points	5,775	51.2%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013 and our additional filings with the SEC before making an investment in our common stock.

Risks Related to Our Business and Structure

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in our common stock may increase.

Risks Related to Our Investments

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned financing subsidiary, Center City, has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of the TRS between Center City and Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Center City, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Center City borrowing funds to acquire loans and incurring interest expense to a lender.

The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. Because this arrangement is not an acquisition of the underlying loans, we have no right directly to enforce compliance with the terms of the loans and have no voting or other consensual rights of ownership with respect to the loans. In the event of insolvency of the counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the underlying loans.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Center City is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Center City under the TRS. Center City bears the risk of depreciation with respect to the value of the loans underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by Center City is determined primarily on the basis of the aggregate value of the underlying loans.

The limit on the additional collateral that Center City may be required to post pursuant to the TRS Agreement is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City (determined without consideration of the initial cash collateral posted for each loan included in the TRS). Center City’s maximum liability under the TRS is the amount of any decline in the aggregate value of the loans subject to the TRS, less the amount of the cash collateral previously posted by Center City. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Center City or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) Center City ceasing to be our wholly-owned subsidiary; (e) either us or Center City amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Center City or having authority to enter into transactions under the TRS on behalf of Center City , and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC III Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser or GDFM (or an affiliate) ceasing to be the investment sub-adviser to FSIC III Advisor; (h) Center City failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Center City becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Center City that may not be changed without the vote of our stockholders and that relates to Center City’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after June 26, 2015, the first anniversary of the effectiveness of the TRS. Center City may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($100.0 million), multiplied by (z) 1.30% per annum. Other than during the first 90 days and last 30 days of the term of the TRS, Center City is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

Upon any termination of the TRS, Center City will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that Center City will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if Center City controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “Item 1A. Risk Factors—Risks Related to Debt Financing” in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Item 1A. Risk Factors—Risks Related to Debt Financing” in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Annex A filed with FS Investment Corporation III’s prospectus supplement (File No. 333-191925) filed on April 4, 2014 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2*	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC.

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2014.

FS INVESTMENT CORPORATION III

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)