Form 10-Q
period 2014-09-30
FS Investment Corp III
filed 2014-11-14
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 66,670,356 shares of common stock outstanding as of October 28, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$417,857 and $0, respectively)	$415,049	$—
Cash	109,378	200
Due from counterparty	56,213	—
Receivable for investments sold and repaid	8,332	—
Interest receivable	4,317	—
Reimbursement due from sponsor(1)	1,760	—
Receivable due on total return swap(2)	252	—

Total assets	$595,301	$200

Liabilities
Unrealized depreciation on total return swap(2)	$563	$—
Payable for investments purchased	97,915	—
Stockholder distributions payable	3,355	—
Management fees payable	2,068	—
Administrative services expense payable	32	—
Directors’ fees payable	123	—
Other accrued expenses and liabilities	516	—

Total liabilities	104,572	—

Commitments and contingencies ($2,871 and $1,808, respectively)(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 55,460,514 and 22,222 shares issued and outstanding, respectively	55	—
Capital in excess of par value	494,380	389
Accumulated undistributed net realized gains on investments and total return swap(4)	250	—
Accumulated distributions in excess of net investment income(4)	(585)	(189)
Net unrealized appreciation (depreciation) on investments and total return swap	(3,371)	—

Total stockholders’ equity	490,729	200

Total liabilities and stockholders’ equity	$595,301	$200

Net asset value per share of common stock at period end	$8.85	$9.00

(1)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Investment income
Interest income	$4,172	$4,745
Fee income	3,391	3,824

Total investment income	7,563	8,569

Operating expenses
Management fees	2,068	2,559
Capital gains incentive fees(1)	(282)	—
Administrative services expenses	53	133
Stock transfer agent fees	186	291
Accounting and administrative fees	30	40
Organization costs	—	64
Directors’ fees	107	182
Other general and administrative expenses	337	578

Total operating expenses	2,499	3,847
Less: Expense reimbursement from sponsor(2)	(1,760)	(2,871)

Net expenses	739	976

Net investment income (loss)	6,824	7,593

Realized and unrealized gain/loss
Net realized gain (loss) on investments	98	132
Net realized gain (loss) on total return swap(3)	252	252
Net change in unrealized appreciation (depreciation) on investments	(4,185)	(2,808)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(563)	(563)

Total net realized and unrealized gain (loss) on investments	(4,398)	(2,987)

Net increase (decrease) in net assets resulting from operations	$2,426	$4,606

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.07	$0.30

Weighted average shares outstanding	37,199,253	15,158,645

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Nine Months Ended September 30, 2014
Operations
Net investment income (loss)	$7,593
Net realized gain (loss) on investments and total return swap(1)	384
Net change in unrealized appreciation (depreciation) on investments	(2,808)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(563)

Net increase (decrease) in net assets resulting from operations	4,606

Stockholder distributions(2)
Distributions from net investment income	(7,989)
Distributions from net realized gain on investments	(134)

Net decrease in net assets resulting from stockholder distributions	(8,123)

Capital share transactions
Issuance of common stock(3)	496,476
Reinvestment of stockholder distributions(3)	2,607
Offering costs	(3,229)
Payments to investment adviser for offering and organization costs(4)	(3,801)
Capital contributions of investment adviser	1,993

Net increase in net assets resulting from capital share transactions	494,046

Total increase in net assets	490,529
Net assets at beginning of period	200

Net assets at end of period	$490,729

Accumulated distributions in excess of net investment income(2)	$(585)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014.

(4)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Nine Months Ended September 30, 2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,606
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(435,554)
Proceeds from sales and repayments of investments	17,875
Net realized (gain) loss on investments	(132)
Net change in unrealized (appreciation) depreciation on investments	2,808
Net change in unrealized (appreciation) depreciation on total return swap(1)	563
Accretion of discount	(46)
Organization costs	64
(Increase) decrease in due from counterparty	(56,213)
(Increase) decrease in receivable for investments sold and repaid	(8,332)
(Increase) decrease in expense reimbursement due from sponsor(2)	(1,760)
(Increase) decrease in interest receivable	(4,317)
(Increase) decrease in receivable due on total return swap(1)	(252)
Increase (decrease) in payable for investments purchased	97,915
Increase (decrease) in management fees payable	2,068
Increase (decrease) in administrative services expense payable	32
Increase (decrease) in directors’ fees payable	123
Increase (decrease) in other accrued expenses and liabilities	516

Net cash used in operating activities	(380,036)

Cash flows from financing activities
Issuance of common stock	496,476
Reinvestment of stockholder distributions	2,607
Offering costs	(1,300)
Payments to investment adviser for offering and organization costs(3)	(3,801)
Stockholder distributions	(4,768)

Net cash provided by financing activities	489,214

Total increase (decrease) in cash	109,178
Cash at beginning of period	200

Cash at end of period	$109,378

Supplemental disclosure of non-cash financing activities
Offering costs financed by capital contributions of investment adviser	$1,993

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—31.9%
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+325	1.0%	7/23/21	$6,008	$5,994	$5,913
Advantage Sales & Marketing Inc.	(g)	Commercial & Professional Services	L+325	1.0%	7/23/21	98	100	97
American Tire Distributors, Inc.		Automobiles & Components	L+475	1.0%	6/1/18	1,555	1,555	1,557
AmSurg Corp.	(e)	Health Care Equipment & Services	L+300	0.8%	7/16/21	1,484	1,481	1,472
BMC Software, Inc.	(f)(g)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
BRG Sports, Inc.		Consumer Durables & Apparel	L+550	1.0%	4/15/21	761	747	767
Cactus Wellhead, LLC		Energy	L+600	1.0%	7/31/20	9,750	9,559	9,604
Caesars Entertainment Operating Co., Inc.	(e)	Consumer Services	L+575		3/1/17	5,223	4,926	4,767
Caesars Entertainment Operating Co., Inc.	(e)	Consumer Services	L+675		3/1/17	1,649	1,568	1,507
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	13,000	13,366	13,228
Emerald Performance Materials, LLC		Materials	L+350	1.0%	7/30/21	455	452	451
EnergySolutions, LLC		Energy	L+575	1.0%	5/29/20	2,176	2,134	2,213
Industrial Group Intermediate Holdings, LLC		Materials	L+800	1.3%	5/31/20	6,965	6,965	6,965
Jazz Acquisition, Inc.	(f)	Capital Goods	L+350	1.0%	6/19/21	1,746	1,750	1,736
Mood Media Corp.	(e)	Media	L+600	1.0%	5/1/19	362	359	357
Peak 10, Inc.		Software & Services	L+400	1.0%	6/17/21	2,176	2,166	2,170
PHRC License, LLC		Consumer Services	L+900	1.5%	8/14/20	15,000	15,000	15,000
Production Resource Group, LLC		Media	L+750	1.0%	7/23/19	20,000	20,000	19,550
Serena Software, Inc.		Software & Services	L+650	1.0%	4/14/20	2,000	1,962	2,009
The ServiceMaster Company, LLC		Commercial & Professional Services	L+325	1.0%	7/1/21	1,147	1,135	1,131
The ServiceMaster Company, LLC	(f)(g)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,446
Sorenson Communications, Inc.		Telecommunication Services	L+575	2.3%	4/30/20	5,013	4,989	5,138
Southcross Holdings Borrower LP		Energy	L+500	1.0%	8/4/21	317	315	317
Spencer Gifts LLC		Retailing	L+450	1.0%	7/16/21	4,615	4,570	4,575
Sports Authority, Inc.		Consumer Durables & Apparel	L+600	1.5%	11/16/17	3,263	3,274	3,116
The Telx Group, Inc.		Software & Services	L+350	1.0%	4/9/20	2,494	2,482	2,458
U.S. Xpress Enterprises, Inc.		Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	15,000	15,000	15,000
UTEX Industries, Inc.		Energy	L+400	1.0%	5/21/21	767	764	766
Vouvray US Finance LLC	(e)	Transportation	L+400	1.0%	6/27/21	987	982	982

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Waste Pro USA, Inc.	(f)	Commercial & Professional Services	L+750	1.0%	9/30/20	$32,667	$32,667	$32,667
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	9/30/20	3,333	3,333	3,333
Winebow Holdings, Inc.		Retailing	L+375	1.0%	7/1/21	1,995	2,005	1,990

Total Senior Secured Loans—First Lien							174,100	172,532
Unfunded Loan Commitments							(15,931)	(15,931)

Net Senior Secured Loans—First Lien							158,169	156,601

Senior Secured Loans—Second Lien—27.9%
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,205	4,187
Affordable Care, Inc.		Health Care Equipment & Services	L+925	1.3%	12/26/19	2,000	2,015	2,005
Alison US LLC	(e)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,134	6,205
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,568	6,628
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	8,850	8,784	8,739
BRG Sports, Inc.		Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,540	3,580
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,333
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	1,129	1,118	1,132
Colouroz Investment 2 LLC	(e)(f)	Materials	L+725	1.0%	9/5/22	1,143	1,134	1,127
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,541	2,544
Inmar Acquisition Sub, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,002	4,983
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	3,248	3,253	3,236
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	12,500	11,890	12,224
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	25,911	26,068	26,041
Nielsen & Bainbridge, LLC		Consumer Services	L+925	1.0%	8/15/21	5,000	4,926	4,950
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	12,000	11,883	11,910
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	188	186	188
Printpack Holdings, Inc.		Materials	L+875	1.0%	5/28/21	10,000	9,806	10,050
Sequential Brands Group, Inc.		Consumer Durables & Apparel	L+800	1.0%	8/15/20	15,000	15,000	15,000
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,266	1,281
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	2,000
Vouvray US Finance LLC	(e)	Transportation	L+750	1.0%	12/27/21	5,714	5,658	5,686

Total Senior Secured Loans—Second Lien							136,310	137,029

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—4.5%
Ashtead Capital, Inc.	(e)	Capital Goods	5.6%		10/1/24	$4,000	$4,000	$3,998
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	2,000	1,990	2,000
Caesars Entertainment Resort Properties, LLC		Consumer Services	8.0%		10/1/20	5,000	5,196	4,911
Modular Space Corp.		Capital Goods	10.3%		1/31/19	740	758	751
Quiksilver, Inc.	(e)	Consumer Durables & Apparel	7.9%		8/1/18	2,500	2,308	2,244
Tembec Industries Inc.	(e)(f)	Materials	9.0%		12/15/19	8,200	8,200	8,221

Total Senior Secured Bonds							22,452	22,125

Subordinated Debt—20.2%
Acosta, Inc.		Consumer Services	7.8%		10/1/22	6,000	6,000	5,985
American Energy—Woodford, LLC		Energy	9.0%		9/15/22	3,750	3,597	3,502
Armored AutoGroup Inc.		Household & Personal Products	9.3%		11/1/18	3,043	3,176	3,142
BWAY Holding Co.		Materials	9.1%		8/15/21	6,250	6,211	6,250
Consolidated Communications, Inc.	(e)	Telecommunication Services	6.5%		10/1/22	2,150	2,150	2,147
Elizabeth Arden, Inc.	(e)(f)	Food & Staples Retailing	7.4%		3/15/21	8,160	7,348	7,283
FLY Leasing Ltd.	(e)(f)	Capital Goods	6.4%		10/15/21	8,200	8,200	8,159
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		11/1/14	313	313	313
Jupiter Resources Inc.	(e)	Energy	8.5%		10/1/22	15,000	14,373	13,434
RSP Permian, Inc.	(e)	Energy	6.6%		10/1/22	2,500	2,500	2,503
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	5,000	4,375	4,431
Teine Energy Ltd.	(e)	Energy	6.9%		9/30/22	8,950	8,882	8,763
Warren Resources, Inc.	(e)	Energy	9.0%		8/1/22	7,800	7,692	7,703
Wok Acquisition Corp.	(f)	Consumer Services	10.3%		6/30/20	21,467	21,885	21,467
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	4,050	4,050	4,030

Total Subordinated Debt							100,752	99,112

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.1%
Industrial Group Intermediate Holdings, LLC, Common Equity	(h)(i)	Materials	173,554	$174	$182

Total Equity/Other				174	182

TOTAL INVESTMENTS—84.6%				$417,857	415,049

OTHER ASSETS IN EXCESS OF LIABILITIES—15.4%					75,680

NET ASSETS—100.0%					$490,729

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(e)		$206,666		$(563)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of September 30, 2014, the three-month London Interbank Offered Rate was 0.24%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2014, 85.5% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.0% of the Company’s total assets represented qualifying assets as of September 30, 2014.

(f)	Position or portion thereof unsettled as of September 30, 2014.

(g)	Security is an unfunded loan commitment.

(h)	Security is non-income producing.

(i)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2014, the Company had one wholly-owned financing subsidiary, one wholly-owned subsidiary through which it holds an interest in a non-controlled and non-affiliated portfolio company and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2014. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the period from June 7, 2013 (Inception) to December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 balance sheet is derived from the Company’s audited financial statements as of and for the period from June 7, 2013 (Inception) to December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC III Advisor, dated as of December 20, 2013, which was amended and restated on August 6, 2014, and which, as amended and restated, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary, Center City Funding, LLC, or Center City, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2014, the Company incurred organization costs of $0 and $64, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC III Advisor, and have been recorded as a contribution to capital (see Note 4).

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Offering Costs: Offering costs include, among other things, legal fees, marketing and other costs relating to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three and nine months ended September 30, 2014, the Company incurred offering costs of $1,300 and $3,229, respectively (see Note 4).

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Shares	Amount
Gross Proceeds from Offering	55,163,853	$547,315
Reinvestment of Distributions	274,439	2,607

Total Gross Proceeds	55,438,292	549,922
Commissions and Dealer Manager Fees	—	(50,839)

Net Proceeds to Company from Share Transactions	55,438,292	$499,083

Status of Continuous Public Offering

Since commencing its continuous public offering and through October 28, 2014, the Company has issued 65,342,545 shares of common stock for gross proceeds of $649,381. As of October 28, 2014, the Company had raised total gross proceeds of $661,368, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised from the principals of FSIC III Advisor, other individuals and entities affiliated with FSIC III Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in April 2014 (see Note 4).

During the nine months ended September 30, 2014, the Company issued 55,438,292 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of $549,922 at an average price per share of $9.92. The gross proceeds received during the nine months ended September 30, 2014 include reinvested stockholder distributions of $2,607, for which the Company issued 274,439 shares of common stock. During the period from October 1, 2014 to October 28, 2014, the Company issued 11,213,892 shares of common stock for gross proceeds of $111,246 at an average price per share of $9.92.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $50,839 for the nine months ended September 30, 2014.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with the Company’s October 1, 2014 weekly closing. On such date, the Company repurchased 4,050 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.00 per share for aggregate consideration totaling $36.

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

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

Franklin Square Holdings has funded certain of the Company’s offering and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC III Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On April 2, 2014, the Company satisfied the minimum offering requirement. During the three and nine months ended September 30, 2014, Franklin Square Holdings funded offering and organization costs in the amount of $0 and

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

$1,993, respectively. Since June 7, 2013 (Inception) through September 30, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs. During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, the Company paid total reimbursements of $3,801 to FSIC III Advisor and its affiliates for offering and organization costs previously funded. The reimbursements were recorded as a reduction of capital. As of September 30, 2014, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2014:

Related Party	Source Agreement	Description	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$2,068	$2,559
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(282)	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$53	$133
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$6,344	$9,592

(1)	During the nine months ended September 30, 2014, $491 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (discussed below). Of the $2,068 in base management fees accrued and payable as of September 30, 2014, it is intended that $1,760 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of September 30, 2014 and the balance, $308, will be paid to FSIC III Advisor.
(2)	During the three months ended September 30, 2014, the Company reversed $282 in capital gains incentive fees previously accrued based on the performance of its portfolio. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(3)	During the nine months ended September 30, 2014, $101 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $101 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2014.
(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfaction of the minimum offering requirement on April 2, 2014. As of October 28, 2014, the Company has issued an aggregate of 1,495,069 shares of common stock for aggregate gross proceeds of $13,475 to members of the Company’s board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and the closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Corporation, FS Energy and Power Fund, FS Investment Corporation II and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, the Company accrued $2,871 for expense reimbursements that Franklin Square Holdings has agreed to pay, including $1,760 in reimbursements for the three months ended September 30, 2014. As discussed more fully in the table above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FSIC III Advisor. During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, the Company received $620 in cash reimbursements from Franklin Square Holdings and offset $491 in management fees payable by the Company to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2014, the Company had $1,760 of reimbursements due from Franklin Square Holdings, which the Company expects to offset against management fees payable by the Company to FSIC III Advisor.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to the Company as of September 30, 2014 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760	0.85%	7.00%	September 30, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the period from April 2, 2014 (Commencement of Operations) through September 30, 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145
September 30, 2014	$0.1885	$6,978

During the Company’s offering period, the Company intends to authorize and declare regular cash distributions on a weekly basis, and pay such distributions on either a monthly or quarterly basis. On August 6, 2014 and November 5, 2014, the Company’s board of directors declared regular weekly cash distributions for October 2014 through December 2014 and January 2015 through March 2015, respectively. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors in the amount of $0.013461 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the nine months ended September 30, 2014, if Franklin Square Holdings had not reimbursed certain of the Company’s expenses, 35% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	5,118	63%
Short-term capital gains proceeds from the sale of assets	134	2%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	2,871	35%

Total	$8,123	100%

(1)	During the nine months ended September 30, 2014, 99.5% of the Company’s gross investment income was attributable to cash income earned and 0.5% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2014 was $7,989. As of September 30, 2014, the Company had distributed all of its net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s investment operations, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income and the accretion of discount on the TRS.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
GAAP-basis net investment income	$7,593
Tax-basis deferral and amortization of organization costs	56
Reclassification of unamortized original issue discount	(1)
Tax-basis net investment income portion of total return swap payments	251
Accretion of discount on total return swap	86
Other miscellaneous differences	4

Tax-basis net investment income	$7,989

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

As of September 30, 2014, the components of accumulated earnings on a tax basis were as follows:

September 30, 2014
Distributable ordinary income (income and short-term capital gains)	$—
Distributable realized gains (long-term capital gains)	—
Incentive fee accrual on unrealized gains	—
Unamortized organization costs	(245)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(3,457)

Total	$(3,702)

(1)	As of September 30, 2014, the gross unrealized appreciation on the Company’s investments was $1,365. As of September 30, 2014, the gross unrealized depreciation on the Company’s investments and TRS was $4,822.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $417,857 as of September 30, 2014. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(3,457) as of September 30, 2014.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2014:

	September 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$158,169	$156,601	38%
Senior Secured Loans—Second Lien	136,310	137,029	33%
Senior Secured Bonds	22,452	22,125	5%
Subordinated Debt	100,752	99,112	24%
Equity/Other	174	182	0%

Total	$417,857	$415,049	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $206,666 and $205,698, respectively, as of September 30, 2014.

	September 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$346,508	$344,074	55%
Senior Secured Loans—Second Lien	154,637	155,254	25%
Senior Secured Bonds	22,452	22,125	4%
Subordinated Debt	100,752	99,112	16%
Equity/Other	174	182	0%

Total	$624,523	$620,747	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2014, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $15,931. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014:

	September 30, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$4,890	1%
Capital Goods	50,314	12%
Commercial & Professional Services	44,156	11%
Consumer Durables & Apparel	24,707	6%
Consumer Services	71,815	17%
Energy	85,240	20%
Food & Staples Retailing	7,283	2%
Health Care Equipment & Services	3,477	1%
Household & Personal Products	3,142	1%
Insurance	4,030	1%
Materials	35,790	9%
Media	19,907	5%
Retailing	6,565	1%
Software & Services	24,780	6%
Telecommunication Services	7,285	2%
Transportation	21,668	5%

Total	$415,049	100%

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2014, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2014
	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	415,049	(563)

Total	$415,049	$(563)

The Company’s investments as of September 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Six senior secured loan investments and one subordinated debt investment were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. The Company’s equity/other investment was valued by the same independent valuation firm, which determines the fair value of such investments by considering, among other factors, contractual rights ascribed to the investment, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, book value and liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment, which was newly-issued and purchased near September 30, 2014, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value.

The Company values the TRS in accordance with the agreements between Center City and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing service or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the nine months ended September 30, 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	15	33	(3)	1	—	46
Net realized gain (loss)	67	65	—	—	—	132
Net change in unrealized appreciation (depreciation)	(1,568)	719	(327)	(1,640)	8	(2,808)
Purchases	169,937	142,237	22,455	100,751	174	435,554
Sales and redemptions	(11,850)	(6,025)	—	—	—	(17,875)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$156,601	$137,029	$22,125	$99,112	$182	$415,049

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,568)	$719	$(327)	$(1,640)	$8	$(2,808)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2014 were as follows:

Type of Investment	Fair Value at September 30, 2014(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$36,965	Market Comparables	Market Yield (%)	9.0% - 11.8%	10.7%
	86,969	Market Quotes	Indicative Dealer Quotes	90.9% -103.0%	98.8%
	32,667	Cost	Cost	100.0% -100.0%	100.0%
Senior Secured Loans—Second Lien	20,333	Market Comparables	Market Yield (%)	8.3% - 11.5%	9.3%
	116,696	Market Quotes	Indicative Dealer Quotes	96.4% -101.1%	99.4%
Senior Secured Bonds	22,125	Market Quotes	Indicative Dealer Quotes	89.0% -102.0%	98.7%
Subordinated Debt	98,799	Market Quotes	Indicative Dealer Quotes	88.3% -103.8%	96.8%
	313	Cost	Cost	100.0% -100.0%	100.0%
Equity/Other	182	Market Comparables	EBITDA Multiples (x)	6.5x - 6.8x	6.7x

Total	$415,049

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	The TRS was valued in accordance with the TRS Agreement as discussed above.

(2)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of September 30, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap	TRS	L+1.30%	$206,666	$93,334	N/A	(1)

(1)	The TRS may be terminated by Center City at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

Total Return Swap

On June 26, 2014, Center City entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On August 25, 2014, Center City entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000 and on September 29, 2014, Center City entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000.

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

The obligations of Center City under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of its investment in Center City, which generally will equal the value of cash collateral provided by Center City under the TRS. Pursuant to the terms of the TRS, Center City may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $300,000. Center City is required to initially cash collateralize a specified percentage of each loan (generally 25% of the notional amount of such loan) included under the TRS in

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City are available to pay the Company’s debts.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($300,000 as of September 30, 2014), multiplied by (z) 1.30% per annum. If the TRS had been terminated as of September 30, 2014, Center City would have been required to pay an early termination fee of approximately $1,453. Other than during the first 90 days and last 30 days of the term of the TRS, Center City is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Center City. As of September 30, 2014, the fair value of the TRS was $(563). The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2014, Center City had selected 35 underlying loans with a total notional amount of $206,666 and posted $56,213 in cash collateral held by Citibank (of which only $54,434 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Center City under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2014:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta, Inc.	Consumer Services	L+400	1.0%	9/26/21	$6,884	$6,919	$35
AECOM Technology Corp.(3)	Commercial & Professional Services	L+300	0.8%	9/17/21	8,623	8,643	20
Alfred Fueling Systems Inc.	Commercial & Professional Services	L+375	1.0%	6/18/21	2,481	2,469	(12)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,431	7,425	(6)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,409	9
BWAY Holding Co.	Materials	L+450	1.0%	8/14/20	3,703	3,733	30
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+575		3/1/17	9,628	9,452	(176)
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+675		3/1/17	4,481	4,372	(109)
CITGO Petroleum Corp.	Energy	L+350	1.0%	7/29/21	1,877	1,889	12
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,643	6,582	(61)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,649	6,498	(151)
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	4,975	4,949	(26)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,464	6,527	63
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	10/8/21	7,425	7,472	47
Husky Injection Molding Systems Ltd.(3)	Capital Goods	L+325	1.0%	6/30/21	982	971	(11)
IBC Capital Ltd.(3)	Materials	L+375	1.0%	9/9/21	3,308	3,316	8
J. Crew Group, Inc.	Retailing	L+300	1.0%	3/5/21	9,408	9,106	(302)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	6,911	6,856	(55)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,481	(31)
JELD-WEN, Inc.	Capital Goods	L+425	1.0%	9/24/21	7,920	7,935	15
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	7,072	7,009	(63)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	9,910	9,900	(10)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,729	7,792	63
Phillips—Medisize Corp.	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,282	2,281	(1)
Phillips—Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,206	(6)
Ranpak Corp.	Materials	L+375	1.0%	10/1/21	1,360	1,358	(2)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,880	3,953	73
Scientific Games International, Inc.(3)	Consumer Services	L+500	1.0%	10/1/21	13,727	13,583	(144)
The ServiceMaster Company, LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	9,676	9,609	(67)
Spencer Gifts LLC	Retailing	L+450	1.0%	7/16/21	10,657	10,616	(41)
Tech Finance & Co. S.C.A.(3)	Media	L+450	1.0%	7/11/20	3,465	3,446	(19)
Travelport LLC	Consumer Services	L+500	1.0%	9/2/21	4,748	4,797	49
Winebow Holdings, Inc.	Retailing	L+375	1.0%	7/1/21	5,337	5,316	(21)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,131	4,120	(11)
Wok Acquisition Corp.	Consumer Services	L+325	1.0%	6/22/19	9,775	9,708	(67)

Total					$206,666	$205,698	(968)

		Total TRS Accrued Income and Liabilities:					405

			Total TRS Fair Value:				$(563)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of September 30, 2014, three-month LIBOR was 0.24%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.00
Results of operations(2)
Net investment income (loss)	0.33
Net realized and unrealized appreciation (depreciation) on investments and total return swap	(0.13)

Net increase (decrease) in net assets resulting from operations	0.20

Stockholder distributions(3)
Distributions from net investment income	(0.34)
Distributions from net realized gain on investments	(0.01)

Net decrease in net assets resulting from stockholder distributions	(0.35)

Capital share transactions
Issuance of common stock(4)	0.22
Offering costs(2)	(0.14)
Payments to investment adviser for offering and organization costs(2)	(0.17)
Capital contributions of investment adviser(2)	0.09

Net increase (decrease) in net assets resulting from capital share transactions	0.00

Net asset value, end of period	$8.85

Shares outstanding, end of period	55,460,514

Total return(5)	2.22%

Ratio/Supplemental Data:
Net assets, end of period	$490,729

Ratio of net investment income to average net assets(6)	3.78%

Ratio of total operating expenses to average net assets(6)	1.91%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(1.42)%

Ratio of net expenses to average net assets(6)	0.49%

Portfolio turnover(7)	11.29%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period from April 2, 2014 (Commencement of Operations) through September 30, 2014.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period from April 2, 2014 (Commencement of Operations) through September 30, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(5)	The total return for the nine months ended September 30, 2014 was calculated by taking the net asset value per share as of September 30, 2014, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share as of December 31, 2013. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and is calculated in accordance with GAAP. This return figure does not represent an actual return to stockholders.

(6)	Weighted average net assets during the period from April 2, 2014 (Commencement of Operations) through September 30, 2014 are used for this calculation. Ratios are not annualized.

(7)	Portfolio turnover for the period from April 2, 2014 (Commencement of Operations) through September 30, 2014 is not annualized.

Note 11. Subsequent Events

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding LLC, or Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities, pursuant to which Burholme Funding may borrow, from time to time, up to $100,000 from BNPP. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of October 17, 2014, and collectively referred to herein as the BNP financing agreements.

The Company may contribute securities to Burholme Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through its ownership of Burholme Funding or will receive fair market value for any securities sold to Burholme Funding. Burholme Funding may purchase additional securities from various sources. Burholme Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. Burholme Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of securities. Such pledged portfolio of securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Burholme Funding under the BNP facility are non-recourse to the Company and the Company’s exposure under the BNP facility is limited to the value of its investment in Burholme Funding.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Interest is payable monthly in arrears. Burholme Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the BNP facility has not been utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.20% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

In connection with the BNP facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP financing agreements contain the following customary events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts of the Company and Burholme Funding; (b) any change in BNPP’s interpretation of applicable law that, in the reasonable opinion of counsel to BNPP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy of the Company or Burholme Funding; (d) specified material reductions in the Company’s or Burholme Funding’s net asset value; (e) any change in the Company’s fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FSIC III Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Burholme Funding will receive a fee from BNPP in connection with any rehypothecated securities. Burholme Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Burholme Funding to BNPP. Burholme Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Burholme Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Burholme Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Burholme Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC III Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC III Advisor and GDFM.

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

Broadly Syndicated/Other: Although our primary focus is to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or other equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments and net unrealized appreciation or depreciation on total return swap. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, oversees the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013.

In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC III Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to us as of September 30, 2014 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760	0.85%	7.00%	September 30, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended September 30, 2014 and for the Period from April 2, 2014 (Commencement of Operations) through September 30, 2014

During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we made investments in portfolio companies totaling $435,554. During the same period, we sold investments for proceeds of $15,358 and received principal repayments of $2,517. As of September 30, 2014, our investment portfolio, with a total fair value of $415,049, consisted of interests in 63 portfolio companies (38% in first lien senior secured loans, 33% in second lien senior secured loans, 5% in senior secured bonds, 24% in subordinated debt and 0% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $193.1 million. As of September 30, 2014, the investments in our portfolio were purchased at a weighted average price of 99.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.6% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.7% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular weekly cash distribution rate of $0.013461 per share as of September 30, 2014 and our public offering price of $10.00 per share as of such date, the annualized distribution rate to stockholders as of September 30, 2014 was 7.00%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2014:

Net Investment Activity	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Purchases	$295,176	$435,554
Sales and Redemptions	(15,706)	(17,875)

Net Portfolio Activity	$279,470	$417,679

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$90,534	31%	$169,937	39%
Senior Secured Loans—Second Lien	81,436	27%	142,237	33%
Senior Secured Bonds	22,455	8%	22,455	5%
Subordinated Debt	100,751	34%	100,751	23%
Equity/Other	—	—	174	0%

Total	$295,176	100%	$435,554	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2014:

	September 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$158,169	$156,601	38%
Senior Secured Loans—Second Lien	136,310	137,029	33%
Senior Secured Bonds	22,452	22,125	5%
Subordinated Debt	100,752	99,112	24%
Equity/Other	174	182	0%

Total	$417,857	$415,049	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q. The investments underlying the TRS had a notional amount and market value of $206,666 and $205,698, respectively, as of September 30, 2014.

	September 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$346,508	$344,074	55%
Senior Secured Loans—Second Lien	154,637	155,254	25%
Senior Secured Bonds	22,452	22,125	4%
Subordinated Debt	100,752	99,112	16%
Equity/Other	174	182	0%

Total	$624,523	$620,747	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2014:

September 30, 2014
Number of Portfolio Companies	63
% Variable Rate (based on fair value)	70.8%
% Fixed Rate (based on fair value)	29.2%
% Non-Income Producing Equity or Other Investments (based on fair value)	0.0%
Average Annual EBITDA of Portfolio Companies	$193,100
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.1%
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.7%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2014:

Net Direct Originations	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Total Commitments (including unfunded commitments)	$94,646	$133,845
Exited Investments (including partial paydowns)	(30)	(48)

Net Direct Originations	$94,616	$133,797

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$71,000	75%	$98,025	73%
Senior Secured Loans—Second Lien	23,333	25%	35,333	27%
Subordinated Debt	313	0%	313	0%
Equity/Other	—	—	174	0%

Total	$94,646	100%	$133,845	100%

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Average New Direct Origination Commitment Amount	$13,521	$11,154
Weighted Average Maturity for New Direct Originations	6/23/20	5/15/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.8%	9.0%

The following table presents certain selected information regarding our direct originations as of September 30, 2014:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2014
Number of Portfolio Companies	12
Average Annual EBITDA of Portfolio Companies	$78,000
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other	4.8x
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2014:

	September 30, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct Originations	$130,148	32%
Opportunistic	121,724	29%
Broadly Syndicated/Other	163,177	39%

Total	$415,049	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014:

	September 30, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$4,890	1%
Capital Goods	50,314	12%
Commercial & Professional Services	44,156	11%
Consumer Durables & Apparel	24,707	6%
Consumer Services	71,815	17%
Energy	85,240	20%
Food & Staples Retailing	7,283	2%
Health Care Equipment & Services	3,477	1%
Household & Personal Products	3,142	1%
Insurance	4,030	1%
Materials	35,790	9%
Media	19,907	5%
Retailing	6,565	1%
Software & Services	24,780	6%
Telecommunication Services	7,285	2%
Transportation	21,668	5%

Total	$415,049	100%

As of September 30, 2014, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control”

a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $15,931. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014:

	September 30, 2014
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	399,228	96%
3	15,821	4%
4	—	—
5	—	—

Total	$415,049	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced investment operations on April 2, 2014, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC III Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, no comparisons with the comparable 2013 periods have been included. From January 1, 2014 through April 2, 2014, we incurred organization costs of $64 and offering costs of $1,151, which were paid on our behalf by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the Three Months Ended September 30, 2014 and the Period from April 2, 2014 (Commencement of Operations) through September 30, 2014

Revenues

We generated investment income of $7,563 and $8,569 for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $7,520 and $8,523 of cash income earned as well as $43 and $46 in non-cash portions relating to accretion of discount for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

Our total operating expenses were $2,499 and $3,783 for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $2,068 and $2,559 for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively. Our expenses also include administrative services expenses attributed to FSIC III Advisor of $53 and $133 for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2014, we reversed $282 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we did not accrue any capital gains incentive fees.

For the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $30 and $40, respectively, and fees and expenses incurred with our stock transfer agent totaled $186 and $291, respectively. Fees for our board of directors were $107 and $182 for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively.

Our other general and administrative expenses totaled $337 and $578 for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively, and consisted of the following:

	Three Months Ended September 30, 2014	Period from April 2, 2014 (Commencement of Operations) through September 30, 2014
Expenses associated with our independent audit and related fees	$106	$146
Compensation of our chief compliance officer	13	26
Legal fees	124	191
Printing fees	51	101
Other	43	114

Total	$337	$578

We generally expect our total expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the three months ended

September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, the ratio of our total operating expenses to our average net assets was 0.75% and 1.88%, respectively, and the ratio of our net expenses to our average net assets, which includes $1,760 and $2,871, respectively, of expense reimbursements from Franklin Square Holdings, was 0.22% and 0.45%, respectively. During the three months ended September 30, 2014, the ratio of our total operating expenses to average net assets included $(282) related to reversals of incentive fees. Without such expense reversal, our ratio of total operating expenses to average net assets would have been 0.84% for the three months ended September 30, 2014. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we accrued $2,871 for expense reimbursements that Franklin Square Holdings has agreed to pay, including $1,760 in reimbursements for the three months ended September 30, 2014. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC III Advisor. During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we received $620 in cash reimbursements from Franklin Square Holdings and offset $491 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2014, we had $1,760 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC III Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. As of September 30, 2014, $2,871 remained subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement.”

Net Investment Income

Our net investment income totaled $6,824 ($0.18 per share) and $7,657 ($0.34 per share) for the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $13,333 and $2,373, respectively, during the three months ended September 30, 2014, from which we realized a net gain of $98. We sold investments and received principal repayments of $15,358 and $2,517, respectively, during the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, from which we realized a net gain of $132. During the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we earned $252 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(4,185) and $(2,808), respectively. The net change in unrealized appreciation (depreciation) on our TRS was $(563) for each of the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014. The net change in unrealized appreciation

(depreciation) on our investments and TRS during the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014 was primarily driven by a general widening of credit spreads during the three months ended September 30, 2014.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2014 and the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, the net increase in net assets resulting from operations was $2,426 ($0.07 per share) and $4,670 ($0.21 per share), respectively.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, we had $109,378 in cash, which we held in a custodial account, and $56,213 in cash held as collateral by Citibank under the terms of the TRS. In addition, we had $93,334 in capacity available under the TRS as of September 30, 2014. Below is a summary of our outstanding financing arrangement as of September 30, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap	TRS	L+1.30%	$206,666	$93,334	N/A	(1)

(1)	The TRS may be terminated by Center City at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our TRS, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

During the nine months ended September 30, 2014, we issued 55,438,292 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of $549,922 at an average price per share of $9.92. The gross proceeds received during the nine months ended September 30, 2014 include reinvested stockholder distributions of $2,607, for which we issued 274,439 shares of common stock. During the nine months ended September 30, 2014, we also incurred offering costs of $3,229 in connection with the sale of our common stock, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $50,839 for the nine months ended September 30, 2014. These sales commissions and fees include $9,592 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through October 28, 2014, we have issued 65,342,545 shares of common stock for gross proceeds of $649,381. As of October 28, 2014, we had raised total gross proceeds of $661,368, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised from the principals of FSIC III Advisor, other individuals and entities affiliated with FSIC III Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in April 2014.

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings. Shares are issued at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

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

We expect to borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We do not currently anticipate issuing any preferred stock.

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing. On such date, we repurchased 4,050 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.00 per share for aggregate consideration totaling $36.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfaction of the minimum offering requirement on April 2, 2014. As of October 28, 2014, we have sold an aggregate of 1,495,069 shares of common stock for aggregate gross proceeds of $13,475 to members of our board of directors and individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no U.S. federal income taxes.

Our first distribution was declared for stockholders of record as of April 8, 2014. During our offering period, we intend to authorize and declare regular cash distributions on a weekly basis, and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099- DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the period from April 2, 2014 (Commencement of Operations) through September 30, 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145
September 30, 2014	$0.1885	$6,978

On August 6, 2014 and November 5, 2014, our board of directors declared regular weekly cash distributions for October 2014 through December 2014 and January 2015 through March 2015, respectively. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors in the amount of $0.013461 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the nine months ended September 30, 2014, if Franklin Square Holdings had not reimbursed certain of our expenses, 35% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that we paid on our common stock during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	5,118	63%
Short-term capital gains proceeds from the sale of assets	134	2%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	2,871	35%

Total	$8,123	100%

(1)	During the nine months ended September 30, 2014, 99.5% of our gross investment income was attributable to cash income earned and 0.5% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the nine months ended September 30, 2014 was $7,989. As of September 30, 2014, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2014.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and retains the discretion to use any relevant data, including information obtained from FSIC III Advisor or any independent third-party valuation or pricing service, that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Our investments as of September 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Six senior secured loan investments and one subordinated debt investment were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Our equity/other investment was valued by the same independent valuation firm, which determines the fair value of such investments by considering, among other factors, contractual rights ascribed to the investment, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value and liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment, which was newly-issued and purchased near September 30, 2014, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value.

We value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the

TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

We periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing service or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the TRS.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2014, we incurred organization costs of $0 and $64, respectively, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception on June 7, 2013 through September 30, 2014, we incurred aggregate organization costs of $253, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Offering Costs

Offering costs include, among other things, legal fees, marketing and other costs relating to our continuous public offering of shares of our common stock, including the preparation of our Registration Statement on Form N-2. We have charged offering costs against capital in excess of par value on the balance sheet. For the three and nine months ended September 30, 2014, we incurred offering costs of $1,300 and $3,229, respectively. See also “—Related Party Transactions.”

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three and nine months ended September 30, 2014, we incurred $2,068 and $2,559, respectively, in base management fees and $53 and $133, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC III Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended September 30, 2014, we reversed $282 of capital gains incentive fees based on the performance of our portfolio. We did not pay any capital gains incentive fees to FSIC III Advisor during the three and nine months ended September 30, 2014. As of September 30, 2014, we did not have any accrued capital gains incentive fees.

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

Franklin Square Holdings has funded certain of our offering and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC III Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering and organization costs funded by FSIC III Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On April 2, 2014, we satisfied the minimum offering requirement. During the three and nine months ended September 30, 2014, Franklin Square Holdings funded offering and organization costs in the amount of $0 and $1,993, respectively. Since June 7, 2013 (Inception) through September 30, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs. During the period from April 2, 2014 (Commencement of Operations) through September 30, 2014, we paid total reimbursements of $3,801 to FSIC III Advisor and its affiliates for offering and organization costs previously funded. The reimbursements were recorded as a reduction of capital. As of September 30, 2014, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC III Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2014:

Related Party	Source Agreement	Description	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$2,068	$2,559
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(282)	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$53	$133
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$6,344	$9,592

(1)	During the nine months ended September 30, 2014, $491 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”). Of the $2,068 in base management fees accrued and payable as of September 30, 2014, it is intended that $1,760 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of September 30, 2014 and the balance, $308, will be paid to FSIC III Advisor.
(2)	During the three months ended September 30, 2014, we reversed $282 in capital gains incentive fees previously accrued based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee.
(3)	During the nine months ended September 30, 2014, $101 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $101 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2014.
(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

Recent Developments

Status of Our Continuous Public Offering

During the period from October 1, 2014 to October 28, 2014, we sold 11,213,892 shares of common stock for gross proceeds of $111,246 at an average price per share of $9.92.

BNP Facility

On October 17, 2014, our wholly-owned, special-purpose financing subsidiary, Burholme Funding, entered into the BNP facility with BNPP, on behalf of itself and as agent for the BNPP Entities, pursuant to which Burholme Funding may borrow, from time to time, up to $100,000 from BNPP.

See Note 11 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding the BNP facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 70.8% of our portfolio investments (based on fair value) paid variable interest rates, 29.2% paid fixed interest rates and 0.0% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City and Citibank, Center City pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $300 million (as of September 30, 2014). To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. As of September 30, 2014, there were no credit facilities or other financing arrangements in effect other than the TRS.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rate	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 25 basis points	$461	1.0%
No change	—	—
Up 100 basis points	(787)	(1.7)%
Up 300 basis points	5,060	10.7%
Up 500 basis points	11,040	23.3%

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the loans subject to the TRS. As of September 30, 2014, all of the loans underlying the TRS paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the period from June 7, 2013 (Inception) to December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with Post-Effective Amendment No. 1 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on October 22, 2014.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement. (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.14	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.15	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.16	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2014.

FS INVESTMENT CORPORATION III

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)