Form 10-K
period 2014-12-31
FS Investment Corp III
filed 2015-03-18
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01047

FS Investment Corporation III

(Exact name of registrant as specified in its charter)

Maryland	90-0994912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania (Address of principal executive offices)	19112 (Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being sold at a price of $9.95 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

There were 117,072,833 shares of the registrant’s common stock outstanding as of March 3, 2015.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION III

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2014

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, we had total assets of approximately $1.0 billion.

We are managed by FSIC III Advisor, LLC, or FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FSIC III Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor, according to guidelines set by FSIC III Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $72.9 billion in assets under management as of December 31, 2014.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•

utilizing the experience and expertise of the management teams of FSIC III Advisor and GDFM, along with the broader resources of GSO, which include its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, we made investments in portfolio companies totaling $797,312. During the same period, we sold investments for proceeds of $71,695 and received principal repayments of $7,534. As of December 31, 2014, our investment portfolio, with a total fair value of $695,805 (40% in first lien senior secured loans, 25% in second lien senior secured loans, 6% in senior secured bonds, 26% in subordinated debt, 1% in collateralized securities and 2% in equity/other), consisted of interests in 83 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $231.4 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 95.2% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.1% based upon the amortized cost of our investments. For the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, our total return was 1.67%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2014 and our public offering price of $9.85 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2014 was 7.11%.The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of December 31, 2014. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of total return.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FSIC III Advisor or GDFM in transactions originated by FSIC III Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the U.S. Securities and Exchange Commission, or the SEC, or co-invest alongside FSIC III Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC III Advisor, GDFM and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our offering price, which exceeds our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. However, there can be no assurance that we will be able to complete a liquidity event. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 3, 2015, we have issued 115,761,714 shares of common stock for gross proceeds of $1,145,076. As of March 3, 2015, we had raised total gross proceeds of $1,157,063, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014. During the year ended December 31, 2014, we repurchased 4,050 shares at $9.00 per share for aggregate consideration totaling $36. On January 7, 2015, we repurchased 16,692 shares at $8.865 per share for aggregate consideration totaling $148.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We currently intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. Our share repurchase program will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to authorize and declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526

On November 5, 2014 and March 9, 2015, our board of directors declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About FSIC III Advisor

FSIC III Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSIC III

Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC and FSIC II Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ three other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation II, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC III Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,354,886
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$3,714,351
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,726,571
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,045,346

(1)	As of December 31, 2014.

(2)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC III Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC III Advisor, Mr. Forman currently serves as chairman and chief executive officer of FS Investment Corporation, and as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

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

All of our investment decisions require the unanimous approval of FSIC III Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, our executive vice president, Zachary Klehr, our executive vice president, and Sean Coleman, managing director of FSIC III Advisor. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, by and between us and FSIC III Advisor, dated as of December 20, 2013 and amended and restated on August 6, 2014, or the investment advisory and administrative services agreement, will annually review the compensation we pay to FSIC III Advisor and the compensation FSIC III Advisor pays to GDFM to determine, among other things, whether such compensation is reasonable in light of the services provided.

About GDFM

From time to time, FSIC III Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC III Advisor believes will aid it in achieving our investment objectives. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation and FS Investment Corporation II. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2014, GSO and its affiliates, excluding Blackstone, managed approximately $72.9 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC III Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $290.4 billion as of December 31, 2014. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC are not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

Potential Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

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

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., they are due to receive payment before unsecured creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service, Inc.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its 2007 economic census, there were approximately 40,000 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies contracted to 4% of overall middle market loan volume in 2014, down from 9% in 2013, 12% in 2012 and nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and the role they play in providing capital to middle market companies.

In addition, regulatory uncertainty regarding collateralized loan obligations, or CLOs, may limit financing once available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold certain CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.2% of the institutional investor base for broadly syndicated loans in 2014, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. The securities in which we invest may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FSIC III Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy.

Potential Competitive Strengths

We believe that we offer our investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of FSIC III Advisor’s senior management team, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-term investment horizon

Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM transaction sourcing capability

FSIC III Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC III Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

Disciplined, income-oriented investment philosophy

FSIC III Advisor and GDFM employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

FSIC III Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities are managed by FSIC III Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC III Advisor an annual base management fee based on the average weekly value of our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FSIC III Advisor.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC III Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

We have also contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC III Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. In addition, we have contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC III Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 10.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 9.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 7.5% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

We seek to limit the downside potential of our investment portfolio by:

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

•

negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

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

Sourcing

In order to source transactions, FSIC III Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC III Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FSIC III Advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FSIC III Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a directly originated transaction, FSIC III Advisor and GDFM conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team from GDFM and FSIC III Advisor conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

When possible, our advisory team seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Recommendation. FSIC III Advisor has engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

Approval. After completing its internal transaction process, GDFM makes formal recommendations for review and approval by FSIC III Advisor. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM makes its staff available to answer inquiries by FSIC III Advisor in connection with its recommendations. The consummation of a transaction requires unanimous approval of the members of FSIC III Advisor’s investment committee.

Monitoring

Portfolio Monitoring. FSIC III Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC III Advisor and GDFM work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, FSIC III Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC III Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

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

FSIC III Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014:

	December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	617,838	89%
3	71,719	10%
4	6,248	1%
5	—	—

Total	$695,805	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FSIC III Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM, independent third-party pricing services and independent third-party valuation firms, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Exit

While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2014:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap(1)	Total Return Swap	L+1.30%	$292,409	$7,591	N/A(2)
BNP Facility(3)	Prime Brokerage Facility	L+1.10%	$87,100	$12,900	September 27, 2015(4)
Dunlap Credit Facility(5)	Revolving Credit Facility	L+2.50%	$25,000	$75,000	December 2, 2018

(1)	On January 28, 2015, Center City Funding LLC, or Center City Funding, entered into an amendment to the total return swap, or TRS, to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over the one-month LIBOR Center City Funding pays to Citibank, N.A., or Citibank, on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum.

(2)	The TRS may be terminated by Center City Funding at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

(3)	On March 11, 2015, Burholme Funding LLC, or Burholme Funding, entered into an amendment to the BNP facility to increase the maximum commitment financing available under the BNP facility to $200,000 from $100,000.

(4)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2014, neither party to the facility had provided notice of its intent to terminate the facility.

(5)	On February 24, 2015, Dunlap Funding LLC, or Dunlap Funding, entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $72,691 and 2.86%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.21%.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for additional information regarding our financing arrangements.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FSIC III Advisor or GDFM in transactions originated by FSIC III Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC, or co-invest alongside FSIC III Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC III Advisor, GDFM and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

For purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC III Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Center City Funding under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Code of Ethics

We and FSIC III Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. On November 5, 2014, our board of directors adopted a revised code of business conduct and ethics, or code of ethics, that amended, restated and replaced the prior code of business conduct, ethics and statement on the prohibition of insider trading applicable to us. The code of ethics (i) clarified the applicability of certain provisions of the code of ethics to persons associated with FSIC III Advisor to the extent such persons are not covered by a separate code of ethics and (ii) removed our insider trading policy from the code of ethics to a separate document administered by us. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on November 12, 2014. Stockholders may also read and copy our and FSIC III Advisor’s code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our and FSIC III Advisor’s code of ethics are available on our website at www.franklinsquare.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our and FSIC III Advisor’s code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

As an investment adviser registered under the Advisers Act, FSIC III Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FSIC III Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

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

Stockholders may obtain information, without charge, regarding how FSIC III Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

•

pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we have voluntarily complied with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and net capital gains for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•	derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the tax year:

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

Available Information

For so long as our bylaws require, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, for so long as our bylaws require, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.franklinsquare.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.franklinsquare.com. Information contained on our website is not incorporated into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K. Stockholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. Stockholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Stockholders may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

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

Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, if stockholders purchase shares in this offering, it is unlikely that they will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price stockholders paid for the shares being repurchased. If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include: (1) a listing of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares at a net offering price below our net asset value per share.

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

We are a relatively new company and have a limited operating history.

We were formed on June 7, 2013 and formally commenced investment operations on April 2, 2014 after satisfying the minimum offering requirement of selling, in aggregate, $2.5 million of our common stock to persons not affiliated with us or FSIC III Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company with relatively few investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess our future investments prior to purchasing our shares.

Other than those investments reflected in the schedule of investments in our most recent financial statements at the time an investor subscribes for our shares, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. An investor must rely on FSIC III Advisor and GDFM to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our future investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate our investments in advance of purchasing our shares, our continuous public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve its own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us may be reduced in the event our assets under-perform.

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

The dealer manager for our continuous public offering is FS2. There is no assurance that our dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and industries and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives and stockholders could lose some or all of the value of their investments.

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

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investments.

Only a limited number of shares may be repurchased pursuant to our share repurchase program and stockholders may not be able to sell all of their shares under our share repurchase program or recover the amount of their investment in those shares.

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) beginning with the calendar quarter ending March 31, 2015, we intend to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

In addition, our board of directors may also amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. Notwithstanding that we have adopted a share repurchase program, we also have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price stockholders paid for the shares being repurchased. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

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

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. In addition, even if GDFM identifies privately-negotiated investment opportunities that meet our investment objectives, our ability to invest in such investments may be limited or restricted by the terms of the exemptive relief order from the SEC dated June 4, 2013. Moreover, because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance and the allocation policies of FSIC III Advisor, GDFM and their respective affiliates.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets.

To the extent declared distributions exceed our net investment income or cash flow from operations, we may fund distributions from the uninvested proceeds of our continuous public offering or borrowings, and we have not established limits on the amount of funds we may use from these sources to make future distributions. We have also paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from any of the aforementioned sources could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 550,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FSIC III Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

The net asset value of our common stock may fluctuate significantly.

The net asset value of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans, Second Lien Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interest such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

We are exposed to risks associated with changes in interest rates.

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

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

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

Future economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions (such as the economic downturn that occurred from 2008 through 2009) and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and

A covenant breach by our portfolio companies may harm our operating results.

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

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•	may have limited financial resources and may be unable to meet their obligations under their debt;

•

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

Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

•

For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

The deferral of paid-in-kind, or PIK, interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election; and

•	Original issue discount may create a risk of non-refundable cash payments to FSIC III Advisor based on non-cash accruals that may never be realized.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned financing subsidiary, Center City Funding, has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Total Return Swap” for a more detailed discussion of the terms of the TRS between Center City Funding and Citibank.

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

The TRS with Citibank enables us, through our ownership of Center City Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Center City Funding borrowing funds to acquire loans and incurring interest expense to a lender.

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

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Center City Funding is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Center City Funding under the TRS. Center City Funding bears the risk of depreciation with respect to the value of the loans underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans.

The limit on the additional collateral that Center City Funding may be required to post pursuant to the agreements between Center City Funding and Citibank that collectively establish the TRS, which agreements are collectively referred to herein as the TRS Agreement, is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City Funding (determined without consideration of the initial cash collateral posted for each loan included in the TRS). Center City Funding’s maximum liability under the TRS is the amount of any decline in the aggregate value of the loans subject to the TRS, less the amount of the cash collateral previously posted by Center City Funding. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Center City Funding or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) Center City Funding ceasing to be our wholly-owned subsidiary; (e) either us or Center City Funding amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Center City Funding or having authority to enter into transactions under the TRS on behalf of Center City Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC III Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser or GDFM (or an affiliate) ceasing to be the investment sub-adviser to FSIC III Advisor; (h) Center City Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Center City Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Center City Funding that may not be changed without the vote of our stockholders and that relates to Center City Funding’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after June 26, 2015, the first anniversary of the effectiveness of the TRS. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($300.0 million as of December 31, 2014; $400.0 million as of January 28, 2015), multiplied by (z) 1.32% per annum (which spread was 1.30% per annum as of December 30, 2014). Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

Upon any termination of the TRS, Center City Funding will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that Center City Funding will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if Center City Funding controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing.”

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which investors may not agree. We also cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Finally, because our shares are not expected to be listed on a national securities exchange, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Where prices appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling, most recently until March 16, 2015. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve has also indicated that it may raise interest raise interest rates as early as mid-2015. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserves’ stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P’s Ratings Services further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Our ability to achieve our investment objectives depends on FSIC III Advisor’s and GDFM’s ability to manage and support our investment process and if either our agreement with FSIC III Advisor or FSIC III Advisor’s agreement with GDFM were to be terminated, or if either FSIC III Advisor or GDFM lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC III Advisor and GDFM. FSIC III Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC III Advisor and GDFM, as well as their respective senior management teams. The departure of any members of the senior management team or other key employees of either FSIC III Advisor or GDFM could have a material adverse effect on our ability to achieve our investment objectives

Our ability to achieve our investment objectives depends on FSIC III Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FSIC III Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FSIC III Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FSIC III Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the investment advisory and administrative services agreement that FSIC III Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC III Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC III Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC III Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC III Advisor or for FSIC III Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC III Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC III Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC III Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which can result in significant reductions our net asset values for a given period.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments are not publicly traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation— Senior Securities.”

Our distribution proceeds have exceeded and in the future may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSIC III Advisor. We may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares, which may result in increased tax liability to stockholders when they sell their shares.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our shares, could have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC III Advisor and GDFM to other types of investments in which FSIC III Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Although not required, we also elect to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Our business requires a substantial amount of capital to grow because we must distribute most of our income.

Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Risks Related to FSIC III Advisor and Its Affiliates

FSIC III Advisor has limited prior experience managing a BDC or a RIC.

While FSIC III Advisor’s management team consists of substantially the same personnel that form the investment and operations teams of the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FSIC III Advisor has limited prior experience managing a BDC or a RIC. Therefore, FSIC III Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FSIC III Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FSIC III Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements between us and FSIC III Advisor, and FSIC III Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

FSIC III Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC III Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, and FSIC III Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC III Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC III Advisor may be incentivized to make investments on our behalf, and GDFM to recommend investments for us to FSIC III Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC III Advisor to use leverage to increase the return on our investments. In addition, because the management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FSIC III Advisor may be incentivized to recommend the use leverage or the issuance of additional equity to make additional investments and increase the average weekly value of or gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay FSIC III Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, or on income that we have not received.

The investment advisory and administrative services agreement entitles FSIC III Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC III Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSIC III Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC III Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC III Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSIC III Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation II, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC III Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC III Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC III Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC III Advisor and its employees will devote only as much of its or their time to our business as FSIC III Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC III Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its affiliate, GSO, serves as investment sub-adviser to Franklin Square Holdings’ three other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC III Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FSIC III Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC III Advisor nor GDFM, or individuals employed by FSIC III Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

FSIC III Advisor’s liability is limited under our investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to our investment advisory and administrative services agreement, FSIC III Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC III Advisor will not be liable to us for their acts under our investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FSIC III Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC III Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FSIC III Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory and administrative services agreement. These protections may lead FSIC III Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, as well as those stockholders that are not affiliated with us, approve such sale.

Future legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowing of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSIC III Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain our RIC status we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Debt Financing

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our and our special purpose financing subsidiaries’ lenders and debt holders have fixed dollar claims on our and their assets that are superior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC III Advisor.

The agreements governing our debt financing arrangements contain various covenants which, if not complied with, have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiaries’ financing arrangements require us and our subsidiaries to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. For example, in the event of deterioration in the capital markets and pricing levels, net unrealized depreciation in our and our subsidiaries’ portfolio may increase and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for a more detailed discussion of the terms of our debt financing arrangements.

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our common shares.

The use of indebtedness, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, our stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of consolidated interest payable on our indebtedness would cause our net income to increase more than it would without leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FSIC III Advisor.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1,776.0 million in total average assets, (ii) a weighted average cost of funds of 2.28%, (iii) $200.0 million in debt outstanding (i.e., assumes that the full $200.0 million available to us as of December 31, 2014 under the facilities with BNP Paribas Prime Brokerage, Inc. and Deutsche Bank AG, New York Branch is outstanding) and (iv) $1,576.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(11.56)%	(5.92)%	(0.29)%	5.35%	10.98%

Similarly, assuming (i) $1,776.0 million in total average assets, (ii) a weighted average cost of funds of 2.28% and (iii) $200.0 million in debt outstanding (i.e., assumes that the full $200.0 million available to us as of December 31, 2014 under the facilities with BNP Paribas Prime Brokerage, Inc. and Deutsche Bank AG, New York Branch is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 0.26% in order to cover the annual interest payments on our outstanding debt.

Changes in interest rates may affect our cost of capital and net investment income.

Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

We are currently offering our shares of common stock on a continuous basis at a price of $9.95 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 3, 2015:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	550,000,000	—	117,072,833

As of March 3, 2015, we had 25,164 record holders of our common stock.

Share Repurchase Program

We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares of common stock and under what terms:

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

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2015, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We currently intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which we repurchase shares of common stock pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of shares of common stock in our continuous public offering. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2014	4,050	$9.00	4,050	(1)
November 1 to November 30, 2014	—	—	—	—
December 1 to December 31, 2014	—	—	—	—

Total	4,050	$9.00	4,050	(1)

(1)	A description of the maximum number of shares of common stock that may be purchased under our share repurchase program is included in the narrative preceding this table.

On January 7, 2015, we repurchased 16,692 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.865 per share for aggregate consideration totaling $148.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to authorize and declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526

On November 5, 2014 and March 9, 2015, our board of directors declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

On January 5, 2015, we amended and restated our distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance.

Pursuant to an expense support and conditional reimbursement agreement, dated as of December 20, 2013, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by Franklin Square Holdings thereunder and the repayment of such amounts to Franklin Square Holdings.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2014(1)	Period from June 7, 2013 (Inception) to December 31, 2013(1)
Statements of operations data:
Investment income	$25,055	$—
Operating expenses
Operating expenses	9,530	189
Less: Expense reimbursement from sponsor	(3,469)	—

Net operating expenses	6,061	189

Net investment income (loss)	18,994	(189)
Total net realized and unrealized gain (loss) on investments and total return swap	(26,138)	—

Net increase (decrease) in net assets resulting from operations	$(7,144)	$(189)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.80	$(8.51)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$(0.23)	$(8.51)

Distributions declared(3)	$0.52	$—

Balance sheet data:
Total assets	$1,023,266	$200

Credit facilities payable	$112,100	$—

Total net assets	$842,577	$200

Other data:
Total return(4)	1.67%	—
Number of portfolio company investments at period end	83	—
Total portfolio investments for the period	$797,312	—
Proceeds from sales and prepayments of investments	$79,229	—

(1)	We formally commenced investment operations on April 2, 2014. Prior to such date, we had no operations except for matters relating to our organization.

(2)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2014 and the period from June 7, 2013 (Inception) through December 31, 2013, respectively.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)

The total return for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 was calculated by taking the net asset value per share as of December 31, 2014, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on our investment portfolio during the period and is calculated in accordance with U.S. generally accepted accounting principles, or GAAP. This return figure does not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC III Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our investment activities are managed by FSIC III Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC III Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor.

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

In addition, our relationship with GSO, one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

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

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FSIC III Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC III Advisor is responsible for compensating our investment sub-adviser.

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of the reimbursement payable to FSIC III Advisor is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC III Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

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

•

all other expenses incurred by FSIC III Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC III Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC III Advisor or GDFM, to the extent they are not controlling persons of FSIC III Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

For the year ended December 31, 2014, if Franklin Square Holdings had not reimbursed certain of our expenses, approximately 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter.

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

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to us as of December 31, 2014 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760	0.85%	7.00%	September 30, 2017
December 31, 2014	$598	0.90%	7.11%	December 31, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from April 2, 2014 (Commencement of Operations) through December 31, 2014

During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, we made investments in portfolio companies totaling $797,312. During the same period, we sold investments for proceeds of $71,695 and received principal repayments of $7,534. As of December 31, 2014, our investment portfolio, with a total fair value of $695,805 (40% in first lien senior secured loans, 25% in second lien senior secured loans, 6% in senior secured bonds, 26% in subordinated debt, 1% in collateralized securities and 2% in equity/other), consisted of interests in 83 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $231.4 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 95.2% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.1% based upon the amortized cost of our investments. For the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, our total return was 1.67%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2014 and our public offering price of $9.85 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2014 was 7.11%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of December 31, 2014. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2014:

Net Investment Activity	For the Year Ended December 31, 2014
Purchases	$797,312
Sales and Redemptions	(79,229)

Net Portfolio Activity	$718,083

	For the Year Ended December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$323,157	41%
Senior Secured Loans—Second Lien	185,253	23%
Senior Secured Bonds	53,374	7%
Subordinated Debt	209,993	26%
Collateralized Securities	8,907	1%
Equity/Other	16,628	2%

Total	$797,312	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2014:

	December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	173,357	170,515	25%
Senior Secured Bonds	43,253	43,089	6%
Subordinated Debt	197,259	180,178	26%
Collateralized Securities	8,907	8,907	1%
Equity/Other	16,628	14,839	2%

Total	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of $292,409 and $285,847, respectively, as of December 31, 2014.

	December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	200,837	197,594	20%
Senior Secured Bonds	43,253	43,089	4%
Subordinated Debt	197,259	180,178	18%
Collateralized Securities	8,907	8,907	1%
Equity/Other	16,628	14,839	2%

Total	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2014:

December 31, 2014
Number of Portfolio Companies	83
% Variable Rate (based on fair value)	63.8%
% Fixed Rate (based on fair value)	34.1%
% Income Producing Equity or Other Investments (based on fair value)	—
% Non-Income Producing Equity or Other Investments (based on fair value)	2.1%
Average Annual EBITDA of Portfolio Companies	$231,400
Weighted Average Purchase Price of Investments (as a % of par or stated value)	95.2%
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2014:

New Direct Originations	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Total Commitments (including unfunded commitments)	$183,084	$316,929
Exited Investments (including partial paydowns)	(2,068)	(2,116)

Net Direct Originations	$181,016	$314,813

	For the Three Months Ended December 31, 2014		For the Year Ended December 31, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$121,859	67%	$219,884	69%
Senior Secured Loans—Second Lien	—	—	35,333	11%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	50,000	27%	50,313	16%
Collateralized Securities	9,040	5%	9,040	3%
Equity/Other	2,185	1%	2,359	1%

Total	$183,084	100%	$316,929	100%

	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$20,343	$15,092
Weighted Average Maturity for New Direct Originations	7/11/22	8/13/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	10.0%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	11.2%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.6%	8.6%

The following table presents certain selected information regarding our direct originations as of December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2014
Number of Portfolio Companies	21
Average Annual EBITDA of Portfolio Companies	$61,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2014:

	December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct Originations	$279,244	40%
Opportunistic	258,261	37%
Broadly Syndicated/Other	158,300	23%

Total	$695,805	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014:

	December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$27,208	4%
Capital Goods	35,615	5%
Commercial & Professional Services	76,536	11%
Consumer Durables & Apparel	30,628	4%
Consumer Services	100,066	14%
Diversified Financials	59,606	9%
Energy	115,159	16%
Food & Staples Retailing	2,352	0%
Health Care Equipment & Services	4,831	1%
Household & Personal Products	9,246	1%
Insurance	4,048	1%
Materials	54,034	8%
Media	25,575	4%
Software & Services	86,454	12%
Technology Hardware & Equipment	38,877	6%
Telecommunication Services	5,050	1%
Transportation	20,520	3%

Total	$695,805	100%

As of December 31, 2014, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2014, we had seven senior secured loan investments with aggregate unfunded commitments of $47,792. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014:

	December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	617,838	89%
3	71,719	10%
4	6,248	1%
5	—	—

Total	$695,805	100%

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

Results of Operations for the Period from April 2, 2014 (Commencement of Operations) through December 31, 2014

Revenues

We generated investment income of $25,055 for the period from April 2, 2014 through December 31, 2014 in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $24,619 of cash income earned as well as $436 in non-cash portions relating to accretion of discount and PIK interest for the period from April 2, 2014 through December 31, 2014. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

During the period from April 2, 2014 through December 31, 2014, we generated $7,416 of fee income, which represented 29.6% of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our total operating expenses for the period from April 2, 2014 through December 31, 2014 were $9,466. Our operating expenses include base management fees attributed to FSIC III Advisor of $6,323 for the period from April 2, 2014 through December 31, 2014. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $435 for the period from April 2, 2014 through December 31, 2014.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the period from April 2, 2014 through December 31, 2014, we did not accrue any capital gains incentive fees or subordinated incentive fees on income.

We recorded interest expense of $371 for the period from April 2, 2014 through December 31, 2014 in connection with our financing arrangements. For the period from April 2, 2014 through December 31, 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $136 and fees and expenses incurred with our stock transfer agent totaled $522. Fees for our board of directors were $305 for the period from April 2, 2014 through December 31, 2014.

Our other general and administrative expenses totaled $1,374 for the period from April 2, 2014 through December 31, 2014 and consisted of the following:

Period from April 2, 2014 through December 31, 2014
Expenses associated with our independent audit and related fees	$331
Compensation of our chief compliance officer	60
Legal fees	431
Printing fees	252
Other	300

Total	$1,374

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the period from April 2, 2014 through December 31, 2014, the ratio of our operating expenses to our average net assets was 2.54%, and the ratio of our net operating expenses to our average net assets, which includes $3,469 of expense reimbursements from Franklin Square Holdings, was 1.61%. During the period from April 2, 2014 through December 31, 2014, the ratio of our operating expenses to average net assets included $371 related to interest expense. Without such expense, our ratio of operating expenses to average net assets would have been 2.44% for the period from April 2, 2014 through December 31, 2014. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

During the period from April 2, 2014 through December 31, 2014, we accrued $3,469 for expense reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC III Advisor. During the period from April 2, 2014 through December 31, 2014, we received $312 in cash reimbursements from Franklin Square Holdings and offset $2,559 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2014, we had $598 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC III Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the period from April 2, 2014 through December 31, 2014, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. As of December 31, 2014, $3,469 remained subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $19,058 ($0.45 per share) for the period from April 2, 2014 through December 31, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $71,695 and $7,534, respectively, during the period from April 2, 2014 through December 31, 2014, from which we realized a net gain of $170. During the period from April 2, 2014 through December 31, 2014, we earned $1,944 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the period from April 2, 2014 through December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(22,884). The net change in unrealized appreciation (depreciation) on our TRS was $(5,368) for the period from April 2, 2014 through December 31, 2014. The net change in unrealized appreciation (depreciation) on our investments and TRS during the period from April 2, 2014 through December 31, 2014 was primarily driven by a general widening of credit spreads on our loan and debt investments during the fourth quarter, partially offset by increased valuations of certain of our equity/other positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from April 2, 2014 through December 31, 2014, the net decrease in net assets resulting from operations was $7,080 ($(0.17) per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2014, we had $204,480 in cash, which we held in a custodial account, and $85,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2014, we had $7,591 in capacity available under the TRS and $87,900 in borrowings available under our other financing arrangements. To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

As of December 31, 2014, we had seven senior secured loan investments with aggregate unfunded commitments of $47,792. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our continuous public offering and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest earned from our investments as well as principal repayments and proceeds from sales of our investments.

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

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. During the year ended December 31, 2014, we issued 97,560,230 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of $966,150 at an average price per share of $9.90. The gross proceeds received during the year ended December 31, 2014 include reinvested stockholder distributions of $11,313 for which we issued 1,195,854 shares of common stock. During the year ended December 31, 2014, we also incurred offering costs of $4,479 in connection with the sale of our common stock, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $88,780 for the year ended December 31, 2014. These sales commissions and fees include $16,845 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through March 3, 2015, we have issued 115,761,714 shares of common stock for gross proceeds of $1,145,076. As of March 3, 2015, we had raised total gross proceeds of $1,157,063, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the year ended December 31, 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
September 30, 2014	October 1, 2014	4,050	100%	$9.000	$36

On January 7, 2015, we repurchased 16,692 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.865 per share for aggregate consideration totaling $148.

For details regarding our share repurchase program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

Financing Arrangements

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

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2014:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap(1)	Total Return Swap	L+1.30%	$292,409	$7,591	N/A(2)
BNP Facility(3)	Prime Brokerage Facility	L+1.10%	$87,100	$12,900	September 27, 2015(4)
Dunlap Credit Facility(5)	Revolving Credit Facility	L+2.50%	$25,000	$75,000	December 2, 2018

(1)	On January 28, 2015, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over the one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum.

(2)	The TRS may be terminated by Center City Funding at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

(3)	On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available under the BNP facility to $200,000 from $100,000.

(4)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2014, neither party to the facility had provided notice of its intent to terminate the facility.

(5)	On February 24, 2015, Dunlap Funding entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $72,691 and 2.86%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.21%.

Total Return Swap

On June 26, 2014, our wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On August 25, 2014, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City Funding entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000 and, on January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000.

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

The TRS with Citibank enables us, through our ownership of Center City Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Center City Funding borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Center City Funding under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Center City Funding, which generally will equal the value of cash collateral provided by Center City Funding under the TRS. Pursuant to the terms of the TRS, Center City Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $300,000 (as of December 31, 2014). Center City Funding is required to initially cash collateralize a specified percentage of each loan (generally 25% of the notional amount) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City Funding are available to pay our debts.

Pursuant to the terms of an investment management agreement that we have entered into with Center City Funding, we act as the investment manager of the rights and obligations of Center City Funding under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Center City Funding for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Center City Funding may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P, and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum (as of December 31, 2014) on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Center City Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City Funding. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans.

We have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. We may, but are not obligated to, increase our equity investment in Center City Funding for the purpose of funding any additional collateral or payment obligations for which Center City Funding may become obligated during the term of the TRS. If we do not make any such additional investment in Center City Funding and Center City Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City Funding under the TRS. In the event of an early termination of the TRS, Center City Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after June 26, 2015, the first anniversary of the effectiveness of the TRS. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($300,000 as of December 31, 2014), multiplied by (z) 1.30% per annum (as of December 31, 2014). If the TRS had been terminated as of December 31, 2014, Center City Funding would have been required to pay an early termination fee of approximately $1,601. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Center City Funding.

As of December 31, 2014, the fair value of the TRS was $(5,368). The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2014, Center City Funding had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Center City Funding under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

BNP Facility

On October 17, 2014, our wholly-owned, special-purpose financing subsidiary, Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNP Entities. On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available to Burholme Funding under the BNP facility to $200,000 from $100,000. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements.

We may contribute securities to Burholme Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through our ownership of Burholme Funding or will receive fair market value for any securities sold to Burholme Funding. Burholme Funding may purchase additional securities from various sources. Burholme Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. Burholme Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of securities. Such pledged portfolio of securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Burholme Funding under the BNP facility are non-recourse to us and our exposure under the BNP facility is limited to the value of our investment in Burholme Funding.

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

In connection with the BNP facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP financing agreements contain the following customary events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts of ours or Burholme Funding; (b) any change in BNPP’s interpretation of applicable law that, in the reasonable opinion of counsel to BNPP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy by us or Burholme Funding; (d) specified material reductions in our or Burholme Funding’s net asset value; (e) any change in our fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FSIC III Advisor otherwise ceases to act as our investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Burholme Funding will receive a fee from BNPP in connection with any rehypothecated securities. Burholme Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Burholme Funding to BNPP. Burholme Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Burholme Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such unreturned rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Burholme Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Burholme Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

As of December 31, 2014, $87,100 was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. We incurred costs of $150 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $110 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the BNP facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$106
Non-usage fees	66
Amortization of deferred financing costs	40

Total interest expense	$212

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$59
Average borrowings under the facility(2)	$64,736
Effective interest rate on borrowings (including the effect of non-usage fees)	1.42%
Weighted average interest rate (including the effect of non-usage fees)	2.18%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

(2)	The average borrowings under the BNP facility are calculated for the period since we commenced borrowing thereunder to December 31, 2014.

Borrowings of Burholme Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Dunlap Credit Facility

On December 2, 2014, our wholly-owned subsidiary, Dunlap Funding entered into a revolving credit facility, or the Dunlap credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Dunlap credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000 on a committed basis.

Under the Dunlap credit facility, we may contribute assets to Dunlap Funding from time to time and will retain a residual interest in any assets contributed through our ownership of Dunlap Funding or will receive fair market value for any assets sold to Dunlap Funding. Dunlap Funding may purchase additional assets from various sources. Dunlap Funding has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunlap Funding’s obligations to Deutsche Bank under the Dunlap credit facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Dunlap credit facility are non-recourse to us, and our exposure under the Dunlap credit facility is limited to the value of our investment in Dunlap Funding.

Pricing under the Dunlap credit facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.50% per annum. Interest is payable quarterly in arrears. Dunlap Funding will be subject to a non-usage fee of 0.75% per annum to the extent the aggregate principal amount available under the Dunlap credit facility has not been borrowed. In addition, Dunlap Funding will be subject to a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Dunlap credit facility had been borrowed, less the non-usage fee accrued during such quarter. Any amounts borrowed under the Dunlap credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 2, 2018. Dunlap Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Dunlap credit facility.

Borrowings under the Dunlap credit facility are subject to compliance with a borrowing base, and the amount of funds advanced to Dunlap Funding varies depending upon the types of assets in Dunlap Funding’s portfolio.

The occurrence of certain events described as “Investment Manager Events of Default” in the loan financing and servicing agreement which governs the Dunlap credit facility triggers (i) a requirement that Dunlap Funding obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Dunlap Funding to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by us, and other events with respect to Dunlap Funding, us or GDFM, that are adverse to Deutsche Bank and the other secured parties under the Dunlap credit facility.

In connection with the Dunlap credit facility, Dunlap Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Dunlap credit facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Dunlap Funding or us; (d) a change of control of Dunlap Funding; (e) the failure of Dunlap Funding to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition contained in the Dunlap credit facility is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunlap credit facility immediately due and payable. During the continuation of an event of default, Dunlap Funding must pay interest at a default rate.

As of December 31, 2014, $25,000 was outstanding under the Dunlap credit facility. The carrying amount outstanding under the Dunlap credit facility approximates its fair value. We incurred costs of $1,143 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $1,120 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Dunlap credit facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$27
Non-usage and make whole fees	109
Amortization of deferred financing costs	23

Total interest expense	$159

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunlap credit facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$25,000
Effective interest rate on borrowings (including the effect of non-usage fees)(3)	4.98%
Weighted average interest rate (including the effect of non-usage fees)(3)	8.41%

(1)	Interest under the Dunlap credit facility is payable quarterly in arrears and commenced on December 18, 2014.

(2)	The average borrowings under the Dunlap credit facility are calculated for the period since we commenced borrowing thereunder to December 31, 2014.

(3)	Weighted average interest rate excludes the effect of the make-whole fee. During the year ended December 31, 2014, we recorded a make-whole fee of $54.

Borrowings of Dunlap Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Capital Contributions by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser.

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, we sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 3, 2015, we have issued an aggregate of 1,569,987 shares of common stock for aggregate proceeds of $14,157 to members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current taxable year can be carried back to the prior taxable year for determining the distributions paid in such taxable year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our first distribution was declared for stockholders of record as of April 8, 2014. Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to authorize and declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

We intend to make our regular distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526

On November 5, 2014 and March 9, 2015, our board of directors declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

On January 5, 2015, we amended and restated our distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Investors receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the year ended December 31, 2014, if Franklin Square Holdings had not reimbursed certain of our expenses, approximately 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. There can be no assurance that in the future we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the year ended December 31, 2014:

	Year Ended December 31, 2014
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	17,970	84%
Short-term capital gains proceeds from the sale of assets	87	0%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	3,469	16%

Total	$21,526	100%

(1)	During the year ended December 31, 2014, 98.3% of our gross investment income was attributable to cash income earned, 1.7% was attributable to non-cash accretion of discount and 0.0% was attributable to PIK interest.

Our net investment income on a tax basis for the year ended December 31, 2014 was $21,439. As of December 31, 2014, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions for the year ended December 31, 2014.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our investment operations, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the inclusion of a portion of the periodic net settlement payments due on our TRS in tax-basis net investment income and the accretion of discount on the TRS.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2014:

Year Ended December 31, 2014
GAAP-basis net investment income	$18,994
Tax-basis deferral and amortization of organization costs	51
Reclassification of unamortized original issue discount	(19)
Tax-basis net investment income portion of total return swap payments	2,046
Accretion of discount on total return swap	359
Other miscellaneous differences	8

Tax-basis net investment income	$21,439

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, we increased accumulated distributions in excess of net investment income by $2,035 and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $8 and $2,027, respectively.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$—
Distributable realized gains (long-term capital gains)	—
Incentive fee accrual on unrealized gains	—
Unamortized organization costs	(240)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(28,611)

Total	$(28,851)

(1)	As of December 31, 2014, the gross unrealized appreciation on our investments was $8,892. As of December 31, 2014, the gross unrealized depreciation on our investments and TRS was $37,503.

The aggregate cost of our investments for U.S. federal income tax purposes totaled $719,048 as of December 31, 2014. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $(28,611) as of December 31, 2014.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC III Advisor or any independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to the investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly-issued and purchased near December 31, 2014, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

We value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information on the TRS.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC III Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC III Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in “Financial

Condition, Liquidity and Capital Resources—Total Return Swap”) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the TRS.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. See also “—Related Party Transactions.”

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock. We have charged offering costs against capital in excess of par value on the consolidated balance sheet. See also “—Related Party Transactions.”

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the year ended December 31, 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and, to the extent it is required to provide such services, our investment sub-adviser, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement.

For the year ended December 31, 2014, we incurred $6,323 in base management fees and $435 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC III Advisor is eligible to receive incentive fees based on the performance of our portfolio. For the year ended December 31, 2014, we did not accrue any capital gains incentive fees or subordinated incentive fee on income based on the performance of our portfolio, and we did not pay any capital gains incentive fees to FSIC III Advisor during the year ended December 31, 2014. As of December 31, 2014, we did not have any accrued capital gains incentive fees.

A summary of our significant contractual payment obligations related to the repayment of our outstanding borrowings at December 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Burholme Funding(1)	$87,100	$87,100	—	—	—
Borrowings of Dunlap Funding(2)	$25,000	—	—	$25,000	—

(1)	At December 31, 2014, $12,900 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2014, neither Burholme Funding nor BNPP had provided notice of its intent to terminate the facility.

(2)	At December 31, 2014, $75,000 remained unused under the Dunlap credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to this facility to increase the aggregate principal amount of borrowings under the facility to $150,000 from $100,000. All amounts under the Dunlap credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 2, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC III Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

Under the investment advisory and administrative services agreement, we, either directly or through reimbursement to FSIC III Advisor or its affiliates, are responsible for our organization and offering costs in an amount up to 1.5% of gross proceeds raised in our continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to our continuous public offering, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC III Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing our common shares, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for us.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of our organization and offering costs. Following this period, we have paid certain of our organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on our behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our shares of common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred. All other offering costs, including costs incurred directly by us, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

During the year ended December 31, 2014 and the period from June 7, 2013 (Inception) to December 31, 2013, Franklin Square Holdings funded offering and organization costs in the amount of $1,993 and $1,808, respectively. Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014

(Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. As of December 31, 2014, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC III Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement for the year ended December 31, 2014:

Related Party	Source Agreement	Description	Year Ended December 31, 2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$6,323
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$435
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(3)	$4,479
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$16,845

(1)	During the year ended December 31, 2014, $2,559 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”). Of the $3,764 in base management fees accrued and payable as of December 31, 2014, it is intended that $598 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of December 31, 2014 and the balance, $3,166, will be paid to FSIC III Advisor.

(2)	During the year ended December 31, 2014, $384 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $232 in administrative services expenses to FSIC III Advisor during the year ended December 31, 2014.

(3)	During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, we incurred offering costs of $4,479 and $1,619, respectively, of which $2,494 and $110, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. In addition, during the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, FSIC III Advisor and its affiliates directly funded $1,993 and $1,808, respectively, of our organization and offering costs. During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013 the Company paid $3,801 and $0, respectively to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

Capital Contributions by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser.

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, we sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 3, 2015, we have issued an aggregate of 1,569,987 shares of common stock for aggregate gross proceeds of $14,157 to members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, we accrued $3,469 for expense reimbursements that Franklin Square Holdings has agreed to pay, including $598 in reimbursements for the three months ended December 31, 2014. As discussed more fully in the table above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC III Advisor. During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, we received $312 in cash reimbursements from Franklin Square Holdings and offset $2,559 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2014, we had $598 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC III Advisor.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to us as of December 31, 2014 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760	0.85%	7.00%	September 30, 2017
December 31, 2014	$598	0.90%	7.11%	December 31, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to us.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including our exemptive relief order from the SEC.

Recent Developments

Status of Our Continuous Public Offering

During the period from January 1, 2015 to March 3, 2015, we sold 19,511,123 shares of common stock for gross proceeds of $190,713 at an average price per share of $9.77.

Amendment and Restatement of Distribution Reinvestment Plan

On January 5, 2015, we amended and restated our distribution reinvestment plan, or original DRP and as so amended and restated, the amended DRP. The amended DRP was effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015.

Under the original DRP, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 95% of the price at which shares of our common stock were sold in our public offering at the weekly closing conducted on the day of or immediately following a distribution payment date, or a DRP purchase date.

Under the amended DRP, cash distributions to participating stockholders are reinvested in additional shares of common stock at a purchase price equal to 90% of the price at which shares of common stock are sold in our public offering on a DRP purchase date. No other terms of the original DRP were amended in connection with the amended DRP.

Amendment and Restatement of TRS

On January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum. No other material terms of the TRS changed in connection with this amendment.

Amendment to Dunlap Credit Facility

On February 24, 2015, Dunlap Funding entered into an amendment, or the Dunlap amendment, to the Dunlap credit facility. The Dunlap amendment increased the aggregate principal amount of borrowings available under the Dunlap credit facility by $50,000 to $150,000 on a committed basis. No other material terms of the Dunlap credit facility changed in connection with this amendment.

Amendment to BNP Facility

On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility, or the BNP amendment. The BNP amendment increased the maximum commitment financing available to Burholme Funding under the BNP facility to $200,000 from $100,000 and modified the collateral requirements under the BNP facility. No other material terms of the BNP facility changed in connection with this amendment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 63.8% of our portfolio investments (based on fair value) paid variable interest rates, 34.1% paid fixed interest rates and 2.1% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.32% per annum (which spread was 1.30% per annum as of December 31, 2014) on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $400,000 (which maximum notional amount was $300,000 as of December 31, 2014). Pursuant to the terms of the BNP facility and Dunlap credit facility, Burholme Funding and Dunlap funding, respectively, borrow at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2014:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$674	$(245)	$919	1.0%
Current LIBOR	—	—	—	—
Up 100 basis points	(1,099)	979	(2,078)	(2.4)%
Up 300 basis points	7,540	2,936	4,604	5.2%
Up 500 basis points	16,313	4,893	11,420	13.0%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.32% per annum (which spread was 1.30% per annum as of December 31, 2014) on the utilized notional amount of the loans subject to the TRS. As of December 31, 2014, all of the loans underlying the TRS paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited FS Investment Corporation III’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation III’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FS Investment Corporation III maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FS Investment Corporation III as of December 31, 2014 and 2013, including the consolidated schedule of investments as of December 31, 2014, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2014, and the related statement of operations and changes in net assets for the period from June 7, 2013 (Inception) to December 31, 2013 and our report dated March 18, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 18, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of FS Investment Corporation III (the “Company”) as of December 31, 2014 and 2013, including the consolidated schedule of investments as of December 31, 2014, the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2014, and the related statements of operations and changes in net assets for the period from June 7, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received, We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, the results of their operations, their cash flows and the changes in their net assets for the year ended December 31, 2014, and the results of their operations and the changes in their net assets for the period from June 7, 2013 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 18, 2015

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments, at fair value (amortized cost—$718,689 and $0, respectively)	$695,805	$—
Cash	204,480	200
Due from counterparty	85,500	—
Receivable for investments sold and repaid	13	—
Interest receivable	12,091	—
Receivable for common shares purchased	22,139	—
Reimbursement due from sponsor(1)	598	—
Deferred financing costs	1,230	—
Receivable due on total return swap(2)	1,410	—

Total assets	$1,023,266	$200

Liabilities
Unrealized depreciation on total return swap(2)	$5,368	$—
Payable for investments purchased	57,523	—
Credit facilities payable	112,100	—
Stockholder distributions payable	90	—
Management fees payable	3,764	—
Administrative services expense payable	203	—
Interest payable	249	—
Directors’ fees payable	154	—
Other accrued expenses and liabilities	1,238	—

Total liabilities	180,689	—

Commitments and contingencies ($3,469 and $1,808, respectively)(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 97,578,402 and 22,222 shares issued and outstanding, respectively	98	—
Capital in excess of par value	871,330	389
Accumulated undistributed net realized gains on investments and total return swap(4)	—	—
Accumulated undistributed (distributions in excess of) net investment income(4)	(599)	(189)
Net unrealized appreciation (depreciation) on investments and total return swap	(28,252)	—

Total stockholders’ equity	842,577	200

Total liabilities and stockholders’ equity	$1,023,266	$200

Net asset value per share of common stock at year end	$8.63	$9.00

(1)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31, 2014	Period from June 7, 2013 (Inception) to December 31, 2013
Investment income
Interest income	$17,639	$—
Fee income	7,416	—

Total investment income	25,055	—

Operating expenses
Management fees	6,323	—
Administrative services expenses	435	—
Stock transfer agent fees	522	—
Accounting and administrative fees	136	—
Organization costs	64	189
Interest expense	371	—
Directors’ fees	305	—
Other general and administrative expenses	1,374	—

Operating expenses	9,530	189
Less: Expense reimbursement from sponsor(1)	(3,469)	—

Net operating expenses	6,061	189

Net investment income (loss)	18,994	(189)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	170	—
Net realized gain (loss) on total return swap(2)	1,944	—
Net change in unrealized appreciation (depreciation) on investments	(22,884)	—
Net change in unrealized appreciation (depreciation) on total return swap(2)	(5,368)	—

Total net realized and unrealized gain (loss) on investments and total return swap	(26,138)	—

Net increase (decrease) in net assets resulting from operations	$(7,144)	$(189)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.23)	$(8.51)

Weighted average shares outstanding	31,450,610	22,222

(1)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31, 2014	Period from June 7, 2013 (Inception) to December 31, 2013
Operations
Net investment income (loss)	$18,994	$(189)
Net realized gain (loss) on investments and total return swap(1)	2,114	—
Net change in unrealized appreciation (depreciation) on investments	(22,884)	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	(5,368)	—

Net increase (decrease) in net assets resulting from operations	(7,144)	(189)

Stockholder distributions(2)
Distributions from net investment income	(21,439)	—
Distributions from net realized gain on investments	(87)	—

Net decrease in net assets resulting from stockholder distributions	(21,526)	—

Capital share transactions(3)
Issuance of common stock	866,057	200
Reinvestment of stockholder distributions	11,313	—
Repurchases of common stock	(36)	—
Offering costs	(4,479)	(1,619)
Payments to investment adviser for offering and organization costs(4)	(3,801)	—
Capital contributions of investment adviser	1,993	1,808

Net increase in net assets resulting from capital share transactions	871,047	389

Total increase in net assets	842,377	200
Net assets at beginning of period	200	—

Net assets at end of period	$842,577	$200

Accumulated undistributed (distributions in excess) of net investment income(2)	$(599)	$(189)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

(4)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2014	Period from June 7, 2013 (Inception) to December 31, 2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,144)	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(797,312)	—
Paid-in-kind interest	(10)	—
Proceeds from sales and repayments of investments	79,229	—
Net realized (gain) loss on investments	(170)	—
Net change in unrealized (appreciation) depreciation on investments	22,884	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	5,368	—
Accretion of discount	(426)	—
Organization costs	64	—
Amortization of deferred financing costs	63	—
(Increase) decrease in due from counterparty	(85,500)	—
(Increase) decrease in receivable for investments sold and repaid	(13)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	(598)	—
(Increase) decrease in interest receivable	(12,091)	—
(Increase) decrease in receivable due on total return swap(1)	(1,410)	—
Increase (decrease) in payable for investments purchased	57,523	—
Increase (decrease) in management fees payable	3,764	—
Increase (decrease) in administrative services expense payable	203	—
Increase (decrease) in interest payable	249	—
Increase (decrease) in directors’ fees payable	154	—
Increase (decrease) in other accrued expenses and liabilities	1,238	—

Net cash used in operating activities	(733,935)	—

Cash flows from financing activities
Issuance of common stock	843,918	200
Reinvestment of stockholder distributions	11,313	—
Repurchases of common stock	(36)	—
Offering costs	(2,550)	—
Payments to investment adviser for offering and organization costs(3)	(3,801)	—
Stockholder distributions	(21,436)	—
Borrowings under credit facilities(4)	112,100	—
Deferred financing costs paid	(1,293)	—

Net cash provided by financing activities	938,215	200

Total increase (decrease) in cash	204,280	200
Cash at beginning of period	200	—

Cash at end of period	$204,480	$200

Supplemental disclosure of non-cash financing activities
Offering and organization costs financed by capital contributions of investment adviser	$1,993	$1,808

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the year ended December 31, 2014, the Company paid $59 in interest expense on the credit facilities.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—33.0%
Acision Finance LLC	(f)(g)(h)	Software & Services	L+975	1.0%	12/15/18	$29,120	$27,955	$28,829
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+325	1.0%	7/23/21	2,102	2,097	2,085
Allen Systems Group, Inc.		Software & Services	L+1425	1.0%	12/14/17	644	719	794
Allen Systems Group, Inc.		Software & Services	L+1625	1.0%	12/14/17	15,419	17,212	19,010
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	762	762	762
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	10/10/21	2,363	2,363	2,363
BenefitMall Holdings, Inc.		Commercial & Professional Services	L+725	1.0%	11/24/20	35,000	35,000	35,000
BenefitMall Holdings, Inc.	(i)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,728	12,728	12,728
BMC Software Finance, Inc.	(i)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Cactus Wellhead, LLC	(f)	Energy	L+600	1.0%	7/31/20	9,726	9,543	7,902
Caesars Entertainment Operating Co., Inc.	(f)(g)	Consumer Services	L+575		3/1/17	5,223	4,948	4,582
Caesars Entertainment Operating Co., Inc.	(f)(g)	Consumer Services	L+675		3/1/17	1,649	1,574	1,449
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,992	13,344	12,927
Fairway Group Acquisition Co.		Food & Staples Retailing	L+400	1.0%	8/17/18	2,735	2,372	2,352
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,714
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,286
Industrial Group Intermediate Holdings, LLC		Materials	L+800	1.3%	5/31/20	6,947	6,947	6,947
Mood Media Corp.	(f)(g)	Media	L+600	1.0%	5/1/19	361	358	355
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	15,000	15,000	14,850
Polymer Additives, Inc.	(f)	Materials	L+838	1.0%	12/20/21	18,920	18,920	18,920
Production Resource Group, LLC	(f)	Media	L+750	1.0%	7/23/19	20,000	20,000	20,100
Sable International Finance Ltd.	(g)(h)	Media	L+550	1.0%	11/25/16	5,133	5,056	5,120
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	2,000	1,964	1,991
The ServiceMaster Co., LLC	(i)(h)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,439
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	5,000	4,977	5,050
Southcross Holdings Borrower LP	(f)	Energy	L+500	1.0%	8/4/21	316	314	283
The Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	3,263	3,274	2,896
SunGard Availability Services Capital, Inc.	(f)(h)	Software & Services	L+500	1.0%	3/29/19	3,230	2,853	2,893
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	5,410	5,410	5,410
Sunnova Asset Portfolio 5 Holdings, LLC	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	9,600	9,600	9,600
The Telx Group, Inc.	(f)	Software & Services	L+350	1.0%	4/9/20	2,488	2,476	2,425
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	14,963	14,963	14,963
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	765	762	708
Waste Pro USA, Inc.	(f)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,667	30,667	30,667
Waste Pro USA, Inc.	(i)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,333
Winchester Electronics Corp.		Technology Hardware & Equipment	Prime+750		11/17/20	21,818	21,818	21,818
Winchester Electronics Corp.	(i)	Technology Hardware & Equipment	Prime+700		11/17/20	7,268	7,268	7,268

Total Senior Secured Loans—First Lien							327,077	326,069
Unfunded Loan Commitments							(47,792)	(47,792)

Net Senior Secured Loans—First Lien							279,285	278,277

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—20.3%
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+650	1.0%	7/25/22	$4,236	$4,206	$4,203
Affordable Care, Inc.		Health Care Equipment & Services	L+925	1.3%	12/26/19	2,216	2,230	2,194
Alison US LLC	(g)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,142	5,982
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,572	6,133
BBB Industries US Holdings, Inc.	(f)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,523	23,875
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	8,850	8,786	7,345
BRG Sports, Inc.		Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,540	3,589
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,333
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	1,129	1,119	1,022
ColourOz Investment 2 LLC	(g)	Materials	L+725	1.0%	9/5/22	1,143	1,134	1,086
Compuware Corp.	(f)(h)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,541	2,489
Fieldwood Energy LLC	(h)	Energy	L+713	1.3%	9/30/20	4,000	3,040	2,953
Inmar, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,902
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,009	1,956
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,084	24,259	24,189
Nielsen & Bainbridge, LLC		Consumer Services	L+925	1.0%	8/15/21	5,000	4,929	4,925
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	12,000	11,885	11,640
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	188	186	185
Printpack Holdings, Inc.		Materials	L+875	1.0%	5/28/21	10,000	9,812	9,950
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	15,000	15,000	15,000
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,561	3,615
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	1,152
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,990
Vouvray US Finance LLC	(g)	Transportation	L+750	1.0%	12/27/21	5,714	5,660	5,557

Total Senior Secured Loans—Second Lien							173,357	170,515

Senior Secured Bonds—5.1%
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	2,000	1,993	1,900
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	14,550	12,189	12,549
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,187	4,925
Caesars Entertainment Resort Properties, LLC	(e)(h)	Consumer Services	11.0%		10/1/21	4,000	3,551	3,660
Global A&T Electronics Ltd.	(g)	Technology Hardware & Equipment	10.0%		2/1/19	5,000	4,548	4,510
Logan’s Roadhouse, Inc.	(e)(f)(h)(l)	Consumer Services	10.8%		10/15/17	9,150	6,828	6,783
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	757	644
Tembec Industries Inc.	(e)(g)(l)	Materials	9.0%		12/15/19	8,200	8,200	8,118

Total Senior Secured Bonds							43,253	43,089

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—21.4%
Acosta HoldCo, Inc.	(e)	Consumer Services	7.8%		10/1/22	$6,000	$6,000	$6,090
Algeco Scotsman Global Finance Plc	(e)(g)	Commercial & Professional Services	10.8%		10/15/19	5,000	4,306	4,329
American Energy—Woodford, LLC	(e)	Energy	9.0%		9/15/22	3,750	3,599	2,358
Armored AutoGroup Inc.	(e)(l)	Household & Personal Products	9.3%		11/1/18	5,022	5,192	5,047
BWAY Holding Co.	(e)	Materials	9.1%		8/15/21	6,250	6,212	6,281
Canbriam Energy Inc.	(g)	Energy	9.8%		11/15/19	9,800	9,221	9,261
CEC Entertainment, Inc.	(e)(l)	Consumer Services	8.0%		2/15/22	8,000	7,655	7,800
Elizabeth Arden, Inc.	(e)(g)(l)	Household & Personal Products	7.4%		3/15/21	4,540	3,991	4,199
FLY Leasing Ltd.	(e)(g)	Capital Goods	6.4%		10/15/21	2,700	2,700	2,659
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
Jupiter Resources Inc.	(e)(g)	Energy	8.5%		10/1/22	17,400	16,259	13,050
Kindred Healthcare, Inc.	(e)(g)	Health Care Equipment & Services	8.0%		1/15/20	2,500	2,500	2,637
Lightstream Resources Ltd.	(e)(g)	Energy	8.6%		2/1/20	4,200	3,467	2,960
NewStar Financial, Inc.	(f)(g)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)(l)	Consumer Services	10.3%		6/30/20	31,915	32,440	32,075
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	1,700	1,506	1,386
RSP Permian, Inc.	(e)(g)	Energy	6.6%		10/1/22	2,500	2,500	2,347
Samson Investment Co.	(e)	Energy	9.8%		2/15/20	14,877	12,410	6,248
SandRidge Energy, Inc.	(g)	Energy	7.5%		3/15/21	3,150	1,940	2,044
SandRidge Energy, Inc.	(g)	Energy	7.5%		2/15/23	430	259	275
SandRidge Energy, Inc.	(e)(g)	Energy	8.1%		10/15/22	3,940	3,260	2,591
SandRidge Energy, Inc.	(e)(g)	Energy	8.8%		1/5/20	10,409	9,576	7,104
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	6,000	4,256	3,570
Talos Production LLC	(e)	Energy	9.8%		2/15/18	1,500	1,364	1,357
Teine Energy Ltd.	(e)(g)	Energy	6.9%		9/30/22	8,950	8,882	7,149
Warren Resources, Inc.	(e)	Energy	9.0%		8/1/22	8,800	8,404	5,500
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	4,050	4,050	4,048

Total Subordinated Debt							197,259	180,178

Collateralized Securities—1.0%
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	730	684	684
NewStar Clarendon 2014-1A Sub B	(g)(h)	Diversified Financials	12.5%		1/25/27	8,310	8,223	8,223

Total Collateralized Securities							8,907	8,907

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.8%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel	11,429	$12	$12
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel	1,131,428	1,131	1,131
Altus Power America Holdings, Inc., Preferred Equity	(j)	Energy	253,925	254	254
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials	173,554	174	243
NewStar Financial, Inc., Warrants	(g)(j)	Diversified Financials	2,375,000	15,057	15,674

Total Equity/Other				16,628	17,314
Unfunded Contingent Warrant Commitment				—	(2,475)

Net Equity/Other				16,628	14,839

TOTAL INVESTMENTS—82.6%				$718,689	695,805

OTHER ASSETS IN EXCESS OF LIABILITIES—17.4%					146,772

NET ASSETS—100.0%					$842,577

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$292,409	$(5,368)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.26% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2014, 81.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 77.0% of the Company’s total assets represented qualifying assets as of December 31, 2014.

(h)	Position or portion thereof unsettled as of December 31, 2014.

(i)	Security is an unfunded loan commitment.

(j)	Security is non-income producing.

(k)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.
(l)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of December 31, 2014 the fair value of securities rehypothecated by BNP was $32,934.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

FS Investment Corporation III

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC III Advisor, LLC, or FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, the Company had three wholly-owned financing subsidiaries, one wholly-owned subsidiary through which it holds an interest in a non-controlled and non-affiliated portfolio company and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2014. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenue of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or the equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates: The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC III Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with FSIC III Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the Company’s valuation committee;

•

the Company’s valuation committee reviews the preliminary valuation and FSIC III Advisor’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any third-party valuation firm, if applicable.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC III Advisor or any independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

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

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors subsequently values these warrants or other equity securities received at fair value.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

The Company values its total return swap, or TRS, between its wholly-owned financing subsidiary, Center City Funding LLC, or Center City, and Citibank, N.A., or Citibank, in accordance with the agreements between Center City and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for a discussion of the TRS.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC III Advisor, dated as of December 20, 2013, which was amended and restated on August 6,

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its TRS in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this part of the incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC,

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2014 the Company did not incur any interest or penalties.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to authorize and declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred (see Note 4).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets (see Note 4).

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the year ended December 31, 2014:

	Year Ended December 31, 2014
	Shares	Amount
Gross Proceeds from Offering	96,364,376	$954,837
Reinvestment of Distributions	1,195,854	11,313

Total Gross Proceeds	97,560,230	966,150
Commissions and Dealer Manager Fees	—	(88,780)

Net Proceeds to Company	97,560,230	877,370
Share Repurchase Program	(4,050)	(36)

Net Proceeds to Company from Share Transactions	97,556,180	$877,334

Status of Continuous Public Offering

Since commencing its continuous public offering and through March 3, 2015, the Company has issued 115,761,714 shares of common stock for gross proceeds of $1,145,076. As of March 3, 2015, the Company had raised total gross proceeds of $1,157,063, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the year ended December 31, 2014, the Company issued 97,560,230 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of $966,150 at an average price per share of $9.90. The gross proceeds received during the year ended December 31, 2014 include reinvested stockholder distributions of $11,313 for which the Company issued 1,195,854 shares of common stock. During the period from January 1, 2015 to March 3, 2015, the Company issued 19,511,123 shares of common stock for gross proceeds of $190,713 at an average price per share of $9.77.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statement of changes in net assets and consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $88,780 for the year ended December 31, 2014.

Share Repurchase Program

The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with the Company’s October 1, 2014 weekly closing. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

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

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the year ended December 31, 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
September 30, 2014	October 1, 2014	4,050	100%	$9.000	$36

On January 7, 2015, the Company repurchased 16,692 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.865 per share for aggregate consideration totaling $148.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Management fees are paid on a quarterly basis in arrears.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC III Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors, among other things, compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC III Advisor or its affiliates, is responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC III Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common shares, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

During the year ended December 31, 2014 and the period from June 7, 2013 (Inception) to December 31, 2013, Franklin Square Holdings funded offering and organization costs in the amount of $1,993 and $1,808, respectively. Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. As of December 31, 2014, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

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

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement for the year ended December 31, 2014:

Related Party	Source Agreement	Description	Year Ended December 31, 2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$6,323
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$435
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(3)	$4,479
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$16,845

(1)	During the year ended December 31, 2014, $2,559 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “Expense Reimbursement” below). Of the $3,764 in base management fees accrued and payable as of December 31, 2014, it is intended that $598 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of December 31, 2014 and the balance, $3,166, will be paid to FSIC III Advisor.

(2)	During the year ended December 31, 2014, $384 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $232 in administrative services expenses to FSIC III Advisor during the year ended December 31, 2014.

(3)	During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, the Company incurred offering costs of $4,479 and $1,619, respectively, of which $2,494 and $110, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. In addition, during the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, FSIC III Advisor and its affiliates directly funded $1,993 and $1,808, respectively, of our organization and offering costs. During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013 we paid $3,801 and $0, respectively to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Capital Contributions by FSIC III Advisor and GDFM

In October 2013, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FSIC III Advisor, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser.

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 3, 2015, the Company has issued an aggregate of 1,569,987 shares of common stock for aggregate gross proceeds of $14,157 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to the Company.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, the Company accrued $3,469 for expense reimbursements that Franklin Square Holdings has agreed to pay, including $598 in reimbursements for the three months ended December 31, 2014. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FSIC III Advisor. During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, the Company received $312 in cash reimbursements from Franklin Square Holdings and offset $2,559 in management fees payable by the Company to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2014, the Company had $598 of reimbursements due from Franklin Square Holdings, which the Company expects to offset against management fees payable by the Company to FSIC III Advisor.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to the Company as of December 31, 2014 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$1,111	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760	0.85%	7.00%	September 30, 2017
December 31, 2014	$598	0.90%	7.11%	December 31, 2017

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the year ended December 31, 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526

The Company currently authorizes and declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On November 5, 2014 and March 9, 2015, the Company’s board of directors declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

On January 5, 2015, the Company amended and restated its distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

the Company’s common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the year ended December 31, 2014, if Franklin Square Holdings had not reimbursed certain of the Company’s expenses, approximately 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

There can be no assurance that in the future the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock for the year ended December 31, 2014:

	Year Ended December 31, 2014
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	17,970	84%
Short-term capital gains proceeds from the sale of assets	87	0%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	3,469	16%

Total	$21,526	100%

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	During the year ended December 31, 2014, 98.3% of the Company’s gross investment income was attributable to cash income earned, 1.7% was attributable to non-cash accretion of discount and 0.0% was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the year ended December 31, 2014 was $21,439. As of December 31, 2014, the Company had distributed all of its net investment income and realized gains on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2014:

Year Ended December 31, 2014
GAAP-basis net investment income	$18,994
Tax-basis deferral and amortization of organization costs	51
Reclassification of unamortized original issue discount	(19)
Tax-basis net investment income portion of total return swap payments	2,046
Accretion of discount on total return swap	359
Other miscellaneous differences	8

Tax-basis net investment income	$21,439

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, the Company increased accumulated distributions in excess of net investment income by $2,035, and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $8 and $2,027, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$—
Distributable realized gains (long-term capital gains)	—
Incentive fee accrual on unrealized gains	—
Unamortized organization costs	(240)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(28,611)

Total	$(28,851)

(1)	As of December 31, 2014, the gross unrealized appreciation on the Company’s investments was $8,892. As of December 31, 2014, the gross unrealized depreciation on the Company’s investments and TRS was $37,503.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $719,048 as of December 31, 2014. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(28,611) as of December 31, 2014.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2014:

	December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	173,357	170,515	25%
Senior Secured Bonds	43,253	43,089	6%
Subordinated Debt	197,259	180,178	26%
Collateralized Securities	8,907	8,907	1%
Equity/Other	16,628	14,839	2%

Total	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $292,409 and $285,847, respectively, as of December 31, 2014:

	December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	200,837	197,594	20%
Senior Secured Bonds	43,253	43,089	4%
Subordinated Debt	197,259	180,178	18%
Collateralized Securities	8,907	8,907	1%
Equity/Other	16,628	14,839	2%

Total	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2014, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2014, the Company had seven senior secured loan investments with aggregate unfunded commitments of $47,792. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014:

	December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$27,208	4%
Capital Goods	35,615	5%
Commercial & Professional Services	76,536	11%
Consumer Durables & Apparel	30,628	4%
Consumer Services	100,066	14%
Diversified Financials	59,606	9%
Energy	115,159	16%
Food & Staples Retailing	2,352	0%
Health Care Equipment & Services	4,831	1%
Household & Personal Products	9,246	1%
Insurance	4,048	1%
Materials	54,034	8%
Media	25,575	4%
Software & Services	86,454	12%
Technology Hardware & Equipment	38,877	6%
Telecommunication Services	5,050	1%
Transportation	20,520	3%

Total	$695,805	100%

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2014, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

	December 31, 2014
Valuation Inputs	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	695,805	(5,368)

Total	$695,805	$(5,368)

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to the investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly-issued and purchased near December 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the year ended December 31, 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	(1)	138	84	205	—	—	426
Net realized gain (loss)	42	55	(24)	97	—	—	170
Net change in unrealized appreciation (depreciation)	(1,008)	(2,842)	(164)	(17,081)	—	(1,789)	(22,884)
Purchases	323,157	185,253	53,374	209,993	8,907	16,628	797,312
Paid-in-kind interest	10	—	—	—	—	—	10
Sales and redemptions	(43,923)	(12,089)	(10,181)	(13,036)	—	—	(79,229)
Net transfers in or out of Level 3	—	—	—	—		—	—

Fair value at end of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,008)	$(2,842)	$(164)	$(17,081)	$—	$(1,789)	$(22,884)

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2014 were as follows:

Type of Investment	Fair Value at December 31, 2014(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$130,417	Market Comparables	Market Yield (%)	8.0% - 12.3%	9.4%
26,920	Cost	Cost	100.0% - 100.0%	100.0%
19,804	Other(3)	Other	N/A	N/A
101,136	Market Quotes	Indicative Dealer Quotes	79.0% - 102.0%	96.5%
Senior Secured Loans—Second Lien	20,323	Market Comparables	Market Yield (%)	8.5% - 11.5%	9.3%
150,192	Market Quotes	Indicative Dealer Quotes	71.6% - 101.3%	95.2%
Senior Secured Bonds	43,089	Market Quotes	Indicative Dealer Quotes	73.5% - 99.5%	89.4%
Subordinated Debt	37,500	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
313	Other	Other	N/A	N/A
142,365	Market Quotes	Indicative Dealer Quotes	41.5% - 106.0%	86.5%
Collateralized Securities	8,907	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	13,696	Market Comparables	EBITDA Multiples (x)	6.8x - 10.5x	8.5	x
Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
1,143	Cost	Cost	$1.00 - $1.00	$ 1.00

Total	$695,805

(1)	Except as otherwise described below, the remaining level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.
(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(3)	Fair value based on expected outcome of proposed restructuring of portfolio company.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2014:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap(1)	Total Return Swap	L+1.30%	$292,409	$7,591	N/A(2)
BNP Facility(3)	Prime Brokerage Facility	L+1.10%	$87,100	$12,900	September 27, 2015(4)
Dunlap Credit Facility(5)	Revolving Credit Facility	L+2.50%	$25,000	$75,000	December 2, 2018

(1)	On January 28, 2015, Center City entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over the one-month LIBOR Center City pays to Citibank on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	The TRS may be terminated by Center City at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

(3)	On March 11, 2015, Burholme Funding LLC, or Burholme Funding, entered into an amendment to the BNP facility to increase the maximum commitment financing available under the BNP facility to $200,000 from $100,000.

(4)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2014, neither party to the facility had provided notice of its intent to terminate the facility.

(5)	On February 24, 2015, Dunlap Funding LLC, or Dunlap Funding, entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $72,691 and 2.86%, respectively. As of December 31, 2014, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.21%.

Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City, entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On August 25, 2014, Center City entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000 and, on January 28, 2015, Center City entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000.

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

The obligations of Center City under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City, which generally will equal the value of cash collateral provided by Center City under the TRS. Pursuant to the terms of the TRS, Center City may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $300,000 (as of December 31, 2014). Center City is required to initially cash collateralize a specified percentage of each loan (generally 25% of the notional amount) included under the TRS in

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City are available to pay the Company’s debts.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum (as of December 31, 2014) on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($300,000 as of December 31, 2014), multiplied by (z) 1.30% per annum (as of December 31, 2014). If the TRS had been terminated as of December 31, 2014, Center City would have been required to pay an early termination fee of approximately $1,601. Other than during the first 90 days and last 30 days of the term of the TRS, Center City is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of December 31, 2014, the fair value of the TRS was $(5,368). The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2014, Center City had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta HoldCo, Inc.	Consumer Services	L+400	1.0%	9/26/21	$6,884	$6,927	$43
AECOM Technology Corp.(3)	Commercial & Professional Services	L+300	0.8%	10/15/21	5,517	5,541	24
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,413	7,313	(100)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,306	(94)
Auris Luxembourg III Sarl(3)	Health Care Equipment & Services	L+450	1.0%	1/17/22	4,137	4,157	20
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	12,740	12,870	130
BWAY Holding Co.	Materials	L+450	1.0%	8/14/20	3,694	3,713	19
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+575		3/1/17	9,628	9,055	(573)
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+675		3/1/17	4,481	4,186	(295)
CEC Entertainment, Inc.	Consumer Services	L+300	1.0%	2/12/21	2,906	2,900	(6)
Chief Power Finance, LLC	Energy	L+475	1.0%	12/31/20	4,906	4,919	13
CITGO Petroleum Corp.	Energy	L+350	1.0%	7/29/21	1,872	1,875	3
Compuware Corp	Software & Services	L+525	1.0%	12/15/21	11,400	11,390	(10)
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,639	6,431	(208)
CT Technologies Intermediate Holdings, Inc.	Software & Services	L+500	1.0%	12/1/21	834	838	4
Dealer Tire, LLC	Automobiles & Components	L+450	1.0%	12/22/21	4,653	4,665	12
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,633	5,360	(1,273)
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+450	1.0%	11/4/21	7,338	7,370	32
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+825	1.0%	11/4/22	9,587	9,612	25
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	992	973	(19)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,448	5,335	(1,113)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	12,666	12,221	(445)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	3,465	3,456	(9)
Green Energy Partners/Stonewall LLC	Energy	L+550	1.0%	11/13/21	1,650	1,654	4
Husky Injection Molding Systems Ltd.(3)	Capital Goods	L+325	1.0%	6/30/21	982	966	(16)
IBC Capital Ltd.(3)	Materials	L+375	1.0%	9/9/21	3,308	3,315	7
J. Crew Group, Inc.	Retailing	L+300	1.0%	3/5/21	9,384	9,001	(383)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	5,147	5,099	(48)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,425	(87)
JELD-WEN, Inc.	Capital Goods	L+425	1.0%	10/15/21	10,909	10,876	(33)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	5,892	5,831	(61)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	9,910	9,800	(110)
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+325	1.0%	6/22/19	12,674	12,471	(203)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,710	7,493	(217)
Packers Holdings, LLC	Commercial & Professional Services	L+400	1.0%	12/2/21	1,721	1,721	—
Payless Inc.	Consumer Durables & Apparel	L+400	1.0%	3/11/21	4,224	3,942	(282)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,276	2,247	(29)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,189	(23)
Ranpak Corp.	Materials	L+375	1.0%	10/1/21	1,357	1,349	(8)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,870	3,146	(724)
Roundy’s Supermarkets, Inc.	Food & Staples Retailing	L+475	1.0%	3/3/21	2,725	2,728	3
Sable International Finance Ltd.(3)	Media	L+450	1.0%	11/25/16	8,556	8,578	22
Sable International Finance Ltd.(3)	Media	L+550	1.0%	11/25/16	3,152	3,184	32
Scientific Games International, Inc.(3)	Consumer Services	L+500	1.0%	10/1/21	13,727	13,646	(81)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	9,056	8,896	(160)
The ServiceMaster Co., LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	7,822	7,735	(87)
Spencer Gifts LLC	Retailing	L+450	1.0%	7/16/21	7,763	7,729	(34)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,430	3,455	25
Travelport Finance (Luxembourg) Sarl(3)	Consumer Services	L+500	1.0%	9/2/21	4,748	4,791	43
Winebow Holdings, Inc.	Retailing	L+375	1.0%	7/1/21	3,582	3,451	(131)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,716	(161)

Total					$292,409	$285,847	(6,562)

		Total TRS Accrued Income and Liabilities:					1,194

			Total TRS Fair Value:				$(5,368)

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, three-month LIBOR was 0.26%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities. On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available to Burholme Funding under the BNP facility to $200,000 from $100,000. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

In connection with the BNP facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP financing agreements contain the following customary events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts of the Company or Burholme Funding; (b) any change in BNPP’s interpretation of applicable law that, in the reasonable opinion of counsel to BNPP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy by the Company or Burholme Funding; (d) specified material reductions in the Company’s or Burholme Funding’s net asset value; (e) any change in the Company’s fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FSIC III Advisor otherwise ceases to act as the Company’s investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Burholme Funding will receive a fee from BNPP in connection with any rehypothecated securities. Burholme Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Burholme Funding to BNPP. Burholme Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Burholme Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such unreturned rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Burholme Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Burholme Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

As of December 31, 2014, $87,100 was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $150 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $110 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the BNP facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$106
Non-usage fees	66
Amortization of deferred financing costs	40

Total interest expense	$212

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$59
Average borrowings under the facility(2)	$64,736
Effective interest rate on borrowings (including the effect of non-usage fees)	1.42%
Weighted average interest rate (including the effect of non-usage fees)	2.18%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

(2)	The average borrowings under the BNP facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014.

Borrowings of Burholme Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Dunlap Credit Facility

On December 2, 2014, the Company’s wholly-owned subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Dunlap credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Dunlap credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000 on a committed basis.

Under the Dunlap credit facility, we may contribute assets to Dunlap Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Dunlap Funding or will receive fair market value for any assets sold to Dunlap Funding. Dunlap Funding may purchase additional assets from various sources. Dunlap Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunlap Funding’s obligations to Deutsche Bank under the Dunlap credit facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Dunlap credit facility are non-recourse to the Company, and the Company’s exposure under the Dunlap credit facility is limited to the value of its investment in Dunlap Funding.

Pricing under the Dunlap credit facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.50% per annum. Interest is payable quarterly in arrears. Dunlap Funding will be subject to a non-usage fee of 0.75% per annum to the extent the aggregate principal amount available under the Dunlap credit facility has not been borrowed. In addition, Dunlap Funding will be subject to a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Dunlap credit facility had been borrowed, less the non-usage fee accrued during such quarter. Any amounts borrowed under the Dunlap

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 2, 2018. Dunlap Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Dunlap credit facility.

Borrowings under the Dunlap credit facility are subject to compliance with a borrowing base, and the amount of funds advanced to Dunlap Funding varies depending upon the types of assets in Dunlap Funding’s portfolio.

The occurrence of certain events described as “Investment Manager Events of Default” in the loan financing and servicing agreement which governs the Dunlap credit facility triggers (i) a requirement that Dunlap Funding obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Dunlap Funding to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by the Company, and other events with respect to Dunlap Funding, us or GDFM, that are adverse to Deutsche Bank and the other secured parties under the Dunlap credit facility.

In connection with the Dunlap credit facility, Dunlap Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Dunlap credit facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Dunlap Funding or us; (d) a change of control of Dunlap Funding; (e) the failure of Dunlap Funding to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition contained in the Dunlap credit facility is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunlap credit facility immediately due and payable. During the continuation of an event of default, Dunlap Funding must pay interest at a default rate.

As of December 31, 2014, $25,000 was outstanding under the Dunlap credit facility. The carrying amount outstanding under the Dunlap credit facility approximates its fair value. The Company incurred costs of $1,143 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $1,120 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Dunlap credit facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$27
Non-usage and make whole fees	109
Amortization of deferred financing costs	23

Total interest expense	$159

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunlap credit facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$25,000
Effective interest rate on borrowings (including the effect of non-usage fees)(3)	4.98%
Weighted average interest rate (including the effect of non-usage fees)(3)	8.41%

(1)	Interest under the Dunlap credit facility is payable quarterly in arrears and commenced on December 18, 2014.

(2)	The average borrowings under the Dunlap credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014.

(3)	Weighted average interest rate excludes the effect of the make-whole fee. During the year ended December 31, 2014, the Company recorded a make-whole fee of $54.

Borrowings of Dunlap Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 4 for a discussion of the Company’s commitments to FSIC III Advisor and its affiliates (including Franklin Square Holdings) and Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below as of December 31, 2014:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2014	$327,237	3.58	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on a stock exchange.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the year ended December 31, 2014. The Company has omitted the financial highlights for the period from June 7, 2013 (Inception) to December 31, 2013 since the Company did not have investment operations as of December 31, 2013.

Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.00
Results of operations(2)
Net investment income (loss)	0.45
Net realized and unrealized appreciation (depreciation) on investments and total return swap	(0.62)

Net increase (decrease) in net assets resulting from operations	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.52)

Net decrease in net assets resulting from stockholder distributions	(0.52)

Capital share transactions
Issuance of common stock(4)	0.47
Offering costs(2)	(0.11)
Payments to investment adviser for offering and organization costs(2)	(0.09)
Capital contributions of investment adviser(2)	0.05

Net increase (decrease) in net assets resulting from capital share transactions	0.32

Net asset value, end of period	$8.63

Shares outstanding, end of period	97,578,402

Total return(5)	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$842,577

Ratio of net investment income to average net assets(6)	5.10%

Ratio of total operating expenses to average net assets(6)	2.56%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(0.93)%

Ratio of net operating expenses to average net assets(6)	1.63%

Portfolio turnover	31.24%

Total amount of senior securities outstanding, exclusive of treasury securities	$327,237

Asset coverage per unit(7)	3.58

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for the period from April 2, 2014 (Commencement of Operation) through December 31, 2014 was calculated by taking the net asset value per share as of December 31, 2014, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and is calculated in accordance with GAAP. This return figure does not represent an actual return to stockholders.

(6)	Weighted average net assets during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 are used for this calculation. The following is a schedule of a supplemental ratio for the year ended December 31, 2014.

Year Ended December 31, 2014
Ratio of interest expense to average net assets	0.10%

(7)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2014 and the results for the period from June 7, 2013 (Inception) to December 31, 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Period from June 7, 2013 (Inception) to December 31, 2013
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$16,486	$7,563	$1,006	$—	$—
Operating expenses
Total operating expenses	5,683	2,499	1,284	64	189
Less: Expense reimbursement from sponsor	(598)	(1,760)	(1,111)	—	—

Net expenses	5,085	739	173	64	189

Net investment income	11,401	6,824	833	(64)	(189)
Realized and unrealized gain (loss)	(23,151)	(4,398)	1,411	—	—

Net increase (decrease) in net assets resulting from operations	$(11,750)	$2,426	$2,244	$(64)	$(189)

Per share information-basic and diluted
Net investment income	$0.15	$0.18	$0.11	$(2.88)	$(8.51)

Net increase (decrease) in net assets resulting from operations	$(0.15)	$0.07	$0.29	$(2.88)	$(8.51)

Weighted average shares outstanding	77,380,901	37,199,253	7,648,067	22,222	22,222

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the year ended December 31, 2014. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for the period.

Note 13. Subsequent Events

Amendment and Restatement of Distribution Reinvestment Plan

On January 5, 2015, the Company amended and restated its distribution reinvestment plan, or original DRP. The amended and restated distribution reinvestment plan is referred to as the amended DRP. The amended DRP was effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015.

Under the original DRP, cash distributions to participating stockholders were reinvested in additional shares of common stock of the Company at a purchase price equal to 95% of the price at which shares of common stock were sold in the Company’s public offering at the weekly closing conducted on the day of or immediately following a distribution payment date, or a DRP purchase date.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Subsequent Events (continued)

Under the amended DRP, cash distributions to participating stockholders are reinvested in additional shares of common stock at a purchase price equal to 90% of the price at which shares of common stock are sold in the Company’s public offering on a DRP purchase date. No other terms of the original DRP were amended in connection with the amended DRP.

Amendment and Restatement of TRS

On January 28, 2015, Center City entered into a third amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over one-month LIBOR Center City pays to Citibank on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum. No other material terms of the TRS changed in connection with this amendment.

Amendment to Dunlap Credit Facility

On February 24, 2015, Dunlap Funding entered into an amendment, or the Dunlap amendment, to the Dunlap credit facility. The Dunlap amendment increased the aggregate principal amount of borrowings available under the Dunlap credit facility by $50,000 to $150,000 on a committed basis. No other material terms of the Dunlap credit facility changed in connection with this amendment.

Amendment to BNP Facility

On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility, or the BNP amendment. The BNP amendment increased the maximum commitment financing available to Burholme Funding under the BNP facility to $200,000 from $100,000 and modified the collateral requirements under the BNP facility. No other material terms of the BNP facility changed in connection with this amendment.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 99.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.15	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.16	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.17	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.19	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.20	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.21	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.22	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.23	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

21.1*	Subsidiaries of FS Investment Corporation III.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Date: March 18, 2015	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2015	/s/ MICHAEL C. FORMAN Michael C. Forman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 18, 2015	/s/ MICHAEL LAWSON Michael Lawson Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 18, 2015	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 18, 2015	/s/ BRIAN R. FORD Brian R. Ford Director

Date: March 18, 2015	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 18, 2015	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 18, 2015	/s/ DANIEL J. HILFERTY III Daniel J. Hilferty III Director

Date: March 18, 2015	/s/ STEVEN D. IRWIN Steven D. Irwin Director

Date: March 18, 2015	/s/ ROBERT N.C. NIX, III Robert N.C. Nix, III Director

Date: March 18, 2015	/s/ PETER G. STANLEY Peter G. Stanley Director