Form 10-Q
period 2015-03-31
FS Investment Corp III
filed 2015-05-15
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 143,090,256 shares of the registrant’s common stock outstanding as of April 28, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value (amortized cost—$1,051,668 and $718,689, respectively)	$1,030,279	$695,805
Cash	247,868	204,480
Due from counterparty	95,500	85,500
Receivable for investments sold and repaid	344	13
Interest receivable	17,545	12,091
Receivable for common stock purchased	55	22,139
Reimbursement due from sponsor(1)	—	598
Deferred financing costs	2,228	1,230
Receivable due on total return swap(2)	1,537	1,410
Unrealized appreciation on total return swap(2)	1,610	—
Prepaid expenses and other assets	103	—

Total assets	$1,397,069	$1,023,266

Liabilities
Unrealized depreciation on total return swap(2)	$—	$5,368
Payable for investments purchased	45,200	57,523
Credit facilities payable	192,700	112,100
Stockholder distributions payable	8,404	90
Management fees payable	6,076	3,764
Expense recoupment payable to sponsor(1)	322	—
Administrative services expense payable	161	203
Interest payable	799	249
Directors’ fees payable	199	154
Other accrued expenses and liabilities	1,077	1,238

Total liabilities	254,938	180,689

Commitments and contingencies ($3,147 and $3,469, respectively)(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 130,416,567 and 97,578,402 shares issued and outstanding, respectively	130	98
Capital in excess of par value	1,162,777	871,330
Accumulated undistributed net realized gains on investments and total return swap(4)	3,174	—
Accumulated distributions in excess of net investment income(4)	(4,171)	(599)
Net unrealized appreciation (depreciation) on investments and total return swap	(19,779)	(28,252)

Total stockholders’ equity	1,142,131	842,577

Total liabilities and stockholders’ equity	$1,397,069	$1,023,266

Net asset value per share of common stock at period end	$8.76	$8.63

(1)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income	$21,388	$—
Fee income	2,827	—

Total investment income	24,215	—

Operating expenses
Management fees	6,076	—
Administrative services expenses	270	—
Stock transfer agent fees	304	—
Accounting and administrative fees	112	—
Organization costs	—	64
Interest expense	1,034	—
Directors’ fees	190	—
Other general and administrative expenses	306	—

Operating expenses	8,292	64
Add: Expense recoupment to sponsor(1)	322	—

Total operating expenses	8,614	64

Net investment income (loss)	15,601	(64)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	534	—
Net realized gain (loss) on total return swap(2)	3,159	—
Net change in unrealized appreciation (depreciation) on investments	1,495	—
Net change in unrealized appreciation (depreciation) on total return swap(2)	6,978	—

Total net realized and unrealized gain (loss) on investments and total return swap	12,166	—

Net increase (decrease) in net assets resulting from operations	$27,767	$(64)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.24	$(2.88)

Weighted average shares outstanding	113,611,308	22,222

(1)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operations
Net investment income (loss)	$15,601	$(64)
Net realized gain (loss) on investments and total return swap(1)	3,693	—
Net change in unrealized appreciation (depreciation) on investments	1,495	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	6,978	—

Net increase (decrease) in net assets resulting from operations	27,767	(64)

Stockholder distributions(2)
Distributions from net investment income	(19,173)	—
Distributions from net realized gain on investments	(519)	—

Net decrease in net assets resulting from stockholder distributions	(19,692)	—

Capital share transactions(3)
Issuance of common stock	286,897	—
Reinvestment of stockholder distributions	5,930	—
Repurchases of common stock	(148)	—
Offering costs	(1,200)	(1,151)
Capital contributions of investment adviser	—	1,215

Net increase in net assets resulting from capital share transactions	291,479	64

Total increase in net assets	299,554	—
Net assets at beginning of period	842,577	200

Net assets at end of period	$1,142,131	$200

Accumulated distributions in excess of net investment income(2)	$(4,171)	$(253)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27,767	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(345,353)	—
Paid-in-kind interest	(179)	—
Proceeds from sales and repayments of investments	14,486	—
Net realized (gain) loss on investments	(534)	—
Net change in unrealized (appreciation) depreciation on investments	(1,495)	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(6,978)	—
Accretion of discount	(1,399)	—
Amortization of deferred financing costs	178	—
(Increase) decrease in due from counterparty	(10,000)	—
(Increase) decrease in receivable for investments sold and repaid	(331)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	598	—
(Increase) decrease in interest receivable	(5,454)	—
(Increase) decrease in receivable due on total return swap(1)	(127)	—
(Increase) decrease in prepaid expenses and other assets	(103)	—
Increase (decrease) in payable for investments purchased	(12,323)	—
Increase (decrease) in management fees payable	2,312	—
Increase (decrease) in expense recoupment payable to sponsor(2)	322	—
Increase (decrease) in administrative services expense payable	(42)	—
Increase (decrease) in interest payable	550	—
Increase (decrease) in directors’ fees payable	45	—
Increase (decrease) in other accrued expenses and liabilities	(161)	—

Net cash used in operating activities	(338,221)	—

Cash flows from financing activities
Issuance of common stock	308,981	—
Reinvestment of stockholder distributions	5,930	—
Repurchases of common stock	(148)	—
Offering costs	(1,200)	—
Stockholder distributions	(11,378)	—
Borrowings under credit facilities(3)	80,600	—
Deferred financing costs paid	(1,176)	—

Net cash provided by financing activities	381,609	—

Total increase (decrease) in cash	43,388	—
Cash at beginning of period	204,480	200

Cash at end of period	$247,868	$200

Supplemental disclosure
Non-cash organization and offering costs financed by capital contributions of investment adviser	$—	$1,215

Local taxes paid	$13	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2015, the Company paid $306 in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—39.2%
Acision Finance LLC	(f)(g)	Software & Services	L+975	1.0%	12/15/18	$28,756	$27,652	$28,468
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+325	1.0%	7/23/21	2,096	2,092	2,100
Allen Systems Group, Inc.	(j)	Software & Services	L+1425	1.0%	12/14/17	644	722	731
Allen Systems Group, Inc.	(j)	Software & Services	L+1625	1.0%	12/14/17	15,419	17,269	17,498
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	899	899	908
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	10/10/21	2,226	2,226	2,248
Aspect Software, Inc.		Software & Services	L+550	1.8%	5/7/16	2,516	2,475	2,512
BenefitMall Holdings, Inc.		Commercial & Professional Services	L+725	1.0%	11/24/20	34,913	34,913	35,262
BenefitMall Holdings, Inc.	(i)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,855
BMC Software Finance, Inc.	(i)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Cactus Wellhead, LLC	(f)	Energy	L+600	1.0%	7/31/20	11,706	10,903	7,638
Caesars Entertainment Operating Co., Inc.	(f)(g)(j)	Consumer Services	L+575		3/1/17	5,223	4,978	4,786
Caesars Entertainment Operating Co., Inc.	(f)(g)(j)	Consumer Services	L+675		3/1/17	1,649	1,582	1,520
CEVA Group Plc	(g)(h)(i)	Transportation	L+500		3/19/19	10,000	8,775	8,750
CITGO Holding, Inc.	(f)	Energy	L+850	1.0%	5/12/18	17,683	16,640	17,606
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,960	13,293	12,943
Dent Wizard International Corp.	(f)	Commercial & Professional Services	L+869	1.0%	2/5/20	28,063	28,063	28,063
Dent Wizard International Corp.	(i)	Commercial & Professional Services	L+425	1.0%	2/5/20	732	732	732
Digital River, Inc.	(f)	Software & Services	L+650	1.0%	2/12/21	10,000	9,507	9,975
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	5,447	4,786	5,270
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,696
H.M. Dunn Company, Inc.	(f)	Capital Goods	Prime+711		3/26/21	9,000	9,000	9,000
H.M. Dunn Company, Inc.	(i)	Capital Goods	Prime+711		3/26/21	3,214	3,214	3,214
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,220
Industrial Group Intermediate Holdings, LLC		Materials	L+800	1.3%	5/31/20	6,929	6,929	6,929
Mood Media Corp.	(f)(g)	Media	L+600	1.0%	5/1/19	361	357	358
Panda Temple Power, LLC	(f)(h)	Energy	L+625	1.0%	3/6/22	15,000	14,700	15,000
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	15,000	15,000	15,000
Polymer Additives, Inc.	(f)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,015
Production Resource Group, LLC	(f)	Media	L+750	1.0%	7/23/19	20,000	20,000	19,900
Reddy Ice Corp.		Food & Staples Retailing	L+550	1.3%	5/1/19	4,879	4,310	4,318

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sable International Finance Ltd.	(g)	Media	L+550	1.0%	4/28/17	$5,133	$5,067	$5,159
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,950	1,916	1,958
The ServiceMaster Co., LLC	(h)(i)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,477
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,987	4,966	4,962
Southcross Holdings Borrower LP	(f)	Energy	L+500	1.0%	8/4/21	315	314	300
The Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	3,263	3,273	2,855
Stardust Finance Holdings, Inc.	(g)	Materials	L+550	1.0%	3/13/22	3,161	3,082	3,161
Stonewall Gas Gathering LLC		Energy	L+775	1.0%	1/28/22	13,624	12,958	13,709
SunGard Availability Services Capital, Inc.	(f)	Software & Services	L+500	1.0%	3/29/19	8,035	6,991	7,044
SunGard Availability Services Capital, Inc.	(h)(i)	Software & Services	L+450		3/8/18	7,000	5,539	5,600
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	7,989	7,989	8,069
Sunnova Asset Portfolio 5 Holdings, LLC	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	7,200	7,200	7,272
The Telx Group, Inc.	(f)	Software & Services	L+350	1.0%	4/9/20	2,481	2,471	2,475
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+875, 1.8% PIK (1.8% Max PIK)	1.5%	5/30/19	14,925	14,925	15,149
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	764	760	693
Vertellus Performance Chemicals LLC	(f)	Materials	Prime+850		1/30/20	42,000	42,000	42,006
Waste Pro USA, Inc.	(f)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,590	30,590	30,896
Waste Pro USA, Inc.	(i)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,367
Weight Watchers International, Inc.	(g)	Food & Staples Retailing	L+300		4/2/16	6,109	5,329	5,414
Weight Watchers International, Inc.	(g)(h)	Food & Staples Retailing	L+325	0.8%	4/2/20	12,593	6,760	6,770
Winchester Electronics Corp.		Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,818
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,871
Winchester Electronics Corp.	(i)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	4,397	4,397	4,397

Total Senior Secured Loans—First Lien							507,713	508,187
Unfunded Loan Commitments							(60,643)	(60,643)

Net Senior Secured Loans—First Lien							447,070	447,544

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—21.8%
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+650	1.0%	7/25/22	$4,236	$4,207	$4,251
Affordable Care, Inc.	(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	12,216	12,130	12,094
Alison US LLC	(g)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,141	5,793
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,574	4,978
American Energy—Utica, LLC		Energy	L+950	1.5%	9/30/18	500	500	499
Atlas Resource Partners, L.P.	(g)	Energy	L+900	1.0%	2/23/20	33,000	32,029	32,518
BBB Industries US Holdings, Inc.	(f)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,564	23,812
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	8,850	8,787	7,190
BRG Sports, Inc.		Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,562	3,541	3,598
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,333
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	1,907	1,812	1,777
ColourOz Investment 2 LLC	(g)	Materials	L+725	1.0%	9/5/22	1,143	1,134	1,107
Compuware Corp.	(f)(h)	Software & Services	L+825	1.0%	12/15/22	15,000	13,370	13,975
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,541	2,515
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	10,002	7,272	7,369
Inmar, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,931
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,009	1,956
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,327	3,350
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	12,500	11,945	12,128
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	27,084	27,215	26,644
Nielsen & Bainbridge, LLC		Consumer Services	L+925	1.0%	8/15/21	5,000	4,928	4,925
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	12,000	11,888	11,640
Pelican Products, Inc.	(h)	Capital Goods	L+825	1.0%	4/9/21	4,410	4,377	4,388
Printpack Holdings, Inc.		Materials	L+875	1.0%	5/28/21	10,000	9,817	9,950
Sequential Brands Group, Inc.	(f)(g)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	15,000	15,000	15,000
Stardust Finance Holdings, Inc.	(g)	Materials	L+950	1.0%	3/13/23	15,000	14,115	14,306
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,565	3,424
Ultima US Holdings LLC	(g)(h)	Capital Goods	L+850	1.0%	12/31/20	3,000	2,978	2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	1,037
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,990
Vouvray US Finance LLC	(g)	Transportation	L+750	1.0%	12/27/21	5,714	5,660	5,710

Total Senior Secured Loans—Second Lien							253,029	249,173

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—7.2%
Algeco Scotsman Global Finance Plc	(e)(g)(l)	Commercial & Professional Services	8.5%		10/15/18	$15,469	$15,244	$15,469
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	11,145	10,030	9,752
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	24,825	21,072	21,225
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,183	4,994
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	11.0%		10/1/21	4,000	3,563	3,500
Comstock Resources, Inc.	(e)(l)	Energy	10.0%		3/15/20	2,500	2,500	2,437
Global A&T Electronics Ltd.	(e)(g)	Technology Hardware & Equipment	10.0%		2/1/19	5,000	4,569	4,919
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	3,500	3,500	3,520
Logan’s Roadhouse, Inc.	(e)(f)(l)	Consumer Services	10.8%		10/15/17	10,150	7,782	7,676
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	756	592
Tembec Industries Inc.	(e)(g)(l)	Materials	9.0%		12/15/19	8,200	8,200	8,364

Total Senior Secured Bonds							82,399	82,448

Subordinated Debt—20.0%
Acosta HoldCo, Inc.	(e)	Consumer Services	7.8%		10/1/22	6,000	6,000	6,225
Algeco Scotsman Global Finance Plc	(e)(g)(l)	Commercial & Professional Services	10.8%		10/15/19	13,000	11,152	10,757
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	651	727
American Energy—Woodford, LLC	(e)	Energy	9.0%		9/15/22	3,750	3,603	2,170
Armored AutoGroup Inc.	(e)(l)	Household & Personal Products	9.3%		11/1/18	6,602	6,782	6,742
Atlas Energy Holdings Operating Co., LLC	(e)(g)	Energy	7.8%		1/15/21	1,000	702	680
BWAY Holding Co.	(e)	Materials	9.1%		8/15/21	6,250	6,213	6,500
Calumet Specialty Products Partners, L.P.	(g)	Energy	7.8%		4/15/23	10,300	10,224	10,480
Canbriam Energy Inc.	(e)(g)	Energy	9.8%		11/15/19	9,800	9,244	9,873
CEC Entertainment, Inc.	(e)(h)(l)	Consumer Services	8.0%		2/15/22	14,715	14,234	14,568
Elizabeth Arden, Inc.	(e)(g)(l)	Household & Personal Products	7.4%		3/15/21	4,540	4,011	4,086
EV Energy Partners, L.P.	(e)(g)	Energy	8.0%		4/15/19	150	130	138
FLY Leasing Ltd.	(e)(g)	Capital Goods	6.4%		10/15/21	2,700	2,700	2,687
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	401	401	401
Jupiter Resources Inc.	(e)(g)	Energy	8.5%		10/1/22	24,850	22,179	20,501
Legacy Reserves LP	(e)(g)	Energy	6.6%		12/1/21	5,000	3,901	3,982
Legacy Reserves LP	(e)(g)	Energy	8.0%		12/1/20	1,000	850	830
Lightstream Resources Ltd.	(e)(g)	Energy	8.6%		2/1/20	4,200	3,500	3,044
Linn Energy, LLC	(e)(g)	Energy	6.3%		11/1/19	1,500	1,224	1,199

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Linn Energy, LLC	(e)(g)	Energy	6.5%		9/15/21	$1,000	$807	$771
Linn Energy, LLC	(e)(g)	Energy	7.8%		2/1/21	1,500	1,209	1,231
Linn Energy, LLC	(e)(g)	Energy	8.6%		4/15/20	500	428	430
NewStar Financial, Inc.	(f)(g)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	35,176	37,750
P.F. Chang’s China Bistro, Inc.	(e)(l)	Consumer Services	10.3%		6/30/20	31,915	32,414	33,271
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	1,765	1,571	1,681
Samson Investment Co.	(e)	Energy	9.8%		2/15/20	14,877	12,439	4,166
SandRidge Energy, Inc.	(e)(g)	Energy	7.5%		3/15/21	3,150	1,968	1,969
SandRidge Energy, Inc.	(e)(g)	Energy	7.5%		2/15/23	830	501	514
SandRidge Energy, Inc.	(e)(g)(l)	Energy	8.1%		10/15/22	4,110	3,386	2,588
SandRidge Energy, Inc.	(e)(g)	Energy	8.8%		1/15/20	10,559	9,707	7,154
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	11,900	7,489	7,557
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,025	3,713
Teine Energy Ltd.	(e)(g)	Energy	6.9%		9/30/22	8,950	8,885	8,200
VRX Escrow Corp.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	5.9%		5/15/23	3,250	3,250	3,330
Warren Resources, Inc.	(e)	Energy	9.0%		8/1/22	8,800	8,411	5,215
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	4,050	4,050	3,845

Total Subordinated Debt							243,417	228,975

Collateralized Securities—0.8%
NewStar Clarendon 2014-1A Class D	(g)	Diversified Financials	L+435		1/25/27	730	684	682
NewStar Clarendon 2014-1A Class Subord. B	(g)	Diversified Financials	12.5%		1/25/27	8,310	8,223	8,186

Total Collateralized Securities							8,907	8,868

						Number of Shares	Cost	Fair Value(d)
Equity/Other—1.2%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel				11,429	12	12
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel				1,131,428	1,131	1,139

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Altus Power America Holdings, LLC, Preferred Equity	(j)	Energy	299,759	$300	$479
Global Jet Capital Holdings, LP, Preferred Equity	(j)	Commercial & Professional Services	171,832	172	172
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials	173,554	174	269
NewStar Financial, Inc., Warrants	(g)(j)(m)	Diversified Financials	3,000,000	15,057	16,800

Total Equity/Other				16,846	18,871
Unfunded Contingent Warrant Commitment	(n)			—	(5,600)

Net Equity/Other				16,846	13,271

TOTAL INVESTMENTS—90.2%				$1,051,668	1,030,279

OTHER ASSETS IN EXCESS OF LIABILITIES—9.8%					111,852

NET ASSETS—100.0%					$1,142,131

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)		$336,954		$1,610

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.27% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC, or Burholme Funding, and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2015, 77.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 73.3% of the Company’s total assets represented qualifying assets as of March 31, 2015.

(h)	Position or portion thereof unsettled as of March 31, 2015.

(i)	Security is an unfunded loan commitment.

(j)	Security is non-income producing.

(k)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of March 31, 2015 the fair value of securities rehypothecated by BNPP was $48,631.

(m)	Includes 1,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(n)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—33.0%
Acision Finance LLC	(f)(g)(h)	Software & Services	L+975	1.0%	12/15/18	$29,120	$27,955	$28,829
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+325	1.0%	7/23/21	2,102	2,097	2,085
Allen Systems Group, Inc.		Software & Services	L+1425	1.0%	12/14/17	644	719	794
Allen Systems Group, Inc.		Software & Services	L+1625	1.0%	12/14/17	15,419	17,212	19,010
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	762	762	762
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	10/10/21	2,363	2,363	2,363
BenefitMall Holdings, Inc.		Commercial & Professional Services	L+725	1.0%	11/24/20	35,000	35,000	35,000
BenefitMall Holdings, Inc.	(i)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,728	12,728	12,728
BMC Software Finance, Inc.	(i)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Cactus Wellhead, LLC	(f)	Energy	L+600	1.0%	7/31/20	9,726	9,543	7,902
Caesars Entertainment Operating Co., Inc.	(f)(g)	Consumer Services	L+575		3/1/17	5,223	4,948	4,582
Caesars Entertainment Operating Co., Inc.	(f)(g)	Consumer Services	L+675		3/1/17	1,649	1,574	1,449
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,992	13,344	12,927
Fairway Group Acquisition Co.		Food & Staples Retailing	L+400	1.0%	8/17/18	2,735	2,372	2,352
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,714
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,286
Industrial Group Intermediate Holdings, LLC		Materials	L+800	1.3%	5/31/20	6,947	6,947	6,947
Mood Media Corp.	(f)(g)	Media	L+600	1.0%	5/1/19	361	358	355
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	15,000	15,000	14,850
Polymer Additives, Inc.	(f)	Materials	L+838	1.0%	12/20/21	18,920	18,920	18,920
Production Resource Group, LLC	(f)	Media	L+750	1.0%	7/23/19	20,000	20,000	20,100
Sable International Finance Ltd.	(g)(h)	Media	L+550	1.0%	11/25/16	5,133	5,056	5,120
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	2,000	1,964	1,991
The ServiceMaster Co., LLC	(h)(i)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,439
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	5,000	4,977	5,050
Southcross Holdings Borrower LP	(f)	Energy	L+500	1.0%	8/4/21	316	314	283
The Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	3,263	3,274	2,896
SunGard Availability Services Capital, Inc.	(f)(h)	Software & Services	L+500	1.0%	3/29/19	3,230	2,853	2,893
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	5,410	5,410	5,410

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sunnova Asset Portfolio 5 Holdings, LLC	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	$9,600	$9,600	$9,600
The Telx Group, Inc.	(f)	Software & Services	L+350	1.0%	4/9/20	2,488	2,476	2,425
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	14,963	14,963	14,963
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	765	762	708
Waste Pro USA, Inc.	(f)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,667	30,667	30,667
Waste Pro USA, Inc.	(i)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,333
Winchester Electronics Corp.		Technology Hardware & Equipment	Prime+750		11/17/20	21,818	21,818	21,818
Winchester Electronics Corp.	(i)	Technology Hardware & Equipment	Prime+700		11/17/20	7,268	7,268	7,268

Total Senior Secured Loans—First Lien							327,077	326,069
Unfunded Loan Commitments							(47,792)	(47,792)

Net Senior Secured Loans—First Lien							279,285	278,277

Senior Secured Loans—Second Lien—20.3%
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,206	4,203
Affordable Care, Inc.		Health Care Equipment & Services	L+925	1.3%	12/26/19	2,216	2,230	2,194
Alison US LLC	(g)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,142	5,982
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,572	6,133
BBB Industries US Holdings, Inc.	(f)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,523	23,875
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	8,850	8,786	7,345
BRG Sports, Inc.		Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,540	3,589
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,333
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	1,129	1,119	1,022
ColourOz Investment 2 LLC	(g)	Materials	L+725	1.0%	9/5/22	1,143	1,134	1,086
Compuware Corp.	(f)(h)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,541	2,489
Fieldwood Energy LLC	(h)	Energy	L+713	1.3%	9/30/20	4,000	3,040	2,953
Inmar, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,902
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,009	1,956
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,084	24,259	24,189

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nielsen & Bainbridge, LLC		Consumer Services	L+925	1.0%	8/15/21	$5,000	$4,929	$4,925
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	12,000	11,885	11,640
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	188	186	185
Printpack Holdings, Inc.		Materials	L+875	1.0%	5/28/21	10,000	9,812	9,950
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	15,000	15,000	15,000
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,561	3,615
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	1,152
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,990
Vouvray US Finance LLC	(g)	Transportation	L+750	1.0%	12/27/21	5,714	5,660	5,557

Total Senior Secured Loans—Second Lien							173,357	170,515

Senior Secured Bonds—5.1%
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	2,000	1,993	1,900
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	14,550	12,189	12,549
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,187	4,925
Caesars Entertainment Resort Properties, LLC	(e)(h)	Consumer Services	11.0%		10/1/21	4,000	3,551	3,660
Global A&T Electronics Ltd.	(g)	Technology Hardware & Equipment	10.0%		2/1/19	5,000	4,548	4,510
Logan’s Roadhouse, Inc.	(e)(f)(h)(l)	Consumer Services	10.8%		10/15/17	9,150	6,828	6,783
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	757	644
Tembec Industries Inc.	(e)(g)(l)	Materials	9.0%		12/15/19	8,200	8,200	8,118

Total Senior Secured Bonds							43,253	43,089

Subordinated Debt—21.4%
Acosta HoldCo, Inc.	(e)	Consumer Services	7.8%		10/1/22	6,000	6,000	6,090
Algeco Scotsman Global Finance Plc	(e)(g)	Commercial & Professional Services	10.8%		10/15/19	5,000	4,306	4,329
American Energy—Woodford, LLC	(e)	Energy	9.0%		9/15/22	3,750	3,599	2,358
Armored AutoGroup Inc.	(e)(l)	Household & Personal Products	9.3%		11/1/18	5,022	5,192	5,047
BWAY Holding Co.	(e)	Materials	9.1%		8/15/21	6,250	6,212	6,281
Canbriam Energy Inc.	(g)	Energy	9.8%		11/15/19	9,800	9,221	9,261
CEC Entertainment, Inc.	(e)(l)	Consumer Services	8.0%		2/15/22	8,000	7,655	7,800
Elizabeth Arden, Inc.	(e)(g)(l)	Household & Personal Products	7.4%		3/15/21	4,540	3,991	4,199
FLY Leasing Ltd.	(e)(g)	Capital Goods	6.4%		10/15/21	2,700	2,700	2,659

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	$313	$313	$313
Jupiter Resources Inc.	(e)(g)	Energy	8.5%		10/1/22	17,400	16,259	13,050
Kindred Healthcare, Inc.	(e)(g)	Health Care Equipment & Services	8.0%		1/15/20	2,500	2,500	2,637
Lightstream Resources Ltd.	(e)(g)	Energy	8.6%		2/1/20	4,200	3,467	2,960
NewStar Financial, Inc.	(f)(g)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)(l)	Consumer Services	10.3%		6/30/20	31,915	32,440	32,075
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	1,700	1,506	1,386
RSP Permian, Inc.	(e)(g)	Energy	6.6%		10/1/22	2,500	2,500	2,347
Samson Investment Co.	(e)	Energy	9.8%		2/15/20	14,877	12,410	6,248
SandRidge Energy, Inc.	(g)	Energy	7.5%		3/15/21	3,150	1,940	2,044
SandRidge Energy, Inc.	(g)	Energy	7.5%		2/15/23	430	259	275
SandRidge Energy, Inc.	(e)(g)	Energy	8.1%		10/15/22	3,940	3,260	2,591
SandRidge Energy, Inc.	(e)(g)	Energy	8.8%		1/5/20	10,409	9,576	7,104
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	6,000	4,256	3,570
Talos Production LLC	(e)	Energy	9.8%		2/15/18	1,500	1,364	1,357
Teine Energy Ltd.	(e)(g)	Energy	6.9%		9/30/22	8,950	8,882	7,149
Warren Resources, Inc.	(e)	Energy	9.0%		8/1/22	8,800	8,404	5,500
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	4,050	4,050	4,048

Total Subordinated Debt							197,259	180,178

Collateralized Securities—1.0%
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	730	684	684
NewStar Clarendon 2014-1A Sub B	(g)(h)	Diversified Financials	12.5%		1/25/27	8,310	8,223	8,223

Total Collateralized Securities							8,907	8,907

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.8%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel	11,429	$12	$12
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel	1,131,428	1,131	1,131
Altus Power America Holdings, Inc., Preferred Equity	(j)	Energy	253,925	254	254
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials	173,554	174	243
NewStar Financial, Inc., Warrants	(g)(j)	Diversified Financials	2,375,000	15,057	15,674

Total Equity/Other				16,628	17,314
Unfunded Contingent Warrant Commitment				—	(2,475)

Net Equity/Other				16,628	14,839

TOTAL INVESTMENTS—82.6%				$718,689	695,805

OTHER ASSETS IN EXCESS OF LIABILITIES—17.4%					146,772

NET ASSETS—100.0%					$842,577

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)		$292,409		$(5,368)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, three-month LIBOR was 0.26% and Prime was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

(f)	Security or portion thereof held within Dunlap Funding and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank (see Note 8).

(g)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2014, 81.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 77.0% of the Company’s total assets represented qualifying assets as of December 31, 2014.

(h)	Position or portion thereof unsettled as of December 31, 2014.

(i)	Security is an unfunded loan commitment.

(j)	Security is non-income producing.

(k)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2014 the fair value of securities rehypothecated by BNPP was $32,934.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2015, the Company had three wholly-owned financing subsidiaries, one wholly-owned subsidiary through which it holds an interest in a non-controlled and non-affiliated portfolio company and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2015. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenue of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or the equity-related securities in its target companies, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its total return swap, or TRS, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Shares	Amount
Gross Proceeds from Offering	32,189,403	$316,481
Reinvestment of Distributions	665,454	5,930

Total Gross Proceeds	32,854,857	322,411
Commissions and Dealer Manager Fees	—	(29,584)

Net Proceeds to Company	32,854,857	292,827
Share Repurchase Program	(16,692)	(148)

Net Proceeds to Company from Share Transactions	32,838,165	$292,679

Status of Continuous Public Offering

Since commencing its continuous public offering and through April 28, 2015, the Company has issued 141,839,763 shares of common stock for gross proceeds of $1,401,993. As of April 28, 2015, the Company had raised total gross proceeds of $1,413,980, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the three months ended March 31, 2015, the Company issued 32,854,857 shares of common stock for gross proceeds of $322,411 at an average price per share of $9.81. The gross proceeds received during the three months ended March 31, 2015 include reinvested stockholder distributions of $5,930 for which the Company issued 665,454 shares of common stock. During the period from April 1, 2015 to April 28, 2015, the Company issued 12,734,315 shares of common stock for gross proceeds of $125,219 at an average price per share of $9.83.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $29,584 for the three months ended March 31, 2015.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.87	$148

On April 1, 2015, the Company repurchased 60,626 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.96 per share for aggregate consideration totaling $543.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Management fees are paid on a quarterly basis in arrears. FSIC III Advisor has agreed, effective one year following the completion of the Company’s offering stage, to waive a portion of the base management fee so that the fee received equals 1.75% of the Company’s average weekly gross assets.

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

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC III Advisor, providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC III Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors, among other things, compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC III Advisor or its affiliates, is responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC III Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common stock, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

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

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. As of March 31, 2015, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$6,076	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$270	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(3)	$597	$898
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$5,524	$—

(1)	During the three months ended March 31, 2015, $598 in expense reimbursements were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $3,166 in net base management fees were paid to FSIC III Advisor. As of March 31, 2015, $6,076 in base management fees were payable to FSIC III Advisor.

(2)	During the three months ended March 31, 2015, $235 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $312 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2015.

(3)	During the three months ended March 31, 2015 and 2014, the Company incurred offering costs of $1,200 and $1,151, respectively, of which $597 and $898, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. In addition, during the three months ended March 31, 2014, FSIC III Advisor and its affiliates directly funded $1,151 of the Company’s organization and offering costs and the Company paid $0 to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of April 28, 2015, the Company has issued an aggregate of 1,604,083 shares of common stock for aggregate proceeds of $14,462 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and/or FS Global Credit Opportunities Fund rather than to the Company.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Expense Reimbursement

Pursuant to the expense support and conditional reimbursement agreement, dated as of December 20, 2013, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

As of December 31, 2014, $598 of reimbursements were payable to the Company from Franklin Square Holdings. During the three months ended March 31, 2015, the Company did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the three months ended March 31, 2015, the Company did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by the Company to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of March 31, 2015, the Company had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the three months ended March 31, 2015, no such repayments were made by the Company. However, during the three months ended March 31, 2015, the Company accrued $322 for expense recoupments payable to Franklin Square Holdings. As of March 31, 2015, $3,147 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to the Company as of March 31, 2015 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment		Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$789	(2)	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760		0.85%	7.00%	September 30, 2017
December 31, 2014	$598		0.90%	7.11%	December 31, 2017
March 31, 2015	$—		N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

(2)	Amount has been reduced by the $322 accrued during the three months ended March 31, 2015 for expense recoupments payable to Franklin Square Holdings.

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

FS Benefit Trust

FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the three months ended March 31, 2015, FS Benefit Trust did not purchase any shares of the Company’s common stock.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692

The Company currently authorizes and declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On March 9, 2015 and May 13, 2015, the Company’s board of directors declared regular weekly cash distributions for April 2015 through June 2015 and July 2015 through September 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

On January 5, 2015, the Company amended and restated its distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the three months ended March 31, 2015 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the three months ended March 31, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	19,173	97%
Short-term capital gains proceeds from the sale of assets	519	3%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	—	—

Total	$19,692	100%

(1)	During the three months ended March 31, 2015, 93.5% of the Company’s gross investment income was attributable to cash income earned, 5.8% was attributable to non-cash accretion of discount and 0.7% was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2015 was $19,173. As of March 31, 2015, the Company had distributed all of its net investment income and realized gains on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
GAAP-basis net investment income	$15,601
Tax-basis deferral and amortization of organization costs	(4)
Reclassification of unamortized original issue discount	(18)
Tax-basis net investment income portion of total return swap payments	3,192
Accretion of discount on total return swap	398
Other miscellaneous differences	4

Tax-basis net investment income	$19,173

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

As of March 31, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$—	$—
Distributable realized gains (long-term capital gains)	—	—
Incentive fee accrual on unrealized gains	—	—
Unamortized organization costs	(236)	(240)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(20,536)	(28,611)

Total	$(20,772)	(28,851)

(1)	As of March 31, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and TRS was $17,454 and $8,892, respectively. As of March 31, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and TRS was $37,990 and $37,503, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $1,052,425 and $719,048 as of March 31, 2015 and December 31, 2014,

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(20,536) and $(28,611) as of March 31, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$447,070	$447,544	44%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	253,029	249,173	24%	173,357	170,515	25%
Senior Secured Bonds	82,399	82,448	8%	43,253	43,089	6%
Subordinated Debt	243,417	228,975	22%	197,259	180,178	26%
Collateralized Securities	8,907	8,868	1%	8,907	8,907	1%
Equity/Other	16,846	13,271	1%	16,628	14,839	2%

Total	$1,051,668	$1,030,279	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $336,954 and $337,038, respectively, as of March 31, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$750,923	$752,094	55%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	286,130	281,661	20%	200,837	197,594	20%
Senior Secured Bonds	82,399	82,448	6%	43,253	43,089	4%
Subordinated Debt	243,417	228,975	17%	197,259	180,178	18%
Collateralized Securities	8,907	8,868	1%	8,907	8,907	1%
Equity/Other	16,846	13,271	1%	16,628	14,839	2%

Total	$1,388,622	$1,367,317	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2015, the Company had eleven senior secured loan investments with aggregate unfunded commitments of $60,643. As of December 31, 2014, the Company had seven senior secured loan investments with aggregate unfunded commitments of $47,792. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$27,145	3%	$27,208	4%
Capital Goods	54,045	5%	35,615	5%
Commercial & Professional Services	127,510	12%	76,536	11%
Consumer Durables & Apparel	30,520	3%	30,628	4%
Consumer Services	109,408	11%	100,066	14%
Diversified Financials	57,818	6%	59,606	9%
Energy	234,449	23%	115,159	16%
Food & Staples Retailing	21,772	2%	2,352	0%
Health Care Equipment & Services	12,094	1%	4,831	1%
Household & Personal Products	10,828	1%	9,246	1%
Insurance	3,845	0%	4,048	1%
Materials	114,122	11%	54,034	8%
Media	28,937	3%	25,575	4%
Pharmaceuticals, Biotechnology & Life Sciences	3,330	0%	—	—
Software & Services	117,827	11%	86,454	12%
Technology Hardware & Equipment	50,833	5%	38,877	6%
Telecommunication Services	4,962	1%	5,050	1%
Transportation	20,834	2%	20,520	3%

Total	$1,030,279	100%	$695,805	100%

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

As of March 31, 2015 and December 31, 2014, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2015 (Unaudited)		December 31, 2014
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	1,030,279	1,610	695,805	(5,368)

Total	$1,030,279	$1,610	$695,805	$(5,368)

The Company’s investments as of March 31, 2015 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twenty-three senior secured loan investments and two subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly issued and purchased near March 31, 2015, was valued at cost as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly issued and purchased near December 31, 2014, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company values the TRS in accordance with the agreements between Center City Funding LLC, or Center City Funding, and Citibank, N.A., or Citibank, that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	284	159	330	626	—	—	1,399
Net realized gain (loss)	365	—	—	169	—	—	534
Net change in unrealized appreciation (depreciation)	1,482	(1,014)	213	2,639	(39)	(1,786)	1,495
Purchases	175,962	79,513	38,816	50,844	—	218	345,353
Paid-in-kind interest	179	—	—	—	—	—	179
Sales and redemptions	(9,005)	—	—	(5,481)	—	—	(14,486)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$447,544	$249,173	$82,448	$228,975	$8,868	$13,271	$1,030,279

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,329	$(1,014)	$213	$2,502	$(39)	$(1,786)	$1,205

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at March 31, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$239,119	Market Comparables	Market Yield (%)	7.8% - 12.2%	9.7%
	9,000	Cost	Cost	100.0% - 100.0%	100.0%
	18,229	Other(2)	Other(2)	N/A	N/A
	181,196	Market Quotes	Indicative Dealer Quotes	53.2% - 101.0%	94.9%
Senior Secured Loans—Second Lien	53,340	Market Comparables	Market Yield (%)	8.5% - 13.3%	10.8%
	195,833	Market Quotes	Indicative Dealer Quotes	67.5% - 101.5%	94.3%
Senior Secured Bonds	82,448	Market Quotes	Indicative Dealer Quotes	75.0% - 102.5%	91.9%
Subordinated Debt	37,750	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	401	Other(2)	Other(2)	N/A	N/A
	190,824	Market Quotes	Indicative Dealer Quotes	27.5% - 104.8%	88.9%
Collateralized Securities	8,868	Market Quotes	Indicative Dealer Quotes	93.5% - 98.5%	98.1%
Equity/Other	13,099	Market Comparables	EBITDA Multiples (x)	6.8x - 11.3x	10.2x
		Market Comparables	Capacity Multiple ($/kW)	$1,500.0 - $2,000.0	$1,750.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	172	Other(2)	Other(2)	N/A	N/A

Total	$1,030,279

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

Type of Investment	Fair Value at December 31, 2014(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$130,417	Market Comparables	Market Yield (%)	8.0% - 12.3%	9.4%
	26,920	Cost	Cost	100.0% - 100.0%	100.0%
	19,804	Other(3)	Other	N/A	N/A
	101,136	Market Quotes	Indicative Dealer Quotes	79.0% - 102.0%	96.5%
Senior Secured Loans—Second Lien	20,323	Market Comparables	Market Yield (%)	8.5% - 11.5%	9.3%
	150,192	Market Quotes	Indicative Dealer Quotes	71.6% - 101.3%	95.2%
Senior Secured Bonds	43,089	Market Quotes	Indicative Dealer Quotes	73.5% - 99.5%	89.4%
Subordinated Debt	37,500	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	313	Other	Other	N/A	N/A
	142,365	Market Quotes	Indicative Dealer Quotes	41.5% - 106.0%	86.5%
Collateralized Securities	8,907	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	13,696	Market Comparables	EBITDA Multiples (x)	6.8x - 10.5x	8.5x
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	1,143	Cost	Cost	$1.00 - $1.00	$1.00

Total	$695,805

(1)	Except as otherwise described below, the remaining level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(3)	Fair value based on expected outcome of proposed restructuring of portfolio company.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap(1)	Total Return Swap	L+1.32%	$336,954	$63,046	N/A(2)
BNP Facility(3)	Prime Brokerage Facility	L+1.10%	$87,100	$112,900	December 26, 2015(4)
Dunlap Credit Facility(5)	Revolving Credit Facility	L+2.50%	$105,600	$94,400	December 2, 2018

(1)	On January 28, 2015, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over the one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum.

(2)	The TRS may be terminated by Center City Funding at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

(3)	On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility (defined below) to increase the maximum commitment financing available under the BNP facility to $200,000 from $100,000.

(4)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(5)	On February 24, 2015, Dunlap Funding entered into an amendment to the Dunlap credit facility (defined below) to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000, and on March 24, 2015, Dunlap Funding entered into a second amendment to the Dunlap credit facility to increase the aggregate principal amount of available borrowings to $200,000 from $150,000 on a committed basis.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $154,226 and 2.22%, respectively. As of March 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.81%.

Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On August 25, 2014, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City Funding entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000 and, on January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The TRS with Citibank enables the Company, through its ownership of Center City Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Center City Funding borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Center City Funding under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City Funding, which generally will equal the value of cash collateral provided by Center City Funding under the TRS. Pursuant to the terms of the TRS, Center City Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $400,000. Center City Funding is required to initially cash collateralize a specified percentage of each loan (generally 25% of the notional amount) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City Funding are available to pay the Company’s debts.

Pursuant to the terms of an investment management agreement that the Company has entered into with Center City Funding, the Company acts as the investment manager of the rights and obligations of Center City Funding under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Center City Funding for purposes of the TRS are selected by the Company in accordance with the Company’s investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Center City Funding may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.32% per annum on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Center City

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Funding for the purpose of funding any additional collateral or payment obligations for which Center City Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Center City Funding and Center City Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City Funding under the TRS. In the event of an early termination of the TRS, Center City Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after June 26, 2015, the first anniversary of the effectiveness of the TRS. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2015. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($400,000), multiplied by (z) 1.32% per annum. If the TRS had been terminated as of March 31, 2015, Center City Funding would have been required to pay an early termination fee of approximately $515. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of March 31, 2015 and December 31, 2014, the fair value of the TRS was $1,610 and $(5,368), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2015, Center City Funding had selected 59 underlying loans with a total notional amount of $336,954 and posted $95,500 in cash collateral held by Citibank (of which only $88,981 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2014, Center City Funding had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta HoldCo, Inc.	Consumer Services	L+400	1.0%	9/26/21	$6,867	$6,984	$117
AdvancePierre Foods, Inc.	Food & Staples Retailing	L+825	1.3%	10/10/17	2,022	2,003	(19)
AECOM Technology Corp.(3)	Commercial & Professional Services	L+300	0.8%	10/15/21	5,503	5,578	75
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,394	7,301	(93)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,237	(163)
Alliant Holdings I, LLC	Insurance	L+400	1.0%	12/20/19	4,229	4,283	54
Alliant Holdings I, LLC	Insurance	L+400	1.0%	12/20/19	1,001	1,014	13
American Tire Distributors, Inc.	Automobiles & Components	L+425	1.0%	9/1/21	3,747	3,780	33
Aruba Investments, Inc.	Materials	L+425	1.0%	2/2/22	5,572	5,652	80
Auris Luxembourg III Sarl(3)	Health Care Equipment & Services	L+450	1.0%	1/17/22	4,137	4,229	92
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	12,740	12,984	244
Brasa (Holdings) Inc.	Consumer Services	L+950	1.5%	1/20/20	3,598	3,571	(27)
BWAY Holding Co.	Materials	L+450	1.0%	8/14/20	3,685	3,754	69
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+575		3/1/17	9,628	9,460	(168)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+675		3/1/17	4,481	4,403	(78)
CEC Entertainment, Inc.	Consumer Services	L+300	1.0%	2/12/21	2,899	2,947	48
Chief Power Finance, LLC	Energy	L+475	1.0%	12/31/20	4,894	5,001	107
CITGO Petroleum Corp.	Energy	L+350	1.0%	7/29/21	1,867	1,868	1
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,371	11,596	225
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,622	6,447	(175)
CT Technologies Intermediate Holdings, Inc.	Software & Services	L+500	1.0%	12/1/21	832	847	15
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,486	8,589	103
Dealer Tire, LLC	Automobiles & Components	L+450	1.0%	12/22/21	4,642	4,750	108
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,616	5,557	(1,059)
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+450	1.0%	11/4/21	7,278	7,426	148
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+825	1.0%	11/4/22	9,587	9,832	245
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	990	995	5
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,432	5,546	(886)
Fairway Group Acquisition Co.(3)	Food & Staples Retailing	L+400	1.0%	8/17/18	13,930	15,314	1,384
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	3,465	3,508	43
Green Energy Partners/Stonewall LLC	Energy	L+550	1.0%	11/13/21	1,650	1,675	25
Headwaters Inc.(3)	Materials	L+350	1.0%	3/24/22	1,521	1,535	14
Husky Injection Molding Systems Ltd.(3)	Capital Goods	L+325	1.0%	6/30/21	981	982	1
IPC Corp.	Telecommunication Services	L+550	1.0%	8/6/21	11,666	12,087	421
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	5,134	5,125	(9)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,513	2,438	(75)
JELD-WEN, Inc.	Capital Goods	L+425	1.0%	10/15/21	10,881	11,018	137
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	5,892	5,715	(177)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	9,885	9,825	(60)
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+325	1.0%	6/22/19	12,641	12,573	(68)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,691	7,688	(3)
Packers Holdings, LLC	Commercial & Professional Services	L+400	1.0%	12/2/21	1,717	1,736	19
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,800	9,950	150
Payless Inc.	Consumer Durables & Apparel	L+400	1.0%	3/11/21	4,213	4,113	(100)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,270	2,278	8
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,161	(51)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,861	2,983	(878)
Roundy’s Supermarkets, Inc.	Food & Staples Retailing	L+475	1.0%	3/3/21	2,725	2,796	71
Sable International Finance Ltd.(3)	Media	L+450	1.0%	4/28/17	7,254	7,309	55
Sable International Finance Ltd.(3)	Media	L+550	1.0%	4/28/17	3,152	3,208	56
Scientific Games International, Inc.(3)	Consumer Services	L+500	1.0%	10/1/21	13,692	13,856	164
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	8,830	8,783	(47)
The ServiceMaster Co., LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	7,802	7,832	30
Spencer Gifts LLC	Retailing	L+450	1.0%	7/16/21	7,744	7,729	(15)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/13/22	$7,705	$7,888	$183
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,421	3,403	(18)
Travelport Finance (Luxembourg) Sarl(3)	Consumer Services	L+500	1.0%	9/2/21	4,736	4,835	99
Winebow Holdings, Inc.	Retailing	L+375	1.0%	7/1/21	3,573	3,530	(43)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,531	(346)

Total					$336,954	$337,038	84

		Total TRS Accrued Income and Liabilities:					1,526

			Total TRS Fair Value:				$1,610

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2015, three-month LIBOR was 0.27%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta HoldCo, Inc.	Consumer Services	L+400	1.0%	9/26/21	$6,884	$6,927	$43
AECOM Technology Corp.(3)	Commercial & Professional Services	L+300	0.8%	10/15/21	5,517	5,541	24
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,413	7,313	(100)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,306	(94)
Auris Luxembourg III Sarl(3)	Health Care Equipment & Services	L+450	1.0%	1/17/22	4,137	4,157	20
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	12,740	12,870	130
BWAY Holding Co.	Materials	L+450	1.0%	8/14/20	3,694	3,713	19
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+575		3/1/17	9,628	9,055	(573)
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+675		3/1/17	4,481	4,186	(295)
CEC Entertainment, Inc.	Consumer Services	L+300	1.0%	2/12/21	2,906	2,900	(6)
Chief Power Finance, LLC	Energy	L+475	1.0%	12/31/20	4,906	4,919	13
CITGO Petroleum Corp.	Energy	L+350	1.0%	7/29/21	1,872	1,875	3
Compuware Corp	Software & Services	L+525	1.0%	12/15/21	11,400	11,390	(10)
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,639	6,431	(208)
CT Technologies Intermediate Holdings, Inc.	Software & Services	L+500	1.0%	12/1/21	834	838	4
Dealer Tire, LLC	Automobiles & Components	L+450	1.0%	12/22/21	4,653	4,665	12
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,633	5,360	(1,273)
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+450	1.0%	11/4/21	7,338	7,370	32
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+825	1.0%	11/4/22	9,587	9,612	25
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	992	973	(19)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,448	5,335	(1,113)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	12,666	12,221	(445)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	3,465	3,456	(9)
Green Energy Partners/Stonewall LLC	Energy	L+550	1.0%	11/13/21	1,650	1,654	4
Husky Injection Molding Systems Ltd.(3)	Capital Goods	L+325	1.0%	6/30/21	982	966	(16)
IBC Capital Ltd.(3)	Materials	L+375	1.0%	9/9/21	3,308	3,315	7
J. Crew Group, Inc.	Retailing	L+300	1.0%	3/5/21	9,384	9,001	(383)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	5,147	5,099	(48)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,425	(87)
JELD-WEN, Inc.	Capital Goods	L+425	1.0%	10/15/21	10,909	10,876	(33)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	$5,892	$5,831	$(61)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	9,910	9,800	(110)
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+325	1.0%	6/22/19	12,674	12,471	(203)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,710	7,493	(217)
Packers Holdings, LLC	Commercial & Professional Services	L+400	1.0%	12/2/21	1,721	1,721	—
Payless Inc.	Consumer Durables & Apparel	L+400	1.0%	3/11/21	4,224	3,942	(282)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,276	2,247	(29)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,189	(23)
Ranpak Corp.	Materials	L+375	1.0%	10/1/21	1,357	1,349	(8)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,870	3,146	(724)
Roundy’s Supermarkets, Inc.	Food & Staples Retailing	L+475	1.0%	3/3/21	2,725	2,728	3
Sable International Finance Ltd.(3)	Media	L+450	1.0%	11/25/16	8,556	8,578	22
Sable International Finance Ltd.(3)	Media	L+550	1.0%	11/25/16	3,152	3,184	32
Scientific Games International, Inc.(3)	Consumer Services	L+500	1.0%	10/1/21	13,727	13,646	(81)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	9,056	8,896	(160)
The ServiceMaster Co., LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	7,822	7,735	(87)
Spencer Gifts LLC	Retailing	L+450	1.0%	7/16/21	7,763	7,729	(34)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,430	3,455	25
Travelport Finance (Luxembourg) Sarl(3)	Consumer Services	L+500	1.0%	9/2/21	4,748	4,791	43
Winebow Holdings, Inc.	Retailing	L+375	1.0%	7/1/21	3,582	3,451	(131)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,716	(161)

Total					$292,409	$285,847	(6,562)

		Total TRS Accrued Income and Liabilities:					1,194

			Total TRS Fair Value:				$(5,368)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, three-month LIBOR was 0.26%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities. On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available to Burholme Funding under the BNP facility to $200,000 from $100,000. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements.

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

As of March 31, 2015 and December 31, 2014, $87,100 and $87,100, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $198 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015, the components of total interest expense for the BNP facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$297
Non-usage fees	47
Amortization of deferred financing costs	62

Total interest expense	$406

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$306
Average borrowings under the facility	$87,100
Effective interest rate on borrowings (including the effect of non-usage fees)	2.08%
Weighted average interest rate (including the effect of non-usage fees)	1.58%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Dunlap Credit Facility

On December 2, 2014, the Company’s wholly-owned subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Dunlap credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Dunlap credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000, and on March 24, 2015, Dunlap Funding entered into a second amendment to the Dunlap credit facility to increase the aggregate principal amount of available borrowings to $200,000 from $150,000 on a committed basis.

Under the Dunlap credit facility, the Company may contribute assets to Dunlap Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Dunlap Funding or will receive fair market value for any assets sold to Dunlap Funding. Dunlap Funding may purchase additional assets from various sources. Dunlap Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunlap Funding’s obligations to Deutsche Bank under the Dunlap credit facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Dunlap credit facility are non-recourse to the Company, and the Company’s exposure under the Dunlap credit facility is limited to the value of its investment in Dunlap Funding.

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

As of March 31, 2015 and December 31, 2014, $105,600 and $25,000, respectively, was outstanding under the Dunlap credit facility. The carrying amount outstanding under the Dunlap credit facility approximates its fair value. The Company incurred costs of $2,169 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $2,030 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015, the components of total interest expense for the Dunlap credit facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$458
Non-usage and make whole fees(1)	54
Amortization of deferred financing costs	116

Total interest expense	$628

(1)	Dunlap Funding was subject to a make whole fee for the year ended December 31, 2014 as a result of the level of its utilization of the Dunlap credit facility during such period and, accordingly, Dunlap Funding accrued such fee. Due to increased utilization of the Dunlap credit facility during the three months ended March 31, 2015, Dunlap Funding was not subject to the make whole fee during such period and, as a result, the accrual of such fee was reversed during the period.

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunlap credit facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility	$67,126
Effective interest rate on borrowings (including the effect of non-usage fees)	3.40%
Weighted average interest rate (including the effect of non-usage fees)	3.05%

(1)	Interest under the Dunlap credit facility is payable quarterly in arrears and commenced on December 18, 2014.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$9.00
Results of operations(2)
Net investment income	0.14	0.45
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.10	(0.62)

Net increase (decrease) in net assets resulting from operations	0.24	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.18)	(0.52)
Distributions from net realized gain on investments	0.00	—

Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.52)

Capital share transactions
Issuance of common stock(4)	0.08	0.47
Offering costs(2)	(0.01)	(0.11)
Payments to investment adviser for offering and organization costs(2)	—	(0.09)
Capital contributions of investment adviser(2)	—	0.05

Net increase in net assets resulting from capital share transactions	0.07	0.32

Net asset value, end of period	$8.76	$8.63

Shares outstanding, end of period	130,416,567	97,578,402

Total return(5)	3.59%	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$1,142,131	$842,577

Ratio of net investment income to average net assets(6)	1.59%	5.10%

Ratio of operating expenses to average net assets(6)	0.84%	2.56%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(0.93)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.04%	—

Ratio of total operating expenses to average net assets(6)	0.88%	1.63%

Portfolio turnover(7)	1.68%	31.24%

Total amount of senior securities outstanding, exclusive of treasury securities	$440,673	$327,237

Asset coverage per unit(8)	3.59	3.58

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the three months ended March 31, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. This return figure does not represent an actual return to stockholders.

(6)	Weighted average net assets during the three months ended March 31, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 are used for this calculation. The following is a schedule of a supplemental ratio for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of interest expense to average net assets	0.11%	0.10%

(7)	Portfolio turnover for the three months ended March 31, 2015 is not annualized.

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, to simplify the presentation in financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events

Jefferson Square Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding LLC, or Jefferson Square, entered into a senior-secured term loan credit facility, or the Jefferson Square credit facility, with JPMorgan Chase Bank, National Association, or JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP, as collateral administrator. The Jefferson Square credit facility provides for delayed-draw borrowings in an aggregate principal amount of $300,000 on a committed basis before September 8, 2015.

The Company may contribute cash, loans or bonds to Jefferson Square from time to time and will retain a residual interest in any assets contributed through its ownership of Jefferson Square or will receive fair market value for any assets sold to Jefferson Square. Jefferson Square may purchase additional assets from various sources. Jefferson Square has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Jefferson Square’s obligations to JPM under the Jefferson Square credit facility are secured by a first priority security interest in substantially all of the assets of Jefferson Square, including its portfolio of assets. The obligations of Jefferson Square under the Jefferson Square credit facility are non-recourse to the Company, and the Company’s exposure under the Jefferson Square credit facility is limited to the value of the Company’s investment in Jefferson Square.

Pricing under the Jefferson Square credit facility is based on LIBOR for a three-month interest period, plus a spread of 2.50% per annum. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Any amounts borrowed under the Jefferson Square credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019. Jefferson Square incurred certain customary costs and expenses in connection with obtaining the Jefferson Square credit facility.

Borrowings of Jefferson Square will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Investment Corporation III.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K. Factors that could cause actual results to differ materially include:

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

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

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2014.

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

As of December 31, 2014, $598 of reimbursements were payable to us from Franklin Square Holdings. During the three months ended March 31, 2015, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the three months ended March 31, 2015, we did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of March 31, 2015, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended March 31, 2015, no such repayments were made by us. However, during the three months ended March 31, 2015, we accrued $322 for expense recoupments payable to Franklin Square Holdings. As of March 31, 2015, $3,147 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to us as of March 31, 2015 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment		Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2014	$789	(2)	3.17%	7.00%	June 30, 2017
September 30, 2014	$1,760		0.85%	7.00%	September 30, 2017
December 31, 2014	$598		0.90%	7.11%	December 31, 2017
March 31, 2015	$—		N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

(2)	Amount has been reduced by the $322 accrued during the three months ended March 31, 2015 for expense recoupments payable to Franklin Square Holdings.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and for the Period from April 2, 2014 (Commencement of Operations) through December 31, 2014

During the three months ended March 31, 2015, we made investments in portfolio companies totaling $345,353. During the same period, we sold investments for proceeds of $13,284 and received principal repayments of $1,202. As of March 31, 2015, our investment portfolio, with a total fair value of $1,030,279 (44% in first lien senior secured loans, 24% in second lien senior secured loans, 8% in senior secured bonds, 22% in subordinated debt, 1% in collateralized securities and 1% in equity/other), consisted of interests in 106 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $324.0 million. As of March 31, 2015, the investments in our portfolio were purchased at a weighted average price of 93.9% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.6% based upon the amortized cost of our investments. For the three months ended March 31, 2015, our total return was 3.59%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of March 31, 2015 and our public offering price of $9.95 per share as of such date, the annualized distribution rate to stockholders as of March 31, 2015 was 7.03%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of March 31, 2015. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, we made investments in portfolio companies totaling $797,312. During the same period, we sold investments for proceeds of $71,695 and received principal repayments of $7,534. As of December 31, 2014, our investment portfolio, with a total fair value of $695,805 (40% in first lien senior secured loans, 25% in second lien senior secured loans, 6% in senior secured bonds, 26% in subordinated debt, 1% in collateralized securities and 2% in equity/other), consisted of interests in 83 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $231.4 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 95.2% of par or stated value, as applicable, and our estimated gross portfolio yield, prior to leverage, was 10.1% based upon the amortized cost of our investments. For the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, our total return was 1.67%.

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

Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 5 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2015 and the year ended December 31, 2014:

Net Investment Activity	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Purchases	$345,353	$797,312
Sales and Redemptions	(14,486)	(79,229)

Net Portfolio Activity	$330,867	$718,083

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$175,962	51%	$323,157	41%
Senior Secured Loans—Second Lien	79,513	23%	185,253	23%
Senior Secured Bonds	38,816	11%	53,374	7%
Subordinated Debt	50,844	15%	209,993	26%
Collateralized Securities	—	—	8,907	1%
Equity/Other	218	0%	16,628	2%

Total	$345,353	100%	$797,312	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$447,070	$447,544	44%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	253,029	249,173	24%	173,357	170,515	25%
Senior Secured Bonds	82,399	82,448	8%	43,253	43,089	6%
Subordinated Debt	243,417	228,975	22%	197,259	180,178	26%
Collateralized Securities	8,907	8,868	1%	8,907	8,907	1%
Equity/Other	16,846	13,271	1%	16,628	14,839	2%

Total	$1,051,668	$1,030,279	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $336,954 and $337,038, respectively, as of March 31, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$750,923	$752,094	55%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	286,130	281,661	20%	200,837	197,594	20%
Senior Secured Bonds	82,399	82,448	6%	43,253	43,089	4%
Subordinated Debt	243,417	228,975	17%	197,259	180,178	18%
Collateralized Securities	8,907	8,868	1%	8,907	8,907	1%
Equity/Other	16,846	13,271	1%	16,628	14,839	2%

Total	$1,388,622	$1,367,317	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Number of Portfolio Companies	106	83
% Variable Rate (based on fair value)	66.9%	63.8%
% Fixed Rate (based on fair value)	31.8%	34.1%
% Income Producing Equity/Other Investments (based on fair value)	—	—
% Non-Income Producing Equity/Other Investments (based on fair value)	1.3%	2.1%
Average Annual EBITDA of Portfolio Companies	$324,000	$231,400
Weighted Average Purchase Price of Investments (as a % of par or stated value)	93.9%	95.2%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.6%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.7%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2015 and the year ended December 31, 2014:

New Direct Originations	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Total Commitments (including unfunded commitments)	$116,259	$316,929
Exited Investments (including partial paydowns)	(232)	(2,116)

Net Direct Originations	$116,027	$314,813

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$83,009	72%	$219,884	69%
Senior Secured Loans—Second Lien	33,000	28%	35,333	11%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	78	0%	50,313	16%
Collateralized Securities	—	—	9,040	3%
Equity/Other	172	0%	2,359	1%

Total	$116,259	100%	$316,929	100%

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$23,252	$15,092
Weighted Average Maturity for New Direct Originations	3/23/20	8/13/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.9%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.9%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.0%	8.6%

The following table presents certain selected information regarding our direct originations as of March 31, 2015 and December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2015	December 31, 2014
Number of Portfolio Companies	25	21
Average Annual EBITDA of Portfolio Companies	$69,000	$61,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.2x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.0%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	10.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$396,026	38%	$279,244	40%
Opportunistic	396,609	39%	258,261	37%
Broadly Syndicated/Other	237,644	23%	158,300	23%

Total	$1,030,279	100%	$695,805	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$27,145	3%	$27,208	4%
Capital Goods	54,045	5%	35,615	5%
Commercial & Professional Services	127,510	12%	76,536	11%
Consumer Durables & Apparel	30,520	3%	30,628	4%
Consumer Services	109,408	11%	100,066	14%
Diversified Financials	57,818	6%	59,606	9%
Energy	234,449	23%	115,159	16%
Food & Staples Retailing	21,772	2%	2,352	0%
Health Care Equipment & Services	12,094	1%	4,831	1%
Household & Personal Products	10,828	1%	9,246	1%
Insurance	3,845	0%	4,048	1%
Materials	114,122	11%	54,034	8%
Media	28,937	3%	25,575	4%
Pharmaceuticals, Biotechnology & Life Sciences	3,330	0%	—	—
Software & Services	117,827	11%	86,454	12%
Technology Hardware & Equipment	50,833	5%	38,877	6%
Telecommunication Services	4,962	1%	5,050	1%
Transportation	20,834	2%	20,520	3%

Total	$1,030,279	100%	$695,805	100%

As of March 31, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2015, we had eleven senior secured loan investments with aggregate unfunded commitments of $60,643. As of December 31, 2014, we had seven senior secured loan investments with aggregate unfunded commitments of $47,792. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	918,434	89%	617,838	89%
3	107,679	11%	71,719	10%
4	—	—	6,248	1%
5	4,166	0%	—	—

Total	$1,030,279	100%	$695,805	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations for the Three Months Ended March 31, 2015

We commenced investment operations on April 2, 2014, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC III Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, no comparisons with the comparable 2014 periods have been included. From January 1, 2014 through April 2, 2014, we incurred organization costs of $64 and offering costs of $1,151, which were paid on our behalf by Franklin Square Holdings and recorded as a contribution to capital.

Revenues

We generated investment income of $24,215 for the three months ended March 31, 2015 in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $22,637 of cash income earned as well as $1,578 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2015. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

During the three months ended March 31, 2015, we generated $2,827 of fee income, which represented 11.7% of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the three months ended March 31, 2015 were $8,292. Our operating expenses include base management fees attributed to FSIC III Advisor of $6,076 for the three months ended March 31, 2015. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $270 for the three months ended March 31, 2015.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2015, we did not accrue any capital gains incentive fees or subordinated incentive fees on income.

We recorded interest expense of $1,034 for the three months ended March 31, 2015 in connection with our financing arrangements. For the three months ended March 31, 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $112 and fees and expenses incurred with our stock transfer agent totaled $304. Fees for our board of directors were $190 for the three months ended March 31, 2015.

Our other general and administrative expenses totaled $306 for the three months ended March 31, 2015 and consisted of the following:

Three Months Ended March 31, 2015
Expenses associated with our independent audit and related fees	$68
Compensation of our chief compliance officer(1)	13
Legal fees	17
Printing fees	50
Other	158

Total	$306

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended March 31, 2015, the ratio of our operating expenses to our average net assets was 0.84%, and the ratio of our total operating expenses to our average net assets, which includes $322 of expense recoupments payable to Franklin Square Holdings, was 0.88%. During the three months ended March 31, 2015, the ratio of our total operating expenses to average net assets included $1,034 related to interest expense. Without such expense, our ratio of total operating expenses to average net assets would have been 0.77% for the three months ended March 31, 2015. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended March 31, 2015, no such repayments were made by us. During the three months ended March 31, 2015, we accrued $322 for expense recoupments payable to Franklin Square Holdings. As of March 31, 2015, $3,147 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $15,601 ($0.14 per share) for the three months ended March 31, 2015.

Net Realized Gains or Losses

We sold investments and received principal repayments of $13,284 and $1,202, respectively, during the three months ended March 31, 2015, from which we realized a net gain of $534. During the three months ended March 31, 2015, we earned $3,159 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $1,495. The net change in unrealized appreciation (depreciation) on our TRS was $6,978 for the three months ended March 31, 2015. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2015 was primarily driven by increased valuations of our senior secured and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2015, the net increase in net assets resulting from operations was $27,767 ($0.24 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2015, we had $247,868 in cash, which we held in a custodial account, and $95,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2015, we had $63,046 in capacity available under the TRS and $207,300 in borrowings available under our other financing arrangements. As of March 31, 2015, we had eleven senior secured loan investments with aggregate unfunded commitments of $60,643. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our continuous public offering and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from sales and paydowns of existing investments and from other sources primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. During the three months ended March 31, 2015, we issued 32,854,857 shares of common stock for gross proceeds of $322,411 at an average price per share of $9.81. The gross proceeds received during the three months ended March 31, 2015 include reinvested stockholder distributions of $5,930 for which we issued 665,454 shares of common stock. During the three months ended March 31, 2015, we also incurred offering costs of $1,200 in connection with the sale of our common stock, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our unaudited consolidated financial statements. The selling commissions and dealer manager fees related to the sale of our common stock were $29,584 for the three months ended March 31, 2015. These selling commissions and fees include $5,524 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through April 28, 2015, we have issued 141,839,763 shares of common stock for gross proceeds of $1,401,993. As of April 28, 2015, we had raised total gross proceeds of $1,413,980, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.87	$148

On April 1, 2015, we repurchased 60,626 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.96 per share for aggregate consideration totaling $543.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

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

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Center City Total Return Swap(1)	Total Return Swap	L+1.32%	$336,954	$63,046	N/A(2)
BNP Facility(3)	Prime Brokerage Facility	L+1.10%	$87,100	$112,900	December 26, 2015(4)
Dunlap Credit Facility(5)	Revolving Credit Facility	L+2.50%	$105,600	$94,400	December 2, 2018

(1)	On January 28, 2015, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $300,000 to $400,000 and to increase the swap spread over the one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.30% per annum to 1.32% per annum.

(2)	The TRS may be terminated by Center City Funding at any time and by Citibank at any time on or after June 26, 2015, in each case, in whole or in part, upon prior written notice to the other party.

(3)	On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available under the BNP facility to $200,000 from $100,000.

(4)	This facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(5)	On February 24, 2015, Dunlap Funding entered into an amendment to the Dunlap credit facility to increase the aggregate principal amount of borrowings available under the Dunlap credit facility to $150,000 from $100,000, and on March 24, 2015, Dunlap Funding entered into a second amendment to the Dunlap credit facility to increase the aggregate principal amount of available borrowings to $200,000 from $150,000 on a committed basis.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $154,226 and 2.22%, respectively. As of March 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.81%.

For additional information regarding our outstanding financing arrangements as of March 31, 2015, see Note 8 to our unaudited consolidated financial statements included herein.

Subsequent Events

On May 8, 2015, Jefferson Square, our wholly-owned, special purpose financing subsidiary, entered into a senior-secured term loan credit facility with JPM, which provides for delayed-draw borrowings in an aggregate principal amount of $300,000 on a committed basis before September 8, 2015.

For additional information regarding the Jefferson Square credit facility, see Note 12 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our stockholders each tax year dividends of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for distributions paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses, for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended March 31, 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692

On March 9, 2015 and May 13, 2015, our board of directors declared regular weekly cash distributions for April 2015 through June 2015 and July 2015 through September 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

On January 5, 2015, we amended and restated our distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the three months ended March 31, 2015, was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	19,173	97%
Short-term capital gains proceeds from the sale of assets	519	3%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	—	—

Total	$19,692	100%

(1)	During the three months ended March 31, 2015, 93.5% of our gross investment income was attributable to cash income earned, 5.8% was attributable to non-cash accretion of discount and 0.7% was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2015 was $19,173. As of March 31, 2015, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2015.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly traded are valued at the reported closing price on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC III Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•

our valuation committee reviews the preliminary valuation and FSIC III Advisor’s management team, together with our independent valuation firms, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors discusses valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our unaudited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC III Advisor or any independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Our investments as of March 31, 2015 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twenty-three senior secured loan investments and two subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of our equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly issued and purchased near March 31, 2015, was valued at cost as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly issued and purchased near December 31, 2014, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

We value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 to our unaudited consolidated financial statements included herein for additional information on the TRS.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in “Financial Condition, Liquidity and Capital Resources—Total Return Swap”) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 to our unaudited consolidated financial statements included herein for a discussion of the TRS.

Subordinated Income Incentive Fee

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. See also Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock. We have charged offering costs against capital in excess of par value on the consolidated balance sheet. See also Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2015.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$87,100	$87,100	—	—	—
Dunlap Credit Facility(2)	$105,600	—	—	$105,600	—

(1)	At March 31, 2015, $112,900 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2015, neither Burholme Funding nor BNP had provided notice of its intent to terminate the facility.

(2)	At March 31, 2015, $94,400 remained unused under the Dunlap credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 2, 2018.

On May 8, 2015, Jefferson Square, our wholly-owned, special purpose financing subsidiary, entered into a senior-secured term loan credit facility with JPM, which provides for delayed-draw borrowings in an aggregate principal amount of $300,000 on a committed basis before September 8, 2015.

For additional information regarding the Jefferson Square credit facility, see Note 12 to our unaudited consolidated financial statements included herein.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, to simplify the presentation in financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this guidance. The amendments to the FASB codification in this guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. We also reimburse FSIC III Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC III Advisor.

Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC III Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering. In addition, the dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$6,076	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$270	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(3)	$597	$898
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$5,524	$—

(1)	During the three months ended March 31, 2015, $598 in expense reimbursements were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $3,166 in net base management fees were paid to FSIC III Advisor. As of March 31, 2015, $6,076 in base management fees were payable to FSIC III Advisor.
(2)	During the three months ended March 31, 2015, $235 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $312 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2015.

(3)	During the three months ended March 31, 2015 and 2014, we incurred offering costs of $1,200 and $1,151, respectively, of which $597 and $898, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. In addition, during the three months ended March 31, 2014, FSIC III Advisor and its affiliates directly funded $1,151 of our organization and offering costs and we paid $0 to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 66.9% of our portfolio investments (based on fair value) paid variable interest rates, 31.8% paid fixed interest rates and the remaining 1.3% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.32% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $400,000. Pursuant to the terms of the BNP facility and Dunlap credit facility, Burholme Funding and Dunlap Funding, respectively, borrow at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$770	$(513)	$1,283	1.0%
No change	—	—	—	—
Up 100 basis points	(849)	2,051	(2,900)	(2.3)%
Up 300 basis points	12,415	6,152	6,263	5.0%
Up 500 basis points	25,836	10,253	15,583	12.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.32% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2015, all of the loans underlying the TRS paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	16,692	$8.87	16,692	(1)
February 1 to February 28, 2015	—	—	—	—
March 1 to March 31, 2015	—	—	—	—

Total	16,692	$8.87	16,692	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.15	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.16	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.17	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.19	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.20	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.21	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.22	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.23	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.24	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.25	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.26	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.27	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.28	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2015.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)