Form 10-Q
period 2015-06-30
FS Investment Corp III
filed 2015-08-14
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01047

FS Investment Corporation III

(Exact name of registrant as specified in its charter)

Maryland	90-0994912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 180,160,912 shares of the registrant’s common stock outstanding as of July 28, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value (amortized cost—$1,557,924 and $718,689, respectively)	$1,538,501	$695,805
Cash	264,939	204,480
Due from counterparty	105,000	85,500
Receivable for investments sold and repaid	1,727	13
Interest receivable	17,779	12,091
Receivable for common stock purchased	—	22,139
Reimbursement due from sponsor(1)	—	598
Deferred financing costs	2,088	1,230
Receivable due on total return swap(2)	4,380	1,410
Prepaid expenses and other assets	69	—

Total assets	$1,934,483	$1,023,266

Liabilities
Unrealized depreciation on total return swap(2)	$934	$5,368
Payable for investments purchased	43,464	57,523
Credit facilities payable	379,140	112,100
Stockholder distributions payable	11,077	90
Management fees payable	8,669	3,764
Subordinated income incentive fees payable(3)	1,954	—
Expense recoupment payable to sponsor(1)	1,328	—
Administrative services expense payable	656	203
Interest payable	1,539	249
Directors’ fees payable	205	154
Other accrued expenses and liabilities	3,093	1,238

Total liabilities	452,059	180,689

Commitments and contingencies ($1,819 and $3,469, respectively)(4)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 168,802,613 and 97,578,402 shares issued and outstanding, respectively	169	98
Capital in excess of par value	1,505,335	871,330
Accumulated undistributed net realized gains on investments and total return swap(5)	5,585	—
Accumulated distributions in excess of net investment income(5)	(8,308)	(599)
Net unrealized appreciation (depreciation) on investments and total return swap	(20,357)	(28,252)

Total stockholders’ equity	1,482,424	842,577

Total liabilities and stockholders’ equity	$1,934,483	$1,023,266

Net asset value per share of common stock at period end	$8.78	$8.63

(1)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income
Interest income	$31,906	$573	$53,294	$573
Fee income	7,390	433	10,217	433

Total investment income	39,296	1,006	63,511	1,006

Operating expenses
Management fees	8,669	491	14,745	491
Capital gains incentive fees(1)	—	282	—	282
Subordinated income incentive fees(1)	1,954	—	1,954	—
Administrative services expenses	719	80	989	80
Stock transfer agent fees	363	105	667	105
Accounting and administrative fees	177	10	289	10
Organization costs	—	—	—	64
Interest expense	2,354	—	3,388	—
Directors’ fees	206	75	396	75
Other general and administrative expenses	611	241	917	241

Operating expenses	15,053	1,284	23,345	1,348
Less: Expense reimbursement from sponsor(2)	—	(1,111)	—	(1,111)
Add: Expense recoupment to sponsor(2)	1,328	—	1,650	—

Total operating expenses	16,381	173	24,995	237

Net investment income	22,915	833	38,516	769

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(3,479)	34	(2,945)	34
Net realized gain (loss) on total return swap(3)	5,408	—	8,567	—
Net change in unrealized appreciation (depreciation) on investments	1,966	1,377	3,461	1,377
Net change in unrealized appreciation (depreciation) on total return swap(3)	(2,544)	—	4,434	—

Total net realized and unrealized gain (loss) on investments and total return swap	1,351	1,411	13,517	1,411

Net increase (decrease) in net assets resulting from operations	$24,266	$2,244	$52,033	$2,180

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.16	$0.29	$0.39	$0.57

Weighted average shares outstanding	152,764,784	7,648,067	133,296,205	3,856,211

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operations
Net investment income	$38,516	$769
Net realized gain (loss) on investments and total return swap(1)	5,622	34
Net change in unrealized appreciation (depreciation) on investments	3,461	1,377
Net change in unrealized appreciation (depreciation) on total return swap(1)	4,434	—

Net increase (decrease) in net assets resulting from operations	52,033	2,180

Stockholder distributions(2)
Distributions from net investment income	(46,225)	(1,111)
Distributions from net realized gain on investments	(37)	(34)

Net decrease in net assets resulting from stockholder distributions	(46,262)	(1,145)

Capital share transactions(3)
Issuance of common stock	618,605	176,033
Reinvestment of stockholder distributions	18,562	648
Repurchases of common stock	(691)	—
Offering costs	(2,400)	(1,929)
Payments to investment adviser for offering and organization costs(4)	—	(2,710)
Capital contributions of investment adviser	—	1,993

Net increase in net assets resulting from capital share transactions	634,076	174,035

Total increase in net assets	639,847	175,070
Net assets at beginning of period	842,577	200

Net assets at end of period	$1,482,424	$175,270

Accumulated distributions in excess of net investment income(2)	$(8,308)	$(531)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

(4)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$52,033	$2,180
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(994,312)	(140,378)
Paid-in-kind interest	(454)	—
Proceeds from sales and repayments of investments	156,197	2,169
Net realized (gain) loss on investments	2,945	(34)
Net change in unrealized (appreciation) depreciation on investments	(3,461)	(1,377)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(4,434)	—
Accretion of discount	(3,611)	(3)
Amortization of deferred financing costs	420	—
(Increase) decrease in due from counterparty	(19,500)	—
(Increase) decrease in receivable for investments sold and repaid	(1,714)	(2,025)
(Increase) decrease in expense reimbursement due from sponsor(2)	598	(1,111)
(Increase) decrease in interest receivable	(5,688)	(249)
(Increase) decrease in receivable due on total return swap(1)	(2,970)	—
(Increase) decrease in prepaid expenses and other assets	(69)	—
Increase (decrease) in payable for investments purchased	(14,059)	75,445
Increase (decrease) in management fees payable	4,905	491
Increase (decrease) in expense recoupment payable to sponsor(2)	1,328	—
Increase (decrease) in subordinated income incentive fees payable	1,954	—
Increase (decrease) in accrued capital gains incentive fees	—	282
Increase (decrease) in administrative services expense payable	453	76
Increase (decrease) in interest payable	1,290	—
Increase (decrease) in directors’ fees payable	51	75
Increase (decrease) in other accrued expenses and liabilities	1,855	273

Net cash used in operating activities	(826,243)	(64,186)

Cash flows from financing activities
Issuance of common stock	640,744	176,033
Reinvestment of stockholder distributions	18,562	648
Repurchases of common stock	(691)	—
Offering costs	(2,400)	(1,929)
Payments to investment adviser for offering and organization costs(3)	—	(2,710)
Capital contributions of investment adviser	—	1,993
Stockholder distributions	(35,275)	(1,145)
Borrowings under credit facilities(4)	267,040	—
Deferred financing costs paid	(1,278)	—

Net cash provided by financing activities	886,702	172,890

Total increase (decrease) in cash	60,459	108,704
Cash at beginning of period	204,480	200

Cash at end of period	$264,939	$108,904

Supplemental disclosure
Non-cash organization and offering costs financed by capital contributions of investment adviser	$—	$1,993

Local taxes paid	$13	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2015 and 2014, the Company paid $1,678 and $0, respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—52.0%
Acision Finance LLC	(f)(g)	Software & Services	L+975	1.0%	12/15/18	$28,392	$27,320	$28,108
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+325	1.0%	7/23/21	2,091	2,087	2,084
Allen Systems Group, Inc.		Software & Services	L+790, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	15,787	15,787	15,787
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,024	1,024	1,035
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	10/10/21	2,101	2,101	2,122
Aspect Software, Inc.	(h)	Software & Services	L+550	1.8%	5/7/16	20,575	20,421	20,421
Atlas Aerospace LLC	(f)(m)	Capital Goods	L+807	1.0%	5/8/19	28,000	28,000	28,000
Atlas Aerospace LLC	(i)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,667
ATX Networks Corp.	(g)(h)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	10,000	9,850	9,850
BenefitMall Holdings, Inc.	(m)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,825	34,825	35,173
BenefitMall Holdings, Inc.	(i)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,855
Blue Coat Holdings, Inc.	(i)	Technology Hardware & Equipment	L+350	1.0%	5/20/20	2,045	2,045	2,027
Blueprint Sub, Inc.	(f)(m)	Software & Services	L+750	1.0%	5/7/21	52,500	52,500	52,590
Blueprint Sub, Inc.	(i)	Software & Services	L+750	1.0%	5/7/21	11,053	11,053	11,072
Blueprint Sub, Inc.	(i)	Software & Services	L+450	1.0%	5/7/21	2,763	2,763	2,763
BMC Software Finance, Inc.	(i)	Software & Services	L+400		9/10/18	10,000	10,000	9,300
Cactus Wellhead, LLC	(f)	Energy	L+600	1.0%	7/31/20	11,677	10,904	9,984
Caesars Entertainment Operating Co., Inc.	(f)(g)(j)	Consumer Services	L+575		3/1/17	5,223	4,986	4,524
Caesars Entertainment Operating Co., Inc.	(f)(g)(j)	Consumer Services	L+675		3/1/17	1,649	1,584	1,437
CEVA Group Plc	(g)(h)(i)	Transportation	L+500		3/19/19	15,000	13,182	12,975
CITGO Holding, Inc.	(f)	Energy	L+850	1.0%	5/12/18	17,639	16,685	17,744
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,917	13,226	12,917
Digital River, Inc.	(f)	Software & Services	L+650	1.0%	2/12/21	10,000	9,528	10,100
Fairway Group Acquisition Co.		Food & Staples Retailing	L+400	1.0%	8/17/18	5,433	4,801	5,053
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,716
Greystone Bridge VIII LLC	(g)	Real Estate	L+1050		5/1/20	19,912	19,912	19,912
Greystone Bridge VIII LLC	(g)(i)	Real Estate	L+1050		5/1/20	36,088	36,088	36,088
H.M. Dunn Company, Inc.	(f)	Capital Goods	L+810	1.0%	3/26/21	9,000	9,000	9,090
H.M. Dunn Company, Inc.	(i)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,246

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	$6,286	$6,286	$6,293
Industrial Group Intermediate Holdings, LLC	(m)	Materials	L+800	1.3%	5/31/20	6,797	6,797	6,797
Latham Pool Products, Inc.	(m)(n)	Capital Goods	L+775	1.0%	6/29/21	45,000	45,000	45,000
Mood Media Corp.	(f)(g)	Media	L+600	1.0%	5/1/19	360	357	351
Murray Energy Corp.		Energy	L+650	1.0%	4/16/20	10,345	10,044	9,614
Nobel Learning Communities, Inc.	(f)(m)	Consumer Services	L+846	1.0%	4/27/21	84,472	84,472	84,999
Nobel Learning Communities, Inc.	(i)	Consumer Services	L+450	1.0%	4/27/20	11,180	11,180	11,180
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,963	14,673	14,439
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,941	14,941	14,941
Polymer Additives, Inc.	(f)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,157
Production Resource Group, LLC	(f)	Media	L+750	1.0%	7/23/19	52,500	52,346	52,894
Reddy Ice Corp.		Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,244	4,678	4,680
Sable International Finance Ltd.	(g)	Media	L+550	1.0%	4/28/17	5,133	5,071	5,159
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,900	1,869	1,911
ServiceMaster Co., LLC	(i)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,483
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,975	4,954	5,012
Southcross Holdings Borrower LP	(f)	Energy	L+500	1.0%	8/4/21	314	313	306
Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	3,263	3,272	2,841
Stardust Finance Holdings, Inc.	(g)	Materials	L+550	1.0%	3/13/22	3,153	3,078	3,162
Stonewall Gas Gathering LLC		Capital Goods	L+775	1.0%	1/28/22	13,590	12,947	13,759
SunGard Availability Services Capital, Inc.	(f)	Software & Services	L+500	1.0%	3/29/19	25,065	23,106	23,123
SunGard Availability Services Capital, Inc.	(i)	Software & Services	L+450		3/8/18	7,000	5,539	5,845
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	12,432	12,432	12,557
Sunnova Asset Portfolio 5 Holdings, LLC	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	9,203	9,203	9,295
Telx Group, Inc.	(f)	Software & Services	L+350	1.0%	4/9/20	2,475	2,465	2,469
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	13,654	13,654	13,859
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	762	758	707

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vertellus Performance Chemicals LLC	(f)(m)	Materials	L+950	1.0%	1/30/20	$42,000	$42,000	$42,024
Warren Resources, Inc.	(m)	Energy	L+850	1.0%	5/22/20	27,778	27,778	27,778
Warren Resources, Inc.	(i)	Energy	L+850	1.0%	5/22/20	3,794	3,794	3,794
Waste Pro USA, Inc.	(f)(m)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,513	30,513	30,971
Waste Pro USA, Inc.	(i)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,383
Weight Watchers International, Inc.	(g)(h)	Consumer Services	L+300		4/2/16	7,671	6,757	6,877
Weight Watchers International, Inc.	(g)(h)	Consumer Services	L+325	0.8%	4/2/20	17,548	9,341	8,514
Winchester Electronics Corp.	(m)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,818
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,871
Winchester Electronics Corp.	(i)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	4,397	4,397	4,397

Total Senior Secured Loans—First Lien							911,451	913,900
Unfunded Loan Commitments							(143,786)	(143,786)

Net Senior Secured Loans—First Lien							767,665	770,114

Senior Secured Loans—Second Lien—20.0%
AdvancePierre Foods, Inc.	(h)	Food & Staples Retailing	L+825	1.3%	10/10/17	894	907	909
Advantage Sales & Marketing Inc.	(m)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,208	4,270
Affordable Care, Inc.	(m)	Health Care Equipment & Services	L+925	1.3%	12/26/19	12,216	12,133	12,094
Alison US LLC	(g)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,145	5,111
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,579	3,689
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	666	663	653
Atlas Resource Partners, L.P.	(g)(m)	Energy	L+900	1.0%	2/23/20	33,000	32,106	33,564
BBB Industries US Holdings, Inc.	(f)(m)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,605	24,396
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	8,850	8,791	8,219
BRG Sports, Inc.	(m)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,541	3,616
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,333
CDS U.S. Intermediate Holdings, Inc.	(f)(g)(h)	Media	L+825	1.0%	7/10/23	10,000	9,850	9,956
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	908	939
ColourOz Investment 2 LLC	(g)	Materials	L+725	1.0%	9/5/22	1,143	1,135	1,142

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Compuware Corp.	(f)(m)	Software & Services	L+825	1.0%	12/15/22	$17,000	$15,315	$15,909
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	1,500	1,205	1,226
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,542	2,546
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,149	4,496
Inmar, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,921
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,009	1,943
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,342	3,566
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	10,250	9,809	9,989
National Surgical Hospitals, Inc.	(m)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	5,018
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	27,084	27,214	26,932
Nielsen & Bainbridge, LLC	(m)	Consumer Services	L+925	1.0%	8/15/21	5,558	5,479	5,475
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	12,000	11,891	11,460
Pelican Products, Inc.	(m)	Capital Goods	L+825	1.0%	4/9/21	4,410	4,379	4,388
Printpack Holdings, Inc.	(m)	Materials	L+875	1.0%	5/28/21	10,000	9,827	9,800
Sequential Brands Group, Inc.	(f)(g)	Consumer Durables & Apparel	L+900	1.0%	4/8/21	27,000	27,000	27,270
Spencer Gifts LLC	(m)(o)	Retailing	L+825		6/29/22	20,000	19,900	19,900
Stardust Finance Holdings, Inc.	(g)	Materials	L+950	1.0%	3/13/23	15,000	14,141	14,775
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,583	3,698
Ultima US Holdings LLC	(g)	Capital Goods	L+850	1.0%	12/31/20	3,000	2,978	2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	1,091
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,990
Vouvray US Finance LLC	(g)(m)	Transportation	L+750	1.0%	12/27/21	5,714	5,661	5,714

Total Senior Secured Loans—Second Lien							298,598	296,983

Senior Secured Bonds—7.1%
Algeco Scotsman Global Finance Plc	(e)(g)(l)	Commercial & Professional Services	8.5%		10/15/18	16,469	16,240	16,057
American Energy—Woodford, LLC	(e)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,625	1,865	1,864
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	22,645	20,616	21,852
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	26,825	22,890	22,265
Comstock Resources, Inc.	(e)(l)	Energy	10.0%		3/15/20	2,500	2,500	2,269

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global A&T Electronics Ltd.	(e)(g)	Technology Hardware & Equipment	10.0%		2/1/19	$12,550	$11,760	$11,844
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	3,500	3,500	3,299
Logan’s Roadhouse, Inc.	(e)(f)(l)	Consumer Services	10.8%		10/15/17	10,150	7,954	7,549
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	756	636
SandRidge Energy, Inc.	(e)(g)	Energy	8.8%		6/1/20	11,700	11,672	10,479
Tembec Industries Inc.	(e)(g)(l)	Materials	9.0%		12/15/19	8,200	8,200	7,770

Total Senior Secured Bonds							107,953	105,884

Subordinated Debt—23.1%
Algeco Scotsman Global Finance Plc	(e)(g)(l)	Commercial & Professional Services	10.8%		10/15/19	15,000	12,686	11,588
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	665	746
Atlas Energy Holdings Operating Co., LLC	(e)(g)	Energy	7.8%		1/15/21	1,000	710	745
Bellatrix Exploration Ltd.	(e)(g)	Energy	8.5%		5/15/20	10,000	9,805	9,450
Blue Coat Holdings, Inc.	(e)	Technology Hardware & Equipment	8.4%		6/1/23	25,000	25,000	25,469
BWAY Holding Co.	(e)	Materials	9.1%		8/15/21	6,250	6,214	6,422
Calumet Specialty Products Partners, L.P.	(g)	Energy	7.8%		4/15/23	10,300	10,224	10,596
Canbriam Energy Inc.	(e)(g)	Energy	9.8%		11/15/19	20,300	20,095	20,909
CEC Entertainment, Inc.	(e)(l)	Consumer Services	8.0%		2/15/22	19,715	19,259	19,666
Ceridian Corp.	(e)	Software & Services	11.0%		3/15/21	20,666	21,947	21,958
Communications Sales & Leasing, Inc.	(e)(g)	Telecommunication Services	8.3%		10/15/23	2,000	1,942	1,966
Eclipse Resources Corp.	(e)(g)(h)	Energy	8.9%		7/15/23	9,175	8,983	8,911
Elizabeth Arden, Inc.	(e)(g)(l)	Household & Personal Products	7.4%		3/15/21	4,540	4,026	3,768
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	620	620	620
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Jupiter Resources Inc.	(e)(g)	Energy	8.5%		10/1/22	31,850	28,263	26,953
Legacy Reserves LP	(e)(g)	Energy	6.6%		12/1/21	5,000	3,929	4,000
Legacy Reserves LP	(e)(g)	Energy	8.0%		12/1/20	1,000	855	865
Lightstream Resources Ltd.	(e)(g)	Energy	8.6%		2/1/20	4,200	3,526	2,740

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Linn Energy, LLC	(e)(g)(l)	Energy	6.3%		11/1/19	$1,500	$1,235	$1,200
Linn Energy, LLC	(e)(g)	Energy	6.5%		9/15/21	1,000	812	806
Linn Energy, LLC	(e)(g)(l)	Energy	7.8%		2/1/21	1,500	1,201	1,181
Linn Energy, LLC	(e)(g)	Energy	8.6%		4/15/20	500	430	416
Navistar International Corp.	(e)(g)	Transportation	8.3%		11/1/21	10,240	9,977	9,792
NewStar Financial, Inc.	(f)(g)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	35,362	38,500
Northern Oil and Gas, Inc.	(e)(g)	Energy	8.0%		6/1/20	3,150	2,995	2,886
P.F. Chang’s China Bistro, Inc.	(e)(l)	Consumer Services	10.3%		6/30/20	38,865	39,592	40,225
PriSo Acquisition Corp.	(e)	Materials	9.0%		5/15/23	26,150	26,087	25,627
Samson Investment Co.	(e)(j)(r)	Energy	9.8%		2/15/20	14,877	12,439	781
SandRidge Energy, Inc.	(e)(g)	Energy	8.8%		1/15/20	10,559	9,742	5,781
SunGard Availability Services Capital, Inc.	(e)(l)	Software & Services	8.8%		4/1/22	14,900	9,813	10,914
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,059	3,971
TI Group Automotive Systems, LLC.	(e)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	10,262
TIBCO Software Inc.		Software & Services	11.4%		12/1/21	4,000	4,108	3,955
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	4,050	4,050	3,542

Total Subordinated Debt							355,752	342,037

Collateralized Securities—0.6%
NewStar Clarendon 2014-1A Class D	(g)	Diversified Financials	L+435		1/25/27	730	684	693
NewStar Clarendon 2014-1A Class Subord. B	(g)	Diversified Financials	12.5%		1/25/27	8,310	8,223	8,155

Total Collateralized Securities							8,907	8,848

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.0%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel	11,429	$12	$12
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel	1,131,428	1,131	1,170
Altus Power America Holdings, LLC, Preferred Equity	(j)	Energy	341,425	341	597
Global Jet Capital Holdings, LP, Preferred Equity	(j)	Commercial & Professional Services	2,333,842	2,334	2,341
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials	173,554	174	295
NewStar Financial, Inc., Warrants	(g)(j)(p)	Diversified Financials	3,000,000	15,057	15,330

Total Equity/Other				19,049	19,745
Unfunded Contingent Warrant Commitment	(q)			—	(5,110)

Net Equity/Other				19,049	14,635

TOTAL INVESTMENTS—103.8%				$1,557,924	1,538,501

LIABILITIES IN EXCESS OF OTHER ASSETS—(3.8)%					(56,077)

NET ASSETS—100.0%					$1,482,424

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)		$371,826		$(934)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.28% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

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

As of June 30, 2015

(in thousands, except share amounts)

Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2015, 78.2% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.7% of the Company’s total assets represented qualifying assets as of June 30, 2015.

(h)	Position or portion thereof unsettled as of June 30, 2015.

(i)	Security is an unfunded commitment.

(j)	Security is non-income producing.

(k)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of June 30, 2015 the fair value of securities rehypothecated by BNPP was $69,554.

(m)	Security or portion thereof held within Jefferson Square Funding LLC, or Jefferson Square Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, National Association, or JPM. (see Note 8).

(n)	Security held within Chestnut Hill Funding LLC, a wholly-owned subsidiary of the Company, which, following June 30, 2015, has entered into a revolving credit facility with Capital One, National Association (see Note 12).

(o)	Security or portion thereof held within Germantown Funding LLC, or Germantown Funding, and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC, or Society Hill Funding, pursuant to an indenture with Citibank, N.A., or Citibank, as trustee (see Note 8).

(p)	Includes 1,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(q)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(r)	Security was on non-accrual status as of June 30, 2015.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2015, the Company had seven wholly-owned financing subsidiaries, one wholly-owned subsidiary through which it holds an interest in a non-controlled and non-affiliated portfolio company and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2015. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenue of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC III Advisor will not earn this part of the incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	69,225,413	$681,349	19,559,137	$193,329
Reinvestment of Distributions	2,076,116	18,562	68,227	648

Total Gross Proceeds	71,301,529	699,911	19,627,364	193,977
Commissions and Dealer Manager Fees	—	(62,744)	—	(17,296)

Net Proceeds to Company	71,301,529	637,167	19,627,364	176,681
Share Repurchase Program	(77,318)	(691)	—	—

Net Proceeds from Share Transactions	71,224,211	$636,476	19,627,364	$176,681

Status of Continuous Public Offering

Since commencing its continuous public offering and through July 28, 2015, the Company has issued 179,227,237 shares of common stock for gross proceeds of $1,768,540. As of July 28, 2015, the Company had raised total gross proceeds of $1,780,527, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the six months ended June 30, 2015 and 2014, the Company issued 71,301,529 and 19,627,364 shares of common stock for gross proceeds of $699,911 and $193,977 at an average price per share of $9.82 and $9.88, respectively. The gross proceeds received during the six months ended June 30, 2015 and 2014 include reinvested stockholder distributions of $18,562 and $648, respectively, for which the Company issued 2,076,116 and 68,227 shares of common stock, respectively. During the period from July 1, 2015 to July 28, 2015, the Company issued 11,675,117 shares of common stock for gross proceeds of $114,266 at an average price per share of $9.79.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $62,744 and $17,296 for the six months ended June 30, 2015 and 2014, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.87	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.96	$543

On July 8, 2015, the Company repurchased 316,818 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.96 per share for aggregate consideration totaling $2,837.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

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

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the six months ended June 30, 2015, Franklin Square Holdings did not fund any of the Company’s organization and offering costs. As of June 30, 2015, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$8,669	$491	$14,745	$491
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$282	$—	$282
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$1,954	$—	$1,954	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$719	$80	$989	$80
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$801	$314	$1,398	$1,212
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$6,213	$3,248	$11,737	$3,248

(1)	During the six months ended June 30, 2015, $598 in expense reimbursements were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $9,242 in net base management fees were paid to FSIC III Advisor. During the six months ended June 30, 2014, there were no base management fees paid to FSIC III Advisor. As of June 30, 2015, $8,669 in base management fees were payable to FSIC III Advisor.

(2)	During the six months ended June 30, 2015 and 2014, the Company accrued capital gains incentive fees of $0 and $282, respectively, based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FSIC III Advisor during the six months ended June 30, 2015 and 2014. As of June 30, 2015, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)	During the six months ended June 30, 2015 and 2014, no amounts were paid to FSIC III Advisor in respect of the subordinated incentive fee on income. As of June 30, 2015, a subordinated incentive fee on income of $1,954 was payable to FSIC III Advisor.

(4)	During the six months ended June 30, 2015 and 2014, $930 and $23, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $536 and $4 in administrative services expenses to FSIC III Advisor during the six months ended June 30, 2015 and 2014, respectively.

(5)	During the six months ended June 30, 2015 and 2014, the Company incurred offering costs of $2,400 and $1,929, respectively, of which $1,398 and $1,212, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. During the six months ended June 30, 2014, FSIC III Advisor and its affiliates directly funded $1,929 of the Company’s organization and offering costs and the Company paid $2,710 to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(6)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of July 28, 2015, the Company has issued an aggregate of 1,684,154 shares of common stock for aggregate proceeds of $15,179 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

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

As of December 31, 2014, $598 of reimbursements were payable to the Company from Franklin Square Holdings. During the six months ended June 30, 2015, the Company did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the six months ended June 30, 2015, the Company did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by the Company to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2015, the Company had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the six months ended June 30, 2015, the Company accrued $1,650 for expense recoupments payable to Franklin Square Holdings, of which $322 was paid. As of June 30, 2015, $1,819 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to the Company as of June 30, 2015 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
September 30, 2014	$1,221	0.85%	7.00%	September 30, 2017
December 31, 2014	$598	0.90%	7.11%	December 31, 2017
March 31, 2015	$—	N/A	N/A	N/A
June 30, 2015	$—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the six months ended June 30, 2015 and 2014, FS Trust purchased $231 and $31, respectively, of the Company’s shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570

The Company currently authorizes and declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On May 13, 2015 and August 4, 2015, the Company’s board of directors declared regular weekly cash distributions for July 2015 through September 2015 and October 2015 through December 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

On January 5, 2015, the Company amended and restated its distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the six months ended June 30, 2015 and 2014 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the six months ended June 30, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the six months ended June 30, 2014, $1,111 of the distributions paid was funded through the reimbursement of operating expenses by Franklin Square Holdings.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	46,225	100%	—	—
Short-term capital gains proceeds from the sale of assets	37	0%	34	3%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	1,111	97%

Total	$46,262	100%	$1,145	100%

(1)	During the six months ended June 30, 2015 and 2014, 93.7% and 99.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.6% and 0.3%, respectively, was attributable to non-cash accretion of discount and 0.7% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $46,225 and $1,111, respectively. As of June 30, 2015 and December 31, 2014, the Company had distributed all of its net investment income and realized gains on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
GAAP-basis net investment income	$38,516	$769
Tax-basis deferral and amortization of organization costs	(8)	60
Reversal of incentive fee accrual on unrealized gains	—	282
Reclassification of unamortized original issue discount	(36)	—
Tax-basis net investment income portion of total return swap payments	6,997	—
Accretion of discount on total return swap	747	—
Other miscellaneous differences	9	—

Tax-basis net investment income	$46,225	$1,111

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

As of June 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$—	$—
Distributable realized gains (long-term capital gains)	—	—
Incentive fee accrual on unrealized gains	—	—
Unamortized organization costs	(232)	(240)
Capital loss carryover(1)	(1,376)	—
Net unrealized appreciation (depreciation) on investments and total return swap(2)	(21,463)	(28,611)

Total	$(23,071)	$(28,851)

(1)	The capital loss carryover is available to reduce capital gain distribution requirements in future years and does not expire.

(2)	As of June 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and TRS was $20,404 and $8,892, respectively. As of June 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and TRS was $41,867 and $37,503, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $1,559,030 and $719,048 as of June 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(21,463) and $(28,611) as of June 30, 2015 and December 31, 2014, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$767,665	$770,114	50%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	298,598	296,983	19%	173,357	170,515	25%
Senior Secured Bonds	107,953	105,884	7%	43,253	43,089	6%
Subordinated Debt	355,752	342,037	22%	197,259	180,178	26%
Collateralized Securities	8,907	8,848	1%	8,907	8,907	1%
Equity/Other	19,049	14,635	1%	16,628	14,839	2%

Total	$1,557,924	$1,538,501	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $371,826 and $368,882, respectively, as of June 30, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,085,950	$1,086,118	57%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	352,139	349,861	18%	200,837	197,594	20%
Senior Secured Bonds	107,953	105,884	6%	43,253	43,089	4%
Subordinated Debt	355,752	342,037	18%	197,259	180,178	18%
Collateralized Securities	8,907	8,848	0%	8,907	8,907	1%
Equity/Other	19,049	14,635	1%	16,628	14,839	2%

Total	$1,929,750	$1,907,383	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $143,786 and one unfunded commitment to purchase up to $700 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, the Company had seven unfunded debt investments with aggregate unfunded commitments of $47,792. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$37,991	3%	$27,208	4%
Capital Goods	137,876	9%	35,615	5%
Commercial & Professional Services	109,317	7%	76,536	11%
Consumer Durables & Apparel	42,918	3%	30,628	4%
Consumer Services	207,124	14%	100,066	14%
Diversified Financials	57,568	4%	59,606	9%
Energy	284,317	19%	115,159	16%
Food, Beverage & Tobacco	4,680	0%	—	—
Food & Staples Retailing	5,962	0%	2,352	0%
Health Care Equipment & Services	17,112	1%	4,831	1%
Household & Personal Products	3,768	0%	9,246	1%
Insurance	3,542	0%	4,048	1%
Materials	139,517	9%	54,034	8%
Media	71,659	5%	25,575	4%
Real Estate	19,912	1%	—	—
Retailing	19,900	1%	—	—
Software & Services	245,103	16%	86,454	12%
Technology Hardware & Equipment	94,099	6%	38,877	6%
Telecommunication Services	6,978	0%	5,050	1%
Transportation	29,158	2%	20,520	3%

Total	$1,538,501	100%	$695,805	100%

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

As of June 30, 2015 and December 31, 2014, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2015 (Unaudited)		December 31, 2014
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	1,538,501	(934)	695,805	(5,368)

Total	$1,538,501	$(934)	$695,805	$(5,368)

The Company’s investments as of June 30, 2015 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twenty-nine senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near June 30, 2015, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly issued and purchased near December 31, 2014, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company values the TRS in accordance with the agreements between Center City Funding LLC, or Center City Funding, and Citibank, N.A., or Citibank, that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	993	538	830	1,250	—	—	3,611
Net realized gain (loss)	496	142	10	(3,593)	—	—	(2,945)
Net change in unrealized appreciation (depreciation)	3,457	1,227	(1,905)	3,366	(59)	(2,625)	3,461
Purchases	548,885	130,969	77,440	234,597	—	2,421	994,312
Paid-in-kind interest	454	—	—	—	—	—	454
Sales and redemptions	(62,448)	(6,408)	(13,580)	(73,761)	—	—	(156,197)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$770,114	$296,983	$105,884	$342,037	$8,848	$14,635	$1,538,501

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,178	$648	$(2,058)	$(3,129)	$(59)	$(2,625)	$(2,045)

	For the Six Months Ended June 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	—	3	—	—	—	—	3
Net realized gain (loss)	(1)	35	—	—	—	—	34
Net change in unrealized appreciation (depreciation)	448	929	—	—	—	—	1,377
Purchases	79,403	60,801	—	—	—	174	140,378
Sales and redemptions	(144)	(2,025)	—	—	—	—	(2,169)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$79,706	$59,743	$—	$—	$—	$174	$139,623

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$448	$929	$—	$—	$—	$—	$1,377

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at June 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$452,721	Market Comparables	Market Yield (%)	7.0% - 14.0%	10.0%
	54,850	Cost	Cost	100.0% - 100.0%	100.0%
	262,543	Market Quotes	Indicative Dealer Quotes	47.9% - 101.8%	95.7%
Senior Secured Loans—Second Lien	71,828	Market Comparables	Market Yield (%)	8.5% - 14.0%	10.5%
	225,155	Market Quotes	Indicative Dealer Quotes	53.7% - 102.1%	95.9%
Senior Secured Bonds	105,884	Market Quotes	Indicative Dealer Quotes	70.0% - 98.0%	90.5%
Subordinated Debt	38,500	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
	5,446	Other(2)	Other(2)	N/A	N/A
	298,091	Market Quotes	Indicative Dealer Quotes	4.3% - 106.8%	94.9%
Collateralized Securities	8,848	Market Quotes	Indicative Dealer Quotes	95.0% - 98.1%	97.9%
Equity/Other	12,294	Market Comparables	EBITDA Multiples (x)	6.8x - 11.5x	10.4x
		Market Comparables	Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	2,341	Other(2)	Other(2)	N/A	N/A

Total	$1,538,501

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

Type of Investment	Fair Value at December 31, 2014(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$130,417	Market Comparables	Market Yield (%)	8.0% - 12.3%	9.4%
	26,920	Cost	Cost	100.0% - 100.0%	100.0%
	19,804	Other(3)	Other	N/A	N/A
	101,136	Market Quotes	Indicative Dealer Quotes	79.0% - 102.0%	96.5%
Senior Secured Loans—Second Lien	20,323	Market Comparables	Market Yield (%)	8.5% - 11.5%	9.3%
	150,192	Market Quotes	Indicative Dealer Quotes	71.6% - 101.3%	95.2%
Senior Secured Bonds	43,089	Market Quotes	Indicative Dealer Quotes	73.5% - 99.5%	89.4%
Subordinated Debt	37,500	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	313	Other	Other	N/A	N/A
	142,365	Market Quotes	Indicative Dealer Quotes	41.5% - 106.0%	86.5%
Collateralized Securities	8,907	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	13,696	Market Comparables	EBITDA Multiples (x)	6.8x - 10.5x	8.5x
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	1,143	Cost	Cost	$1.00 - $1.00	$1.00

Total	$695,805

(1)	Except as otherwise described below, the remaining level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%(1)	$371,826	$28,174	N/A(2)
BNP Facility	Prime Brokerage Facility	L+1.10%	$87,100	$112,900	March 26, 2016(3)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$160,600	$39,400	December 2, 2018
JPM Credit Facility	Revolving Credit Facility	L+2.50%	$131,440	$168,560	May 8, 2019
Goldman Facility	Repurchase	L+2.50%	$—	N/A(4)	July 15, 2019

(1)	On June 26, 2015, Center City Funding entered into an amendment to the TRS to, among other things, increase the swap spread over the one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.32% per annum to 1.50% per annum.

(2)	The TRS may be terminated by Center City Funding at any time. On June 26, 2015, Center City Funding entered into an amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 26, 2015 to any time on or after June 26, 2016. Any such termination may be in whole or in part, upon prior written notice to the other party.

(3)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(4)	On June 18, 2015, the Company entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $300,000 is available to the Company effective July 15, 2015.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $231,927 and 2.55%, respectively. As of June 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.68%.

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On August 25, 2014, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City Funding entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000 and, on January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000. In addition, on June 26, 2015,

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Center City Funding entered into a fourth amendment to the TRS to (1) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2015 to any time on or after June 26, 2016; (2) increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.32% per annum to 1.50% per annum; (3) reduce the amount of initial cash collateral Center City Funding is required to post in accordance with the margin requirements of the TRS (generally reduced from 25% to 20% of the notional amount of each loan that becomes subject to the TRS); and (4) decrease the threshold at which Center City Funding is required to post additional cash collateral in accordance with the margin requirements of the TRS in the event of depreciation in the value of the loans underlying the TRS.

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

The obligations of Center City Funding under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City Funding, which generally will equal the value of cash collateral provided by Center City Funding under the TRS. Pursuant to the terms of the TRS, Center City Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $400,000. Center City Funding is required to initially cash collateralize a specified percentage of the notional amount of each loan (generally 20%) that becomes subject to the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City Funding are available to pay the Company’s debts.

Pursuant to the terms of an investment management agreement that the Company has entered into with Center City Funding, the Company acts as the investment manager of the rights and obligations of Center City Funding under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans subject to the TRS are selected by the Company in accordance with the Company’s investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Center City Funding may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by a nationally

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Center City Funding for the purpose of funding any additional collateral or payment obligations for which Center City Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Center City Funding and Center City Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City Funding under the TRS. In the event of an early termination of the TRS, Center City Funding would be required to pay an early termination fee.

Citibank may terminate the TRS from any time on or after June 26, 2016. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 26, 2016 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2016. Such monthly payments equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($400,000), multiplied by (z) 1.50% per annum. If the TRS had been terminated as of June 30, 2015, Center City Funding would have been required to pay an early termination fee of approximately $4,512. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of June 30, 2015 and December 31, 2014, the fair value of the TRS was $(934) and $(5,368), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of June 30, 2015, Center City Funding had selected 54 underlying loans with a total notional amount of $371,826 and posted $105,000 in cash collateral held by Citibank (of which only $82,250 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2014, Center City Funding had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food & Staples Retailing	L+825	1.3%	10/10/17	$7,872	$7,869	$(3)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,376	7,202	(174)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,875	(525)
Alliant Holdings I, LLC	Insurance	L+400	1.0%	12/20/19	5,217	5,276	59
Alvogen Pharma US, Inc.	Pharmaceuticals, Biotechnology & Life Sciences	L+500	1.0%	4/1/22	8,917	8,973	56
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,925	4,925	—
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,771	9,625	(146)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,820	8,020	200
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,877	(3)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+575		3/1/17	9,628	9,220	(408)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+675		3/1/17	4,481	4,293	(188)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,906	5,914	8
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,900	50
CEC Entertainment, Inc.	Consumer Services	L+300	1.0%	2/12/21	2,892	2,892	—
Communications Sales & Leasing, Inc.(3)	Telecommunication Services	L+400	1.0%	10/24/22	10,983	10,992	9
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,343	11,642	299
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,600	6,458	(142)
CT Technologies Intermediate Holdings, Inc.	Software & Services	L+425	1.0%	12/1/21	830	839	9
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,465	8,609	144
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,599	5,657	(942)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,783	196
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	988	990	2
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,416	5,717	(699)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,894	14,680	786
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	11,047	11,036	(11)
Infiltrator Water Technologies, LLC	Capital Goods	L+425	1.0%	5/27/22	2,843	2,870	27
Informatica Corp.(3)	Software & Services	L+350	1.0%	6/3/22	8,207	8,205	(2)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,415	(24)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	10,003	10,231	228
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,941	3,914	(27)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,413	(99)
JELD-WEN, Inc.	Capital Goods	L+400	1.0%	7/1/22	5,718	5,747	29
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,092	6,103	11
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	10,035	9,564	(471)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,965	6,983	18
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	5,892	5,769	(123)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	12,830	12,821	(9)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,671	7,717	46
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,776	9,526	(250)
Payless Inc.	Consumer Durables & Apparel	L+400	1.0%	3/11/21	4,202	4,084	(118)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,226	14
Physio-Control International, Inc.	Health Care Equipment & Services	L+450	1.0%	6/6/22	4,392	4,428	36
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,937	37
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,339	1,324	(15)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,851	2,466	(1,385)
Sable International Finance Ltd.(3)	Media	L+450	1.0%	4/28/17	7,254	7,300	46
Sable International Finance Ltd.(3)	Media	L+550	1.0%	4/28/17	3,152	3,208	56
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	8,604	8,571	(33)
ServiceMaster Co., LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	7,782	7,847	65
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,689	16,746	57
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/13/22	7,685	7,883	198
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	3,163	113
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	13,226	13,466	240
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,691	(186)

Total					$371,826	$368,882	(2,944)

		Total TRS Accrued Income and Liabilities:					2,010

			Total TRS Fair Value:				(934)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2015, three-month LIBOR was 0.28%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta HoldCo, Inc.	Consumer Services	L+400	1.0%	9/26/21	$6,884	$6,927	$43
AECOM Technology Corp.(3)	Commercial & Professional Services	L+300	0.8%	10/15/21	5,517	5,541	24
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,413	7,313	(100)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,306	(94)
Auris Luxembourg III Sarl(3)	Health Care Equipment & Services	L+450	1.0%	1/17/22	4,137	4,157	20
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	12,740	12,870	130
BWAY Holding Co.	Materials	L+450	1.0%	8/14/20	3,694	3,713	19
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+575		3/1/17	9,628	9,055	(573)
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+675		3/1/17	4,481	4,186	(295)
CEC Entertainment, Inc.	Consumer Services	L+300	1.0%	2/12/21	2,906	2,900	(6)
Chief Power Finance, LLC	Energy	L+475	1.0%	12/31/20	4,906	4,919	13
CITGO Petroleum Corp.	Energy	L+350	1.0%	7/29/21	1,872	1,875	3
Compuware Corp	Software & Services	L+525	1.0%	12/15/21	11,400	11,390	(10)
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,639	6,431	(208)
CT Technologies Intermediate Holdings, Inc.	Software & Services	L+500	1.0%	12/1/21	834	838	4
Dealer Tire, LLC	Automobiles & Components	L+450	1.0%	12/22/21	4,653	4,665	12
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,633	5,360	(1,273)
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+450	1.0%	11/4/21	7,338	7,370	32
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+825	1.0%	11/4/22	9,587	9,612	25
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	992	973	(19)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,448	5,335	(1,113)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	12,666	12,221	(445)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	3,465	3,456	(9)
Green Energy Partners/Stonewall LLC	Energy	L+550	1.0%	11/13/21	1,650	1,654	4
Husky Injection Molding Systems Ltd.(3)	Capital Goods	L+325	1.0%	6/30/21	982	966	(16)
IBC Capital Ltd.(3)	Materials	L+375	1.0%	9/9/21	3,308	3,315	7
J. Crew Group, Inc.	Retailing	L+300	1.0%	3/5/21	9,384	9,001	(383)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	5,147	5,099	(48)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,425	(87)
JELD-WEN, Inc.	Capital Goods	L+425	1.0%	10/15/21	10,909	10,876	(33)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	5,892	5,831	(61)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	9,910	9,800	(110)
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+325	1.0%	6/22/19	12,674	12,471	(203)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,710	7,493	(217)
Packers Holdings, LLC	Commercial & Professional Services	L+400	1.0%	12/2/21	1,721	1,721	—
Payless Inc.	Consumer Durables & Apparel	L+400	1.0%	3/11/21	4,224	3,942	(282)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,276	2,247	(29)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,189	(23)
Ranpak Corp.	Materials	L+375	1.0%	10/1/21	1,357	1,349	(8)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,870	3,146	(724)
Roundy’s Supermarkets, Inc.	Food & Staples Retailing	L+475	1.0%	3/3/21	2,725	2,728	3
Sable International Finance Ltd.(3)	Media	L+450	1.0%	11/25/16	8,556	8,578	22
Sable International Finance Ltd.(3)	Media	L+550	1.0%	11/25/16	3,152	3,184	32
Scientific Games International, Inc.(3)	Consumer Services	L+500	1.0%	10/1/21	13,727	13,646	(81)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	9,056	8,896	(160)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
The ServiceMaster Co., LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	$7,822	$7,735	$(87)
Spencer Gifts LLC	Retailing	L+450	1.0%	7/16/21	7,763	7,729	(34)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,430	3,455	25
Travelport Finance (Luxembourg) Sarl(3)	Consumer Services	L+500	1.0%	9/2/21	4,748	4,791	43
Winebow Holdings, Inc.	Retailing	L+375	1.0%	7/1/21	3,582	3,451	(131)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,716	(161)

Total					$292,409	$285,847	(6,562)

		Total TRS Accrued Income and Liabilities:					1,194

			Total TRS Fair Value:				$(5,368)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, three-month LIBOR was 0.26%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

The Company may contribute securities to Burholme Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through its ownership of Burholme Funding or will receive fair market value for any securities sold to Burholme Funding. Burholme Funding may purchase additional securities from various sources. Burholme Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. Burholme Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of securities. Such pledged portfolio of securities is held in a segregated custody account with State Street. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Burholme Funding under the BNP facility are non-recourse to the Company, and the Company’s exposure under the BNP facility is limited to the value of its investment in Burholme Funding.

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Interest is payable monthly in arrears. Burholme Funding will be required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the BNP facility has not been

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.20% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Burholme Funding will receive a fee from BNPP in connection with any rehypothecated securities. Burholme Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Burholme Funding to BNPP. Burholme Funding may recall any rehypothecated security at any time, and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Burholme Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such unreturned rehypothecated security against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Burholme Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Burholme Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

As of June 30, 2015 and December 31, 2014, $87,100 and $87,100, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $97 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$304	$601
Non-usage fees	160	207
Amortization of deferred financing costs	101	163

Total interest expense	$565	$971

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$911
Average borrowings under the facility	$87,100
Effective interest rate on borrowings (including the effect of non-usage fees)	2.10%
Weighted average interest rate (including the effect of non-usage fees)	1.84%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of borrowings available under the Deutsche Bank credit facility to $150,000 from $100,000, and on March 24, 2015, Dunlap Funding entered into a second amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of available borrowings to $200,000 from $150,000 on a committed basis.

Under the Deutsche Bank credit facility, the Company may contribute assets to Dunlap Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Dunlap Funding or will receive fair market value for any assets sold to Dunlap Funding. Dunlap Funding may purchase additional assets from various sources. Dunlap Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunlap Funding’s obligations to Deutsche Bank under the Deutsche Bank credit facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Deutsche Bank credit facility are non-recourse to the Company, and the Company’s exposure under the Deutsche Bank credit facility is limited to the value of its investment in Dunlap Funding.

Pricing under the Deutsche Bank credit facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.25% per annum. Interest is payable quarterly in arrears. Dunlap Funding will be subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Deutsche Bank credit facility has not been borrowed. In addition, Dunlap Funding is subject to (i) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Deutsche Bank credit facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) an administration fee. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 2, 2018. Dunlap Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank credit facility.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2015 and December 31, 2014, $160,600 and $25,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,199 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $1,921 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$995	$1,453
Non-usage fees and make whole fees(1)	106	160
Amortization of deferred financing costs	139	255

Total interest expense	$1,240	$1,868

(1)	Dunlap Funding was subject to a make whole fee for the year ended December 31, 2014 as a result of the level of its utilization of the Deutsche Bank credit facility during such period and, accordingly, Dunlap Funding accrued such fee. Due to increased utilization of the Deutsche Bank credit facility during the six months ended June 30, 2015, Dunlap Funding was not subject to the make whole fee during such period and, as a result, the accrual of such fee was reversed during the period.

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$767
Average borrowings under the facility	$105,613
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	2.92%
Weighted average interest rate (including the effect of non-usage and administration fees)	3.04%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding LLC, or Jefferson Square, entered into a senior-secured term loan credit facility, or the JPM credit facility, with JPMorgan Chase Bank, National Association, or JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP, or Virtus, as collateral administrator. The JPM credit facility provides for delayed-draw borrowings in an aggregate principal amount of up to $300,000 on a committed basis before September 8, 2015.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Under the JPM credit facility, the Company may contribute cash, loans or bonds to Jefferson Square from time to time, subject to certain restrictions set forth in the JPM credit facility, and will retain a residual interest in any assets contributed through its ownership of Jefferson Square or will receive fair market value for any assets sold to Jefferson Square. Jefferson Square may purchase additional assets from various sources. Jefferson Square has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Jefferson Square’s obligations to JPM under the JPM credit facility are secured by a first priority security interest in substantially all of the assets of Jefferson Square, including its portfolio of assets. The obligations of Jefferson Square under the JPM credit facility are non-recourse to the Company, and the Company’s exposure under the JPM credit facility is limited to the value of the Company’s investment in Jefferson Square.

Borrowings under the JPM credit facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

As of June 30, 2015, $131,440 was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $53 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of June 30, 2015, $51 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the JPM credit facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$547	$547
Amortization of deferred financing costs	2	2

Total interest expense	$549	$549

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$131,440
Effective interest rate on borrowings	2.78%
Weighted average interest rate	2.78%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and will commence on October 25, 2015.

(2)	The average borrowings under the JPM credit facility are calculated for the period since the Company commenced borrowing thereunder to June 30, 2015.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings of Jefferson Square will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Goldman Facility

On June 18, 2015, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Germantown Funding LLC, or Germantown Funding, and Society Hill Funding LLC, or Society Hill Funding, entered into a debt financing arrangement with Goldman pursuant to which up to $300,000 is available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternative arrangements.

Pursuant to the financing arrangement, assets in the Company’s portfolio may be sold and/or contributed by it from time to time to Germantown Funding pursuant to an amended and restated sale and contribution agreement, dated as of June 18, 2015, between the Company and Germantown Funding, or the sale and contribution agreement. The assets held by Germantown Funding secure the obligations of Germantown Funding under floating rate notes, or the notes, issued from time to time by Germantown Funding to Society Hill Funding pursuant to an indenture, dated as of June 18, 2015, with Citibank, as trustee, or the indenture. Pursuant to the indenture, the aggregate principal amount of notes that may be issued by Germantown Funding from time to time is $500,000. Society Hill Funding will purchase the notes to be issued by Germantown Funding from time to time at a purchase price equal to their par value.

Interest on the notes under the indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the notes will be due and payable on the stated maturity date of October 15, 2027.

Society Hill Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of June 18, 2015 and effective as of July 15, 2015, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning July 15, 2015 to, but excluding the date that is ten business days prior to, July 15, 2019, Goldman will purchase notes held by Society Hill Funding for an aggregate purchase price equal to 60% of the principal amount of notes purchased. Subject to certain conditions, the maximum principal amount of notes that may be purchased under the Goldman facility is $500,000. Accordingly, the aggregate maximum amount payable to Society Hill Funding under the Goldman facility will not exceed $300,000.

Society Hill Funding will repurchase the notes sold to Goldman under the Goldman facility no later than July 15, 2019. The repurchase price paid by Society Hill Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Until November 15, 2015, financing fees will accrue on the aggregate purchase price paid by Goldman for such notes. Thereafter, financing fees will accrue on $300,000 (even if the aggregate purchase price paid for notes purchased by Goldman at that time is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to July 15, 2019 due to an event of default or the failure of Germantown Funding to commit to sell any underlying assets that become defaulted obligations within 30 days, then Society Hill Funding must pay to

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through July 15, 2019 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

Goldman may require Society Hill Funding to post cash collateral if the market value of the notes (measured by reference to the market value of Germantown Funding’s portfolio of assets), together with any posted cash collateral, is less than the required margin amount under the Goldman facility; provided, however, that Society Hill Funding will not be required to post cash collateral with Goldman until such market value has declined at least 10% from the initial market value of the notes. In addition, if the market value of any underlying asset held in Germantown Funding’s portfolio of assets is less than 70% of the initial market value of such underlying asset, Goldman may require Society Hill Funding to post additional cash collateral in an amount equal to 15% of the outstanding principal balance of such underlying asset. In each such event, in order to satisfy these requirements, Society Hill Funding intends to borrow funds from the Company pursuant to an uncommitted revolving credit agreement, dated as of June 18, 2015, between Society Hill Funding, as borrower, and the Company, as lender, or the revolving credit agreement. The Company may, in its sole discretion, make such loans from time to time to Society Hill Funding pursuant to the terms of the revolving credit agreement. Borrowings under the revolving credit agreement may not exceed $300,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

The Company incurred costs of $19 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of June 30, 2015, $19 of such deferred financing costs had yet to be amortized to interest expense.

Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$9.00
Results of operations(2)
Net investment income	0.29	0.45
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.10	(0.62)

Net increase (decrease) in net assets resulting from operations	0.39	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.35)	(0.52)
Distributions from net realized gain on investments	0.00	—

Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.52)

Capital share transactions
Issuance of common stock(4)	0.13	0.47
Offering costs(2)	(0.02)	(0.11)
Payments to investment adviser for offering and organization costs(2)	—	(0.09)
Capital contributions of investment adviser(2)	—	0.05

Net increase in net assets resulting from capital share transactions	0.11	0.32

Net asset value, end of period	$8.78	$8.63

Shares outstanding, end of period	168,802,613	97,578,402

Total return(5)	5.79%	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$1,482,424	$842,577

Ratio of net investment income to average net assets(6)	3.31%	5.10%

Ratio of operating expenses to average net assets(6)	2.00%	2.56%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(0.93)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.15%	—

Ratio of total operating expenses to average net assets(6)	2.15%	1.63%

Portfolio turnover(7)	14.46%	31.24%

Total amount of senior securities outstanding, exclusive of treasury securities	$668,716	$327,237

Asset coverage per unit(8)	3.22	3.58

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the six months ended June 30, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	Weighted average net assets during the six months ended June 30, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 are used for this calculation. The following is a schedule of supplemental ratios for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of subordinated income incentive fees to average net assets	0.17%	—
Ratio of interest expense to average net assets	0.29%	0.10%

(7)	Portfolio turnover for the six months ended June 30, 2015 is not annualized.

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events

On August 13, 2015, the Company’s newly-formed, wholly-owned, special purpose financing subsidiary, Chestnut Hill Funding LLC, or Chestnut Hill Funding, entered into a revolving credit facility, or the Capital One facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian under the Capital One facility. The Capital One facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

The Company may contribute cash or loans to Chestnut Hill Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Chestnut Hill Funding or will receive fair market value for any assets sold to Chestnut Hill Funding. Chestnut Hill Funding may purchase additional assets from various sources. Chestnut Hill Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Chestnut Hill Funding’s obligations to Capital One under the Capital One facility are secured by a first priority security interest in substantially all of the assets of Chestnut Hill Funding, including its portfolio of assets. The obligations of Chestnut Hill Funding under the Capital One facility are non-recourse to the Company, and the Company’s exposure under the Capital One facility is limited to the value of the Company’s investment in Chestnut Hill Funding.

Chestnut Hill Funding will pay interest on its borrowings under the Capital One facility at a rate equal to LIBOR for each 1-month, 2-month or 3-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Chestnut Hill Funding will be subject to (a) a non-usage fee to the extent it has not borrowed the aggregate principal amount available under the Capital One facility and (b) beginning February 13, 2016, a make-whole fee to the extent it has borrowed less than 60% of the aggregate principal amount available under the Capital One facility. Any amounts borrowed under the Capital One facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020. Chestnut Hill Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Capital One facility.

Borrowings under the Capital One facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Chestnut Hill Funding varies depending upon the types of assets in Chestnut Hill Funding’s portfolio.

In connection with the Capital One facility, Chestnut Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Capital One facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal, interest or other payments after any applicable grace period; (b) a cross-default to other indebtedness of Chestnut Hill Funding or the Company; (c) the occurrence of a bankruptcy event with respect to Chestnut Hill Funding, the Company, FSIC III Advisor or GDFM; (d) the failure of the Company to maintain an asset coverage ratio of greater than or equal to 2:1; (e) the failure of the Company to have a net asset value of at least $200,000; (f) a borrowing base deficiency that is not cured in accordance with the terms of the Capital One facility; (g) a change of control; (h) the resignation or removal of FSIC III Advisor, GDFM or the Company as collateral manager; and (i) the failure of Chestnut Hill Funding to maintain a trailing six-months interest coverage ratio of at least 1.5:1. Upon the occurrence and during the continuation of an event of default, Capital One and/or the requisite lenders may declare the

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events (continued)

outstanding advances and all other obligations under the Capital One facility immediately due and payable. During the continuation of an event of default, Chestnut Hill Funding must pay interest at a default rate.

Upon the occurrence and during the continuance of certain events described as “Facility Amortization Events” in the loan and security agreement governing the Capital One facility, Capital One and/or the requisite lenders may elect to suspend Chestnut Hill Funding’s right to borrow under the Capital One facility and apply all income on Chestnut Hill Funding’s portfolio assets to prepay the outstanding principal amount under the Capital One facility.

Borrowings of Chestnut Hill Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K and those factors set forth in “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q. Factors that could cause actual results to differ materially include:

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FSIC III Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC III Advisor is responsible for compensating our investment sub-adviser.

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

As of December 31, 2014, $598 of reimbursements were payable to us from Franklin Square Holdings. During the six months ended June 30, 2015, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the six months ended June 30, 2015, we did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2015, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the six months ended June 30, 2015, we accrued $1,650 for expense recoupments payable to Franklin Square Holdings, of which $322 was paid. As of June 30, 2015, $1,819 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to us as of June 30, 2015 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
September 30, 2014	$1,221	0.85%	7.00%	September 30, 2017
December 31, 2014	$598	0.90%	7.11%	December 31, 2017
March 31, 2015	$—	N/A	N/A	N/A
June 30, 2015	$—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2015 and for the Period from April 2, 2014 (Commencement of Operations) through December 31, 2014

During the six months ended June 30, 2015, we made investments in portfolio companies totaling $994,312. During the same period, we sold investments for proceeds of $116,999 and received principal repayments of $39,198. As of June 30, 2015, our investment portfolio, with a total fair value of $1,538,501 (50% in first lien senior secured loans, 19% in second lien senior secured loans, 7% in senior secured bonds, 22% in subordinated debt, 1% in collateralized securities and 1% in equity/other), consisted of interests in 119 portfolio companies.

The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $261.3 million. As of June 30, 2015, the investments in our portfolio were purchased at a weighted average price of 95.4% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.0% based upon the amortized cost of our investments. For the six months ended June 30, 2015, our total return was 5.79%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of June 30, 2015 and our public offering price of $9.95 per share as of such date, the annualized distribution rate to stockholders as of June 30, 2015 was 7.03%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of June 30, 2015. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and our other periodic reports filed with the SEC. for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 5 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2015:

Net Investment Activity	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Purchases	$648,959	$994,312
Sales and Redemptions	(141,711)	(156,197)

Net Portfolio Activity	$507,248	$838,115

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$372,923	58%	$548,885	55%
Senior Secured Loans—Second Lien	51,456	8%	130,969	13%
Senior Secured Bonds	38,624	6%	77,440	8%
Subordinated Debt	183,753	28%	234,597	24%
Collateralized Securities	—	—	—	—
Equity/Other	2,203	0%	2,421	0%

Total	$648,959	100%	$994,312	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$767,665	$770,114	50%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	298,598	296,983	19%	173,357	170,515	25%
Senior Secured Bonds	107,953	105,884	7%	43,253	43,089	6%
Subordinated Debt	355,752	342,037	22%	197,259	180,178	26%
Collateralized Securities	8,907	8,848	1%	8,907	8,907	1%
Equity/Other	19,049	14,635	1%	16,628	14,839	2%

Total	$1,557,924	$1,538,501	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $371,826 and $368,882, respectively, as of June 30, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,085,950	$1,086,118	57%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	352,139	349,861	18%	200,837	197,594	20%
Senior Secured Bonds	107,953	105,884	6%	43,253	43,089	4%
Subordinated Debt	355,752	342,037	18%	197,259	180,178	18%
Collateralized Securities	8,907	8,848	0%	8,907	8,907	1%
Equity/Other	19,049	14,635	1%	16,628	14,839	2%

Total	$1,929,750	$1,907,383	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Number of Portfolio Companies	119	83
% Variable Rate (based on fair value)	68.6%	63.8%
% Fixed Rate (based on fair value)	30.5%	34.1%
% Income Producing Equity/Other Investments (based on fair value)	—	—
% Non-Income Producing Equity/Other Investments (based on fair value)	0.9%	2.1%
Average Annual EBITDA of Portfolio Companies	$261,300	$231,400
Weighted Average Purchase Price of Investments (as a % of par or stated value)	95.4%	95.2%
% of Investments on Non-Accrual (based on fair value)	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.0%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2015:

New Direct Originations	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Total Commitments (including unfunded commitments)	$395,095	$511,354
Exited Investments (including partial paydowns)	(44,702)	(44,934)

Net Direct Originations	$350,393	$466,420

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$355,164	90%	$438,173	86%
Senior Secured Loans—Second Lien	32,724	8%	65,724	13%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	5,045	1%	5,123	1%
Collateralized Securities	—	—	—	—
Equity/Other	2,162	1%	2,334	0%

Total	$395,095	100%	$511,354	100%

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Average New Direct Origination Commitment Amount	$28,221	$26,913
Weighted Average Maturity for New Direct Originations	12/12/20	10/13/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.4%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.5%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.5%	9.5%

The following table presents certain selected information regarding our direct originations as of June 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	June 30, 2015	December 31, 2014
Number of Portfolio Companies	33	21
Average Annual EBITDA of Portfolio Companies	$65,900	$61,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.5x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.9%	10.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$671,914	44%	$279,244	40%
Opportunistic	576,505	37%	258,261	37%
Broadly Syndicated/Other	290,082	19%	158,300	23%

Total	$1,538,501	100%	$695,805	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$37,991	3%	$27,208	4%
Capital Goods	137,876	9%	35,615	5%
Commercial & Professional Services	109,317	7%	76,536	11%
Consumer Durables & Apparel	42,918	3%	30,628	4%
Consumer Services	207,124	14%	100,066	14%
Diversified Financials	57,568	4%	59,606	9%
Energy	284,317	19%	115,159	16%
Food, Beverage & Tobacco	4,680	0%	—	—
Food & Staples Retailing	5,962	0%	2,352	0%
Health Care Equipment & Services	17,112	1%	4,831	1%
Household & Personal Products	3,768	0%	9,246	1%
Insurance	3,542	0%	4,048	1%
Materials	139,517	9%	54,034	8%
Media	71,659	5%	25,575	4%
Real Estate	19,912	1%	—	—
Retailing	19,900	1%	—	—
Software & Services	245,103	16%	86,454	12%
Technology Hardware & Equipment	94,099	6%	38,877	6%
Telecommunication Services	6,978	0%	5,050	1%
Transportation	29,158	2%	20,520	3%

Total	$1,538,501	100%	$695,805	100%

As of June 30, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, we had seventeen unfunded debt investments with aggregate unfunded commitments of $143,786 and one unfunded commitment to purchase up to $700 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, we had seven unfunded debt investments with aggregate unfunded commitments of $47,792. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2015 and our audited consolidated schedule of investments as of December 31, 2014.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,400,019	91%	617,838	89%
3	134,961	9%	71,719	10%
4	2,740	0%	6,248	1%
5	781	0%	—	—

Total	$1,538,501	100%	$695,805	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and the Period from April 2, 2014 (Commencement of Operations) through June 30, 2014

We commenced investment operations on April 2, 2014, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC III Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, comparisons of the three months ended June 30, 2015 to the period from April 2, 2014 through June 30, 2014 have been included, but no comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014 have been included. During the six months ended June 30, 2014, we incurred organization costs of $64 and offering costs of $1,929, which were paid on our behalf by Franklin Square Holdings and recorded as a contribution to capital.

Revenues

We generated investment income of $39,296 and $1,006 for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $36,827 and $1,003 of cash income earned as well as $2,469 and $3 in non-cash portions relating to accretion of discount and PIK interest, for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, we generated $31,906 and $573, respectively, of interest income, which represented 81.2% and 57.0%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio during the twelve month period ended June 30, 2015. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, we generated $7,390 and $433, respectively, of fee income, which represented 18.8% and 43.0%, respectively, of total investment income. The increase in fee income for the three months ended June 30, 2015 was due primarily to an increase in the number of directly originated investments for which we received fee income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses were $15,053 and $1,284 for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $8,669 and $491 for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $719 and $80 for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, we accrued a subordinated incentive fee on income of $1,954 and $0, respectively. During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, we accrued capital gains incentive fees of $0 and $282, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $2,354 and $0, for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively, in connection with our financing arrangements. For the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $177 and $10, respectively, and fees and expenses incurred with our stock transfer agent totaled $363 and $105, respectively. Fees for our board of directors were $206 and $75 for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively.

Our other general and administrative expenses totaled $611 and $241, respectively, for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014 and consisted of the following:

	Three Months Ended June 30, 2015	Period from April 2, 2014 through June 30, 2014
Expenses associated with our independent audit and related fees	$113	$40
Compensation of our chief compliance officer(1)	—	13
Legal fees	117	67
Printing fees	165	50
Other	216	71

Total	$611	$241

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, the ratio of our operating expenses to our average net assets was 1.12% and 1.96%, respectively. During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, the ratio of our total operating expenses to our average net assets, which includes $1,328 and $0, respectively, of expense recoupments payable to Franklin Square Holdings and $0 and $1,111, respectively, of expense reimbursements from Franklin Square Holdings, was 1.22% and 0.26%, respectively. During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, the ratio of our operating expenses to average net assets included $2,354 and $0, respectively, related to interest expense and $1,954 and $282, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.80% and 1.53% for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, we paid $322 and $0, respectively, in expense recoupments to Franklin Square Holdings. During the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, we accrued $1,328 and $0, respectively, for expense recoupments payable to Franklin Square Holdings and $0 and $1,111, respectively, of reimbursements from Franklin Square Holdings. As of June 30, 2015, $1,819 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $22,915 ($0.15 per share) and $833 ($0.10 per share) for the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $103,715 and $37,996, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $3,479. During the three months ended

June 30, 2015, we earned $5,408 from periodic net settlement payments on our TRS, which are reflected as realized gains. We sold investments and received principal repayments of $2,025 and $144, respectively, during the period from April 2, 2014 through June 30, 2014, from which we realized a net gain of $34.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $1,966. The net change in unrealized appreciation (depreciation) on our TRS was $(2,544) for the three months ended June 30, 2015. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2015 was primarily driven by increased valuations of our senior secured loans. The net change in unrealized appreciation (depreciation) on our TRS during the three months ended June 30, 2015 was primarily driven by the reversal of unrealized gains resulting from the sale of certain secured debt positions underlying the TRS. For the period from April 2, 2014 through June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $1,377. The net change in unrealized appreciation (depreciation) on our investments during the period from April 2, 2014 through June 30, 2014 was primarily driven by performance of certain of our senior secured loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2015 and the period from April 2, 2014 through June 30, 2014, the net increase in net assets resulting from operations was $24,266 ($0.16 per share) and $2,244 ($0.28 per share), respectively.

Results of Operations for the Six Months Ended June 30, 2015

Revenues

We generated investment income of $63,511 for the six months ended June 30, 2015 in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $59,482 of cash income earned as well as $4,029 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2015. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2015, we generated $53,294 of interest income, which represented 83.9% of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the six months ended June 30, 2015, we generated $10,217 of fee income, which represented 16.1% of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the six months ended June 30, 2015 were $23,345. Our operating expenses include base management fees attributed to FSIC III Advisor of $14,745 for the six months ended June 30, 2015. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $989 for the six months ended June 30, 2015.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2015, we did not accrue any capital gains incentive fees and accrued a subordinated incentive fee on income of $1,954.

We recorded interest expense of $3,388 for the six months ended June 30, 2015 in connection with our financing arrangements. For the six months ended June 30, 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $289 and fees and expenses incurred with our stock transfer agent totaled $667. Fees for our board of directors were $396 for the six months ended June 30, 2015.

Our other general and administrative expenses totaled $917 for the six months ended June 30, 2015 and consisted of the following:

Six Months Ended June 30, 2015
Expenses associated with our independent audit and related fees	$181
Compensation of our chief compliance officer(1)	13
Legal fees	134
Printing fees	215
Other	374

Total	$917

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the six months ended June 30, 2015, the ratio of our operating expenses to our average net assets was 2.00%. During the six months ended June 30, 2015, the ratio of our total operating expenses to our average net assets, which includes $1,650 of expense recoupments payable to Franklin Square Holdings, was 2.15%. During the six months ended June 30, 2015, the ratio of our operating expenses to average net assets included $3,388 related to interest expense and $1,954 related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.55% for the six months ended June 30, 2015. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the six months ended June 30, 2015, we paid $322 in expense recoupments to Franklin Square Holdings. During the six months ended June 30, 2015, we accrued $1,650 for expense recoupments payable to Franklin Square Holdings. As of June 30, 2015, $1,819 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $38,516 ($0.29 per share) for the six months ended June 30, 2015.

Net Realized Gains or Losses

We sold investments and received principal repayments of $116,999 and $39,198, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $2,945. During the six months ended June 30, 2015, we earned $8,567 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $3,461. The net change in unrealized appreciation (depreciation) on our TRS was $4,434 for the six months ended June 30, 2015. The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2015 was primarily driven by increased valuations of our senior secured loans and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2015, the net increase in net assets resulting from operations was $52,033 ($0.39 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2015, we had $264,939 in cash, which we held in a custodial account, and $105,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2015, we had $28,174 in capacity available under the TRS and $320,860 in borrowings available under our other financing arrangements. As of June 30, 2015, we had seventeen debt investments with aggregate unfunded commitments of $143,786 and one equity/other investment with an unfunded commitment of $700. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our continuous public offering and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest earned from our investments and principal repayments and proceeds from sales of our investments, primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. During the six months ended June 30, 2015, we issued 71,301,529 shares of common stock for gross proceeds of $699,911 at an average price per share of $9.82. The gross proceeds received during the six months ended June 30, 2015 include reinvested stockholder distributions of $18,562 for which we issued 2,076,116 shares of common stock. During the six months ended June 30, 2015, we also incurred offering costs of $2,400 in connection with the sale of our common stock, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our unaudited consolidated financial statements. The selling commissions and dealer manager fees related to the sale of our common stock were $62,744 for the six months ended June 30, 2015. These selling commissions and fees include $11,737 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through July 28, 2015, we have issued 179,227,237 shares of common stock for gross proceeds of $1,768,540. As of July 28, 2015, we had raised total gross proceeds of $1,780,527, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.87	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.96	$543

On July 8, 2015, we repurchased 316,818 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.96 per share for aggregate consideration totaling $2,837.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

We borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We do not currently anticipate issuing any preferred stock.

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%(1)	$371,826	$28,174	N/A(2)
BNP Facility	Prime Brokerage Facility	L+1.10%	$87,100	$112,900	March 26, 2016(3)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$160,600	$39,400	December 2, 2018
JPM Credit Facility	Revolving Credit Facility	L+2.50%	$131,440	$168,560	May 8, 2019
Goldman Facility	Repurchase	L+2.50%	$—	N/A(4)	July 15, 2019

(1)	On June 26, 2015, Center City Funding entered into an amendment to the TRS to, among other things, increase the swap spread over the one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.32% per annum to 1.50% per annum.

(2)	The TRS may be terminated by Center City Funding at any time. On June 26, 2015, Center City Funding entered into an amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 26, 2015 to any time on or after June 26, 2016. Any such termination may be in whole or in part, upon prior written notice to the other party.

(3)	This facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(4)	On June 18, 2015, we entered into a debt financing arrangement with Goldman pursuant to which up to $300,000 is available to us effective July 15, 2015.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $231,927 and 2.55%, respectively. As of June 30, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.68%.

For additional information regarding our outstanding financing arrangements as of June 30, 2015, see Note 8 to our unaudited consolidated financial statements included herein.

Subsequent Events

On August 13, 2015, Chestnut Hill Funding, one of our wholly-owned, special purpose financing subsidiaries, entered into a revolving credit facility with Capital One, which provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

For additional information regarding the Capital One facility, see Note 12 to our unaudited consolidated financial statements included herein.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2015 and 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570

On May 13, 2015 and August 4, 2015, our board of directors declared regular weekly cash distributions for July 2015 through September 2015 and October 2015 through December 2015, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the six months ended June 30, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the six months ended June 30, 2014, $1,111 of the distributions paid was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	46,225	100%	—	—
Short-term capital gains proceeds from the sale of assets	37	0%	34	3%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	1,111	97%

Total	$46,262	100%	$1,145	100%

(1)	During the six months ended June 30, 2015 and 2014, 93.7% and 99.7%, respectively, of our gross investment income was attributable to cash income earned, 5.6% and 0.3%, respectively, was attributable to non-cash accretion of discount and 0.7% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $46,225 and $1,111, respectively. As of June 30, 2015 and December 31, 2014, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2015 and 2014.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly traded are valued at the reported closing price on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC III Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with FSIC III Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC III Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the valuation committee reviews the preliminary valuations and FSIC III Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC III Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC III Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC III Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC III Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FSIC III Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at their fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FSIC III Advisor’s management team, and has authorized FSIC III Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FSIC III Advisor’s implementation of the valuation process.

Our investments as of June 30, 2015 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twenty-nine senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of our equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near June 30, 2015, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly issued and purchased near December 31, 2014, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. The valuation committee and our board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC III Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2015 and 2014.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$87,100	$87,100	—	—	—
Deutsche Bank Credit Facility(2)	$160,600	—	—	$160,600	—
JPM Credit Facility(3)	$131,440	—	—	$131,440	—
Goldman Facility(4)	—	—	—	—	—

(1)	At June 30, 2015, $112,900 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2015, neither Burholme Funding nor BNP had provided notice of its intent to terminate the facility.
(2)	At June 30, 2015, $39,400 remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 2, 2018.
(3)	At June 30, 2015, $168,560 remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.
(4)	On June 18, 2015, we entered into a debt financing arrangement with Goldman pursuant to which up to $300,000 is available to us effective July 15, 2015.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification to the guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$8,669	$491	$14,745	$491
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$282	$—	$282
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$1,954	$—	$1,954	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$719	$80	$989	$80
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$801	$314	$1,398	$1,212
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$6,213	$3,248	$11,737	$3,248

(1)	During the six months ended June 30, 2015, $598 in expense reimbursements were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “Overview—Expense Reimbursement”) and $9,242 in net base management fees were paid to FSIC III Advisor. During the six months ended June 30, 2014, there were no base management fees paid to FSIC III Advisor. As of June 30, 2015, $8,669 in base management fees were payable to FSIC III Advisor.

(2)	During the six months ended June 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and $282, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FSIC III Advisor during the six months ended June 30, 2015 and 2014. As of June 30, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio. See Note 2 for a discussion of the methodology employed by us in calculating the capital gains incentive fees.

(3)	During the six months ended June 30, 2015 and 2014, no amounts were paid to FSIC III Advisor in respect of the subordinated incentive fee on income. As of June 30, 2015, a subordinated incentive fee on income of $1,954 was payable to FSIC III Advisor.

(4)	During the six months ended June 30, 2015 and 2014, $930 and $23, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $536 and $4 in administrative services expenses to FSIC III Advisor during the six months ended June 30, 2015 and 2014, respectively.

(5)	During the six months ended June 30, 2015 and 2014, we incurred offering costs of $2,400 and $1,929, respectively, of which $1,398 and $1,212, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. During the six months ended June 30, 2014, FSIC III Advisor and its affiliates directly funded $1,929 of our organization and offering costs and we paid $2,710 to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(6)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 68.6% of our portfolio investments (based on fair value) paid variable interest rates, 30.5% paid fixed interest rates and the remaining 0.9% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $400,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, and Goldman facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$904	$(990)	$1,894	1.1%
No change	—	—	—	—
Up 100 basis points	864	3,300	(2,436)	(1.4)%
Up 300 basis points	22,447	9,901	12,546	7.4%
Up 500 basis points	44,237	16,501	27,736	16.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2015, all of the loans underlying the TRS paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, stockholders should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014 and our additional filings with the SEC before making an investment in our common stock.

Risks Related to Our Investments

Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy industry investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy industry to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

Risks Related to Debt Financing

We are subject to risks associated with our debt securitization facility.

On June 18, 2015, through our two wholly-owned, special-purpose financing subsidiaries, Germantown Funding and Society Hill Funding, we entered into a debt financing arrangement with Goldman, pursuant to which up to $300.0 million is available to us.

The financing transaction with Goldman is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as income producing assets, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a special-purpose entity, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special-purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Germantown Funding pursuant to the sale and contribution agreement. Assets held by Germantown Funding secure the obligations of Germantown Funding under floating rate notes issued from time to time by Germantown Funding to Society Hill Funding pursuant to the indenture. Pursuant to the indenture, the aggregate principal amount of notes that may be issued by Germantown Funding from time to time is $500.0 million. Society Hill Funding will purchase the notes to be issued by Germantown Funding from time to time at a purchase price equal to their par value.

All principal and any unpaid interest on the notes will be due and payable on the stated maturity date of October 15, 2027.

Society Hill Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning July 15, 2015 to, but excluding the date that is ten business days prior to, July 15, 2019, Goldman will purchase notes held by Society Hill Funding for an aggregate purchase price equal to 60.0% of the principal amount of notes purchased. Subject to certain conditions, the maximum principal amount of notes that may be purchased under the Goldman facility is $500.0 million. Accordingly, the aggregate maximum amount payable to Society Hill Funding under the Goldman facility will not exceed $300.0 million.

See Note 8 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

Our equity investment in Germantown Funding is subordinated to the debt obligations of Germantown Funding.

Any dividends or other payments in respect of our equity interest in Germantown Funding are subordinated in priority of payment to the notes. In addition, Germantown Funding is subject to certain payment restrictions set forth in the indenture in respect of our equity interest.

We will receive cash distributions based on our investment in Germantown Funding only if Germantown Funding has made all required payments on the notes. We cannot assure stockholders that distributions on the assets held by Germantown Funding will be sufficient to make any distributions to us or that the yield on our investment in Germantown Funding will meet our expectations.

Our equity investment in Germantown Funding is unsecured and ranks behind all of the creditors, known or unknown, of Germantown Funding, including the holders of the notes. Consequently, if the value of Germantown Funding’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayments or changes in interest rates generally, the value of our equity investment in Germantown Funding could be reduced. Accordingly, our investment in Germantown Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Germantown Funding’s assets decreases and Germantown Funding is unable to make any required payments to Society Hill Funding pursuant to the terms of the notes, Society Hill Funding may, in turn, be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Society Hill Funding’s assets is not sufficient to meet Society Hill Funding’s payment obligations to Goldman, we would need to loan or otherwise provide additional funds to Society Hill Funding to cover Society Hill Funding’s payment obligations to Goldman. Otherwise, we may be subject to a loss in an amount up to the entire amount of our equity investment in Society Hill Funding.

Our equity investment in Society Hill Funding is subordinated to the debt obligations of Society Hill Funding.

Our equity investment in Society Hill Funding is unsecured and ranks behind all of the creditors, known or unknown, of Society Hill Funding, including Goldman. Consequently, if the value of Society Hill Funding’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayments or changes in interest rates generally, the value of our equity investment in Society Hill Funding could be reduced. Accordingly, our investment in Society Hill Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Society Hill Funding’s assets decreases or Germantown Funding fails to make any required payments to Society Hill Funding pursuant to the terms of the notes, Society Hill Funding may be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Society Hill Funding’s assets is not sufficient to meet Society Hill Funding’s payment obligations to Goldman, we may be required to loan or otherwise provide additional funds to Society Hill Funding to cover Society Hill Funding’s payment obligations to Goldman. Otherwise, we may be subject to a loss in an amount up to the entire amount of our equity investment in Society Hill Funding.

Our equity investment in Germantown Funding will have a high degree of leverage.

The market value of our equity investment in Germantown Funding may be significantly affected by a variety of factors, including changes in the market value of the assets held by Germantown Funding, changes in distributions on the assets held by Germantown Funding, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investment in Germantown Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

The interests of Goldman, as the holder of the notes, may not be aligned with our interests, and we will not have control over remedies in respect of the notes.

The notes rank senior in right of payment to any equity securities issued by Germantown Funding. As a result, there are circumstances in which the interests of Goldman, as the holder of the notes, may not be aligned with our interests. For example, under the terms of the notes, Goldman has the right to receive payments of principal and interest prior to Germantown Funding making any distributions or dividends to holders of its equity securities.

For as long as the notes remain outstanding, Goldman has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Germantown Funding under the notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the indenture trustee to declare events of default under or accelerate the notes in accordance with the terms of the indenture. Goldman has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the notes and triggering a repayment obligation on the part of Germantown Funding. Germantown Funding may not have funds sufficient to make required payments on the notes and make any distributions to us.

Any failure of Germantown Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

The market value of the notes may decline causing Society Hill Funding to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the Goldman facility the market value of the notes (measured by reference to the market value of Germantown Funding’s portfolio of assets), together with any posted cash collateral, is less than the required margin amount under the Goldman facility, or the margin threshold, Society Hill Funding may be required to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the notes, plus any posted cash collateral, at such time is less than the margin threshold; provided, however, that Society Hill Funding will not be required to post cash collateral with Goldman until such market value has declined at least 10% from the initial market value of the notes. In addition, if the market value of any underlying asset held in Germantown Funding’s portfolio of assets is less than 70% of the initial market value of such underlying asset, or the market value requirement, Goldman may require Society Hill Funding to post additional cash collateral in an amount equal to 15% of the outstanding principal balance of such underlying asset. In each such event, in order to satisfy these requirements, Society Hill Funding intends to borrow funds from us pursuant to the revolving credit agreement. We may, in our sole discretion, make such loans from time to time to Society Hill Funding pursuant to the terms of the revolving credit agreement. Borrowings under the revolving credit agreement may not exceed $300.0 million and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Society Hill Funding to satisfy the margin threshold or the market value requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the revolving credit agreement will be repaid.

Restructurings of investments held by Germantown Funding, if any, may decrease their value and reduce the value of our equity interest in Germantown Funding.

As investment manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Germantown Funding, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related investment management agreement we have entered into with Germantown Funding. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings of an investment may change the terms of the investments and, in some cases, may result in Germantown Funding holding assets that do not meet certain specified criteria for its investments. This could adversely impact the market value of such investments and thereby the market value of the notes, which in turn could adversely impact the ability of Society Hill Funding to meet the margin threshold or the market value requirement. Any amendment, waiver, modification or other restructuring that affects the market value of the assets underlying the notes will make it more likely that Germantown Funding will need to retain assets, including cash, to increase the market value of the assets underlying the notes held by Goldman and for Society Hill Funding to post cash collateral with Goldman to meet the margin threshold or the market value requirement. Any such uses of cash would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Germantown Funding or Society Hill Funding.

We receive cash from Germantown Funding and Society Hill Funding only to the extent that Germantown Funding or Society Hill Funding, respectively, makes distributions to us. Germantown Funding may make distributions to us, in turn, only to the extent not prohibited by the indenture. The indenture generally provides that distributions by Germantown Funding may not be made unless all amounts then due and owing with respect to the notes have been paid in full. Society Hill Funding may make distributions to us only to the extent not prohibited by the Goldman facility. The Goldman facility generally provides that Society Hill Funding may be required to post cash collateral to meet the margin threshold and the market value requirement and therefore may not be able to make distributions to us. If we do not receive cash from Germantown Funding or Society Hill Funding, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

We are subject to the credit risk of Goldman.

If Goldman fails to sell the notes back to Society Hill Funding at the end of the applicable period, Society Hill Funding’s recourse will be limited to an unsecured claim against Goldman for the difference between the value of such notes at such time and the amount that would be owing by Society Hill Funding to Goldman had Goldman performed under the Goldman facility. The ability of Goldman to satisfy such a claim will be subject to Goldman’s creditworthiness at that time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended June 30, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	60,626	$8.96	60,626	(1)
May 1 to May 31, 2015	—	—	—	—
June 1 to June 30, 2015	—	—	—	—

Total	60,626	$8.96	60,626	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 13, 2015, Chestnut Hill Funding, one of our wholly-owned, special purpose financing subsidiaries, entered into a revolving credit facility with Capital One, which provides for borrowings in an aggregate principal amount up to $150,000,000 on a committed basis. For additional information regarding the Capital One facility, see Note 12 to our unaudited consolidated financial statements included herein.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.16	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.17	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.20	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.21	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.22	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.23	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.24	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.25	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.26	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.27	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.28	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.29	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.30	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.31	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.32	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.33	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.34	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.35	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.36	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.37*	Loan and Security Agreement, dated as of August 13, 2015, among Chestnut Hill Funding LLC, as borrower, Capital One, National Association, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.38*	Purchase and Sale Agreement, dated as of August 13, 2015, by and between Chestnut Hill Funding LLC, as purchaser, and FS Investment Corporation III, as seller.

10.39*	Collateral Management Agreement, dated as of August 13, 2015, by and between Chestnut Hill Funding LLC and FS Investment Corporation III, as collateral manager.

10.40*	Securities Account Control Agreement, dated as of August 13, 2015, by and among Chestnut Hill Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2015.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)