Form 10-Q
period 2015-09-30
FS Investment Corp III
filed 2015-11-13
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 214,639,290 shares of the registrant’s common stock outstanding as of October 27, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value (amortized cost—$2,204,122 and $718,689, respectively)	$2,108,469	$695,805
Cash	248,027	204,480
Due from counterparty	105,000	85,500
Receivable for investments sold and repaid	10,933	13
Interest receivable	27,136	12,091
Receivable for common stock purchased	21,900	22,139
Reimbursement due from sponsor(1)	—	598
Deferred financing costs	5,414	1,230
Receivable due on total return swap(2)	1,984	1,410
Prepaid expenses and other assets	35	—

Total assets	$2,528,898	$1,023,266

Liabilities
Unrealized depreciation on total return swap(2)	$8,995	$5,368
Payable for investments purchased	22,320	57,523
Repurchase agreement payable(3)	150,000	—
Credit facilities payable	598,240	112,100
Stockholder distributions payable	90	90
Management fees payable	10,737	3,764
Subordinated income incentive fees payable(4)	6,443	—
Expense recoupment payable to sponsor(1)	1,601	—
Administrative services expense payable	885	203
Interest payable	3,048	249
Directors’ fees payable	209	154
Other accrued expenses and liabilities	4,448	1,238

Total liabilities	807,016	180,689

Commitments and contingencies ($218 and $3,469, respectively)(5)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 208,162,691 and 97,578,402 shares issued and outstanding, respectively	208	98
Capital in excess of par value	1,852,951	871,330
Accumulated net realized losses on investments and total return swap(6)	(14,765)	—
Accumulated distributions in excess of net investment income(6)	(11,864)	(599)
Net unrealized appreciation (depreciation) on investments and total return swap	(104,648)	(28,252)

Total stockholders’ equity	1,721,882	842,577

Total liabilities and stockholders’ equity	$2,528,898	$1,023,266

Net asset value per share of common stock at period end	$8.27	$8.63

(1)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction.

(4)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(5)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income
Interest income	$44,166	$4,172	$97,460	$4,745
Fee income	9,590	3,391	19,807	3,824

Total investment income	53,756	7,563	117,267	8,569

Operating expenses
Management fees	10,737	2,068	25,482	2,559
Capital gains incentive fees(1)	—	(282)	—	—
Subordinated income incentive fees(1)	6,443	—	8,397	—
Administrative services expenses	616	53	1,605	133
Stock transfer agent fees	414	186	1,081	291
Accounting and administrative fees	198	30	487	40
Organization costs	—	—	—	64
Interest expense	3,358	—	6,746	—
Directors’ fees	213	107	609	182
Other general and administrative expenses	650	337	1,567	578

Operating expenses	22,629	2,499	45,974	3,847
Less: Expense reimbursement from sponsor(2)	—	(1,760)	—	(2,871)
Add: Expense recoupment to sponsor(2)	1,601	—	3,251	—

Total operating expenses	24,230	739	49,225	976

Net investment income	29,526	6,824	68,042	7,593

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(22,799)	98	(25,744)	132
Net realized gain (loss) on total return swap(3)	2,412	252	10,979	252
Net change in unrealized appreciation (depreciation) on investments	(76,230)	(4,185)	(72,769)	(2,808)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(8,061)	(563)	(3,627)	(563)

Total net realized and unrealized gain (loss) on investments and total return swap	(104,678)	(4,398)	(91,161)	(2,987)

Net increase (decrease) in net assets resulting from operations	$(75,152)	$2,426	$(23,119)	$4,606

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.40)	$0.07	$(0.15)	$0.30

Weighted average shares outstanding	190,004,740	37,199,253	152,406,773	15,158,645

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operations
Net investment income	$68,042	$7,593
Net realized gain (loss) on investments and total return swap(1)	(14,765)	384
Net change in unrealized appreciation (depreciation) on investments	(72,769)	(2,808)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(3,627)	(563)

Net increase (decrease) in net assets resulting from operations	(23,119)	4,606

Stockholder distributions(2)
Distributions from net investment income	(79,307)	(7,989)
Distributions from net realized gain on investments	—	(134)

Net decrease in net assets resulting from stockholder distributions	(79,307)	(8,123)

Capital share transactions(3)
Issuance of common stock	946,622	496,476
Reinvestment of stockholder distributions	42,237	2,607
Repurchases of common stock	(3,528)	—
Offering costs	(3,600)	(3,229)
Payments to investment adviser for offering and organization costs(4)	—	(3,801)
Capital contributions of investment adviser	—	1,993

Net increase in net assets resulting from capital share transactions	981,731	494,046

Total increase in net assets	879,305	490,529
Net assets at beginning of period	842,577	200

Net assets at end of period	$1,721,882	$490,729

Accumulated distributions in excess of net investment income(2)	$(11,864)	$(585)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

(4)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(23,119)	$4,606
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,728,010)	(435,554)
Paid-in-kind interest	(866)	—
Proceeds from sales and repayments of investments	223,853	17,875
Net realized (gain) loss on investments	25,744	(132)
Net change in unrealized (appreciation) depreciation on investments	72,769	2,808
Net change in unrealized (appreciation) depreciation on total return swap(1)	3,627	563
Accretion of discount	(6,154)	(46)
Organization costs	—	64
Amortization of deferred financing costs	754	—
(Increase) decrease in due from counterparty	(19,500)	(56,213)
(Increase) decrease in receivable for investments sold and repaid	(10,920)	(8,332)
(Increase) decrease in expense reimbursement due from sponsor(2)	598	(1,760)
(Increase) decrease in interest receivable	(15,045)	(4,317)
(Increase) decrease in receivable due on total return swap(1)	(574)	(252)
(Increase) decrease in prepaid expenses and other assets	(35)	—
Increase (decrease) in payable for investments purchased	(35,203)	97,915
Increase (decrease) in management fees payable	6,973	2,068
Increase (decrease) in expense recoupment payable to sponsor(2)	1,601	—
Increase (decrease) in subordinated income incentive fees payable	6,443	—
Increase (decrease) in administrative services expense payable	682	32
Increase (decrease) in interest payable	2,799	—
Increase (decrease) in directors’ fees payable	55	123
Increase (decrease) in other accrued expenses and liabilities	3,210	516

Net cash used in operating activities	(1,490,318)	(380,036)

Cash flows from financing activities
Issuance of common stock	946,861	496,476
Reinvestment of stockholder distributions	42,237	2,607
Repurchases of common stock	(3,528)	—
Offering costs	(3,600)	(1,300)
Payments to investment adviser for offering and organization costs(3)	—	(3,801)
Stockholder distributions	(79,307)	(4,768)
Borrowings under credit facilities(4)	486,140	—
Borrowings under repurchase agreement(5)	150,000	—
Deferred financing costs paid	(4,938)	—

Net cash provided by financing activities	1,533,865	489,214

Total increase (decrease) in cash	43,547	109,178
Cash at beginning of period	204,480	200

Cash at end of period	$248,027	$109,378

Supplemental disclosure
Non-cash organization and offering costs financed by capital contributions of investment adviser	$—	$1,993

Local taxes paid	$59	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2015 and 2014, the Company paid $3,193 and $0, respectively, in interest expense on the credit facilities.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2015, the Company paid $0 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—71.2%
Acision Finance LLC	(f)(g)(o)	Software & Services	L+975	1.0%	12/15/18	$28,028	$27,064	$27,749
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+325	1.0%	7/23/21	2,086	2,082	2,052
Allen Systems Group, Inc.		Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	15,835	15,835	15,994
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,474	1,474	1,489
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	10/10/21	1,651	1,651	1,667
Aspect Software, Inc.	(n)(o)	Software & Services	L+550	1.8%	5/7/16	20,511	20,381	20,101
Atlas Aerospace LLC	(f)(m)	Capital Goods	L+807	1.0%	5/8/19	28,000	28,000	27,860
Atlas Aerospace LLC	(i)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,613
ATX Networks Corp.	(g)(n)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,975	9,831	9,925
BenefitMall Holdings, Inc.	(m)(n)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,738	34,738	34,738
BenefitMall Holdings, Inc.	(i)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,727
Blue Coat Holdings, Inc.	(i)	Technology Hardware & Equipment	L+350	1.0%	5/20/20	2,045	2,045	2,015
Blueprint Sub, Inc.	(f)(m)	Software & Services	L+750	1.0%	5/7/21	70,755	70,755	70,755
Blueprint Sub, Inc.	(i)	Software & Services	L+750	1.0%	5/7/21	9,211	9,211	9,211
Blueprint Sub, Inc.	(i)	Software & Services	L+450	1.0%	5/7/21	3,684	3,684	3,684
BMC Software Finance, Inc.	(i)	Software & Services	L+400		9/10/18	10,000	10,000	9,252
Cactus Wellhead, LLC	(f)(o)	Energy	L+600	1.0%	7/31/20	11,647	10,907	9,260
Caesars Entertainment Operating Co., Inc.	(f)(g)(j)	Consumer Services	L+575		3/1/17	5,223	5,031	4,632
Caesars Entertainment Operating Co., Inc.	(f)(g)(j)	Consumer Services	L+675		3/1/17	1,649	1,596	1,477
CEVA Group Plc	(g)(h)(i)	Transportation	L+500		3/19/19	15,000	13,256	12,975
CITGO Holding, Inc.	(f)	Energy	L+850	1.0%	5/12/18	15,228	14,471	15,038
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,510	12,800	12,322
Emerging Markets Communications, LLC	(h)(m)	Telecommunication Services	L+575	1.0%	7/1/21	16,958	16,239	16,618
Fairway Group Acquisition Co.	(o)	Food & Staples Retailing	L+400	1.0%	8/17/18	5,419	4,862	4,904
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,691
Greystone Bridge Manager LLC	(g)	Diversified Financials	L+1050		5/1/20	29,418	29,418	29,124
Greystone Bridge Manager LLC	(g)(i)	Diversified Financials	L+1050		5/1/20	25,975	25,975	25,715
Gruden Acquisition, Inc.	(o)	Transportation	L+475	1.0%	8/18/22	2,364	2,340	2,336
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+809	1.0%	3/26/21	9,000	9,000	9,000

See notes to unaudited consolidated financial statements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.	(i)	Capital Goods	L+725	1.0%	3/26/21	$3,214	$3,214	$3,214
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,199
Industrial Group Intermediate Holdings, LLC	(m)	Materials	L+800	1.3%	5/31/20	6,786	6,786	6,786
JSS Holdings, Inc.	(n)	Capital Goods	L+650	1.0%	8/31/21	10,000	9,307	9,850
Latham Pool Products, Inc.	(m)(n)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	44,550
Mood Media Corp.	(f)(g)	Media	L+600	1.0%	5/1/19	359	356	351
Murray Energy Corp.	(o)	Energy	L+650	1.0%	4/16/20	10,319	10,031	8,063
Nobel Learning Communities, Inc.	(f)(m)(n)(o)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,134
Nobel Learning Communities, Inc.	(i)	Consumer Services	L+450	1.0%	4/27/20	11,180	11,180	11,180
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,925	14,647	13,806
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,896	14,896	14,896
Polymer Additives, Inc.	(f)(o)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,157
Production Resource Group, LLC	(f)(o)	Media	L+750	1.0%	7/23/19	52,500	52,355	52,763
Propulsion Acquisition, LLC	(n)(o)	Commercial & Professional Services	L+600	1.0%	7/13/21	12,121	11,178	11,818
Reddy Ice Corp.	(o)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,231	4,685	4,368
Roadrunner Intermediate Acquisition Co., LLC	(f)(m)(n)(o)	Health Care Equipment & Services	L+800	1.0%	9/22/21	105,000	105,000	105,000
Rogue Wave Software, Inc.	(f)(m)(n)(o)	Software & Services	L+857	1.0%	9/25/21	116,900	116,900	116,900
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,900	1,869	1,899
ServiceMaster Co., LLC	(i)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,481
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,962	4,942	4,987
Southcross Holdings Borrower LP	(f)	Energy	L+500	1.0%	8/4/21	313	312	238
Sports Authority, Inc.	(f)	Retailing	L+600	1.5%	11/16/17	3,263	3,271	2,505
Stardust Finance Holdings, Inc.	(g)(n)	Materials	L+550	1.0%	3/14/22	3,145	3,072	3,123
Stonewall Gas Gathering LLC	(n)(o)	Capital Goods	L+775	1.0%	1/28/22	13,555	12,938	13,488
SunGard Availability Services Capital, Inc.	(f)(n)(o)	Software & Services	L+500	1.0%	3/29/19	25,065	23,205	21,399
SunGard Availability Services Capital, Inc.	(i)	Software & Services	L+450		3/8/18	7,000	5,539	5,845
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	20,440	20,440	20,440
Sunnova Asset Portfolio 5 Holdings, LLC	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	1,551	1,551	1,551
Telx Group, Inc.	(f)	Software & Services	L+350	1.0%	4/9/20	2,469	2,459	2,466

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transplace Texas, LP	(f)(m)(n)(o)	Transportation	L+747	1.0%	9/16/21	$147,000	$147,000	$147,000
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	13,616	13,616	13,684
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	760	756	657
Vertellus Performance Chemicals LLC	(f)(m)	Materials	L+950	1.0%	1/30/20	42,000	42,000	41,126
Warren Resources, Inc.	(m)	Energy	L+850	1.0%	5/22/20	27,778	27,778	25,555
Warren Resources, Inc.	(i)	Energy	L+850	1.0%	5/22/20	3,794	3,794	3,490
Waste Pro USA, Inc.	(f)(m)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,437	30,437	30,893
Waste Pro USA, Inc.	(i)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,383
Weight Watchers International, Inc.	(g)(o)	Consumer Services	L+300		4/2/16	10,784	9,821	9,800
Weight Watchers International, Inc.	(g)(o)	Consumer Services	L+325	0.8%	4/2/20	17,503	9,588	9,620
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,842
Winchester Electronics Corp.	(m)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,600
Zeta Interactive Holdings Corp.	(m)(n)	Software & Services	L+750	1.0%	7/9/21	39,000	39,000	38,928
Zeta Interactive Holdings Corp.	(i)	Software & Services	L+750	1.0%	7/9/21	22,286	22,286	22,245

Total Senior Secured Loans—First Lien							1,379,163	1,369,204
Unfunded Loan Commitments							(142,613)	(142,613)

Net Senior Secured Loans—First Lien							1,236,550	1,226,591

Senior Secured Loans—Second Lien—19.1%
AdvancePierre Foods, Inc.		Food, Beverage & Tobacco	L+825	1.3%	10/10/17	894	905	895
Advantage Sales & Marketing Inc.	(m)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,208	4,067
Affordable Care, Inc.	(m)	Health Care Equipment & Services	L+925	1.3%	12/26/19	12,216	12,137	12,094
Alison US LLC	(g)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,156	5,516
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,582	878
Arena Energy, LP		Energy	L+900	1.0%	1/24/21	15,000	15,000	14,447
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	668	665	631
Atlas Resource Partners, L.P.	(g)(m)	Energy	L+900	1.0%	2/23/20	33,000	32,111	29,461
BBB Industries US Holdings, Inc.	(f)(m)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,620	24,187
BlackBrush Oil & Gas, L.P.	(o)	Energy	L+650	1.0%	7/30/21	8,850	8,793	7,529

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
BRG Sports, Inc.	(m)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	$3,563	$3,542	$3,509
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,267
CDS U.S. Intermediate Holdings, Inc.	(f)(g)	Media	L+825	1.0%	7/10/23	10,000	9,854	9,862
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	910	823
ColourOz Investment 2 LLC	(g)	Materials	L+725	1.0%	9/5/22	1,143	1,135	1,130
Compuware Corp.	(f)(m)	Software & Services	L+825	1.0%	12/15/22	17,000	15,358	15,385
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,217	1,177
EagleView Technology Corp.	(o)	Software & Services	L+825	1.0%	7/14/23	15,385	15,157	14,846
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,542	2,535
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,201	1,663
Gruden Acquisition, Inc.	(o)	Transportation	L+850	1.0%	8/18/23	10,000	9,506	9,550
Inmar, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,912
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,008	1,936
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,350	3,029
MD America Energy, LLC	(o)	Energy	L+850	1.0%	8/4/19	10,250	9,830	9,302
National Surgical Hospitals, Inc.	(m)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,915
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	25,355	25,476	23,834
Nielsen & Bainbridge, LLC	(m)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,480	5,475
Peak 10, Inc.	(o)	Software & Services	L+725	1.0%	6/17/22	12,000	11,894	11,460
Pelican Products, Inc.	(m)	Capital Goods	L+825	1.0%	4/9/21	4,410	4,379	4,388
Printpack Holdings, Inc.	(m)	Materials	L+875	1.0%	5/28/21	10,000	9,828	9,800
Sequential Brands Group, Inc.	(f)(g)	Consumer Durables & Apparel	L+900	1.0%	4/8/21	36,480	36,480	36,480
Spencer Gifts LLC	(m)(o)	Retailing	L+825	1.0%	6/29/22	27,000	26,878	26,595
Stardust Finance Holdings, Inc.	(g)(n)	Materials	L+950	1.0%	3/13/23	15,000	14,168	14,906
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,601	2,271
Ultima US Holdings LLC	(g)	Capital Goods	L+850	1.0%	12/31/20	3,000	2,979	2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	1,029
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,990

Total Senior Secured Loans—Second Lien							347,553	328,759

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—5.3%
Algeco Scotsman Global Finance Plc	(e)(g)(l)	Commercial & Professional Services	8.5%		10/15/18	$18,658	$18,267	$16,582
American Energy—Woodford, LLC	(e)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,625	1,883	1,207
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	22,645	20,850	19,928
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	36,124	30,474	16,707
Comstock Resources, Inc.	(e)	Energy	10.0%		3/15/20	2,500	2,500	1,741
Global A&T Electronics Ltd.	(e)(g)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,803	10,103
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	3,500	3,500	2,957
Lightstream Resources Ltd.	(g)	Energy	9.9%		6/15/19	5,377	5,376	4,610
Logan’s Roadhouse, Inc.	(e)(f)(l)	Consumer Services	10.8%		10/15/17	10,150	8,147	7,048
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	755	514
SandRidge Energy, Inc.	(e)	Energy	8.8%		6/1/20	11,700	11,673	7,152
Tembec Industries Inc.	(e)(g)	Materials	9.0%		12/15/19	3,715	3,715	2,796

Total Senior Secured Bonds							118,943	91,345

Subordinated Debt—24.8%
Algeco Scotsman Global Finance Plc	(e)(g)(l)	Commercial & Professional Services	10.8%		10/15/19	11,100	9,359	6,119
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	681	504
Atlas Energy Holdings Operating Co., LLC	(e)(g)	Energy	7.8%		1/15/21	1,000	719	431
Bellatrix Exploration Ltd.	(e)(g)	Energy	8.5%		5/15/20	10,000	9,813	7,762
Blue Coat Holdings, Inc.	(e)	Technology Hardware & Equipment	8.4%		6/1/23	16,000	16,000	16,000
Builders FirstSource, Inc.	(e)(g)	Capital Goods	10.8%		8/15/23	7,850	7,850	7,860
BWAY Holding Co.	(e)	Materials	9.1%		8/15/21	6,250	6,215	6,219
Calumet Specialty Products Partners, L.P.	(g)	Energy	7.8%		4/15/23	10,300	10,227	9,582
Canbriam Energy Inc.	(e)(g)	Energy	9.8%		11/15/19	20,300	20,103	20,097
CEC Entertainment, Inc.	(e)(l)	Consumer Services	8.0%		2/15/22	28,184	27,762	27,902
Ceridian Corp.	(e)	Commercial & Professional Services	11.0%		3/15/21	65,301	66,887	59,832
Communications Sales & Leasing, Inc.	(e)(g)	Real Estate	8.3%		10/15/23	2,000	1,943	1,715
CSC Holdings, LLC	(e)(g)(h)	Media	6.6%		10/15/25	4,400	4,400	4,439
Eclipse Resources Corp.	(e)(g)	Energy	8.9%		7/15/23	9,175	8,985	7,306
EV Energy Partners, L.P.	(g)	Energy	8.0%		4/15/19	2,150	1,886	1,494
Frontier Communications Corp.	(g)	Telecommunication Services	11.0%		9/15/25	5,250	5,250	5,083

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(e)(g)	Energy	6.8%		8/1/22	$7,250	$7,152	$6,815
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	620	620	620
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		9/3/25	875	875	875
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		9/29/25	999	999	999
Jupiter Resources Inc.	(e)(g)(l)	Energy	8.5%		10/1/22	31,850	28,352	18,991
Kenan Advantage Group, Inc.	(e)	Transportation	7.9%		7/31/23	12,800	12,800	13,008
Legacy Reserves LP	(e)(g)	Energy	6.6%		12/1/21	5,000	3,958	3,350
Legacy Reserves LP	(e)(g)	Energy	8.0%		12/1/20	1,000	860	730
Navistar International Corp.	(e)(g)(l)	Capital Goods	8.3%		11/1/21	25,585	24,254	20,468
NewStar Financial, Inc.	(f)(g)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	62,500	48,053	46,875
Northern Oil and Gas, Inc.	(e)(g)	Energy	8.0%		6/1/20	3,150	3,001	2,366
P.F. Chang’s China Bistro, Inc.	(e)(l)	Consumer Services	10.3%		6/30/20	55,695	57,018	55,834
PriSo Acquisition Corp.	(e)	Capital Goods	9.0%		5/15/23	30,050	29,929	29,599
Production Resource Group, LLC	(e)	Media	8.9%		5/1/19	5,000	4,097	4,019
SunGard Availability Services Capital, Inc.	(e)(l)	Software & Services	8.8%		4/1/22	16,400	10,934	10,496
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,094	3,026
TI Group Automotive Systems, LLC	(e)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,029
TIBCO Software Inc.		Software & Services	11.4%		12/1/21	4,000	4,105	3,975
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,190	7,783

Total Subordinated Debt							462,472	426,029

Collateralized Securities—0.5%
NewStar Clarendon 2014-1A Class D	(g)	Diversified Financials	L+435		1/25/27	730	684	681
NewStar Clarendon 2014-1A Class Subord. B	(g)	Diversified Financials	13.4%		1/25/27	8,310	7,868	7,529

Total Collateralized Securities							8,552	8,210

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.6%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel				11,429	$12	$11
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel				1,131,428	1,131	1,100
Altus Power America Holdings, LLC, Preferred Equity	(j)	Energy				491,425	491	885
Global Jet Capital Holdings, LP, Preferred Equity	(j)	Commercial & Professional Services				3,137,062	3,137	3,137
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials				173,554	174	269
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(j)(p)	Diversified Financials				3,000,000	15,057	14,640
Sequential Brands Group, Inc., Common Equity	(g)(j)	Consumer Durables & Apparel				125,391	1,693	1,576
Zeta Interactive Holdings Corp., Preferred Equity	(j)	Software & Services				1,051,348	8,357	8,357

Total Equity/Other							30,052	29,975

Unfunded Contingent Warrant Commitment	(q)							(2,440)

Net Equity/Other								27,535

TOTAL INVESTMENTS—122.5%							$2,204,122	2,108,469

LIABILITIES IN EXCESS OF OTHER ASSETS—(22.5%)								(386,587)

NET ASSETS—100.0%								$1,721,882

Total Return Swap						Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)					$352,939		$(8,995)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.33% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC, or Burholme Funding, and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2015, 83.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.0% of the Company’s total assets represented qualifying assets as of September 30, 2015.

(h)	Position or portion thereof unsettled as of September 30, 2015.

(i)	Security is an unfunded commitment.

(j)	Security is non-income producing.

(k)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of September 30, 2015 the fair value of securities rehypothecated by BNPP was $69,493.

(m)	Security or portion thereof held within Jefferson Square Funding LLC, or Jefferson Square, and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association, or JPM. (see Note 8).

(n)	Security or portion thereof held within Chestnut Hill Funding LLC, or Chestnut Hill Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(o)	Security or portion thereof held within Germantown Funding LLC, or Germantown Funding, and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC, or Society Hill Funding, pursuant to an indenture with Citibank, N.A., or Citibank, as trustee (see Note 8).

(p)	Includes 500,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $12,500, upon the request of NewStar.

(q)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $12,500, upon the request of NewStar.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
The Telx Group, Inc.	(f)	Software & Services	L+350	1.0%	4/9/20	$2,488	$2,476	$2,425
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	14,963	14,963	14,963
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	765	762	708
Waste Pro USA, Inc.	(f)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,667	30,667	30,667
Waste Pro USA, Inc.	(i)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,333
Winchester Electronics Corp.		Technology Hardware & Equipment	Prime+750		11/17/20	21,818	21,818	21,818
Winchester Electronics Corp.	(i)	Technology Hardware & Equipment	Prime+700		11/17/20	7,268	7,268	7,268

Total Senior Secured Loans—First Lien							327,077	326,069
Unfunded Loan Commitments							(47,792)	(47,792)

Net Senior Secured Loans—First Lien							279,285	278,277

Senior Secured Loans—Second Lien—20.3%
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,206	4,203
Affordable Care, Inc.		Health Care Equipment & Services	L+925	1.3%	12/26/19	2,216	2,230	2,194
Alison US LLC	(g)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,142	5,982
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,572	6,133
BBB Industries US Holdings, Inc.	(f)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,523	23,875
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	8,850	8,786	7,345
BRG Sports, Inc.		Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,540	3,589
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,333
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	1,129	1,119	1,022
ColourOz Investment 2 LLC	(g)	Materials	L+725	1.0%	9/5/22	1,143	1,134	1,086
Compuware Corp.	(f)(h)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,541	2,489
Fieldwood Energy LLC	(h)	Energy	L+713	1.3%	9/30/20	4,000	3,040	2,953
Inmar, Inc.		Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,902
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,009	1,956
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,084	24,259	24,189
Nielsen & Bainbridge, LLC		Consumer Services	L+925	1.0%	8/15/21	5,000	4,929	4,925
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	12,000	11,885	11,640

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	$188	$186	$185
Printpack Holdings, Inc.		Materials	L+875	1.0%	5/28/21	10,000	9,812	9,950
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	15,000	15,000	15,000
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,561	3,615
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	1,152
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,990
Vouvray US Finance LLC	(g)	Transportation	L+750	1.0%	12/27/21	5,714	5,660	5,557

Total Senior Secured Loans—Second Lien							173,357	170,515

Senior Secured Bonds—5.1%
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	2,000	1,993	1,900
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	14,550	12,189	12,549
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,187	4,925
Caesars Entertainment Resort Properties, LLC	(e)(h)	Consumer Services	11.0%		10/1/21	4,000	3,551	3,660
Global A&T Electronics Ltd.	(g)	Technology Hardware & Equipment	10.0%		2/1/19	5,000	4,548	4,510
Logan’s Roadhouse, Inc.	(e)(f)(h)(l)	Consumer Services	10.8%		10/15/17	9,150	6,828	6,783
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	757	644
Tembec Industries Inc.	(e)(g)(l)	Materials	9.0%		12/15/19	8,200	8,200	8,118

Total Senior Secured Bonds							43,253	43,089

Subordinated Debt—21.4%
Acosta HoldCo, Inc.	(e)	Consumer Services	7.8%		10/1/22	6,000	6,000	6,090
Algeco Scotsman Global Finance Plc	(e)(g)	Commercial & Professional Services	10.8%		10/15/19	5,000	4,306	4,329
American Energy—Woodford, LLC	(e)	Energy	9.0%		9/15/22	3,750	3,599	2,358
Armored AutoGroup Inc.	(e)(l)	Household & Personal Products	9.3%		11/1/18	5,022	5,192	5,047
BWAY Holding Co.	(e)	Materials	9.1%		8/15/21	6,250	6,212	6,281
Canbriam Energy Inc.	(g)	Energy	9.8%		11/15/19	9,800	9,221	9,261
CEC Entertainment, Inc.	(e)(l)	Consumer Services	8.0%		2/15/22	8,000	7,655	7,800
Elizabeth Arden, Inc.	(e)(g)(l)	Household & Personal Products	7.4%		3/15/21	4,540	3,991	4,199
FLY Leasing Ltd.	(e)(g)	Capital Goods	6.4%		10/15/21	2,700	2,700	2,659
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
Jupiter Resources Inc.	(e)(g)	Energy	8.5%		10/1/22	17,400	16,259	13,050

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kindred Healthcare, Inc.	(e)(g)	Health Care Equipment & Services	8.0%		1/15/20	$2,500	$2,500	$2,637
Lightstream Resources Ltd.	(e)(g)	Energy	8.6%		2/1/20	4,200	3,467	2,960
NewStar Financial, Inc.	(f)(g)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)(l)	Consumer Services	10.3%		6/30/20	31,915	32,440	32,075
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	1,700	1,506	1,386
RSP Permian, Inc.	(e)(g)	Energy	6.6%		10/1/22	2,500	2,500	2,347
Samson Investment Co.	(e)	Energy	9.8%		2/15/20	14,877	12,410	6,248
SandRidge Energy, Inc.	(g)	Energy	7.5%		3/15/21	3,150	1,940	2,044
SandRidge Energy, Inc.	(g)	Energy	7.5%		2/15/23	430	259	275
SandRidge Energy, Inc.	(e)(g)	Energy	8.1%		10/15/22	3,940	3,260	2,591
SandRidge Energy, Inc.	(e)(g)	Energy	8.8%		1/5/20	10,409	9,576	7,104
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	6,000	4,256	3,570
Talos Production LLC	(e)	Energy	9.8%		2/15/18	1,500	1,364	1,357
Teine Energy Ltd.	(e)(g)	Energy	6.9%		9/30/22	8,950	8,882	7,149
Warren Resources, Inc.	(e)	Energy	9.0%		8/1/22	8,800	8,404	5,500
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	4,050	4,050	4,048

Total Subordinated Debt							197,259	180,178

Collateralized Securities—1.0%
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	730	684	684
NewStar Clarendon 2014-1A Sub B	(g)(h)	Diversified Financials	12.5%		1/25/27	8,310	8,223	8,223

Total Collateralized Securities							8,907	8,907

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.8%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel	11,429	$12	$12
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel	1,131,428	1,131	1,131
Altus Power America Holdings, Inc., Preferred Equity	(j)	Energy	253,925	254	254
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials	173,554	174	243
NewStar Financial, Inc., Warrants	(g)(j)	Diversified Financials	2,375,000	15,057	15,674

Total Equity/Other				16,628	17,314

Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					14,839

TOTAL INVESTMENTS—82.6%				$718,689	695,805

OTHER ASSETS IN EXCESS OF LIABILITIES—17.4%					146,772

NET ASSETS—100.0%					$842,577

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)		$292,409		$(5,368)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, three-month LIBOR was 0.26% and Prime was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank (see Note 8).

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2015, the Company had seven wholly-owned financing subsidiaries, one wholly-owned subsidiary through which it holds an interest in a non-controlled and non-affiliated portfolio company and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2015. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	106,217,656	$1,040,449	55,163,853	$547,315
Reinvestment of Distributions	4,760,769	42,237	274,439	2,607

Total Gross Proceeds	110,978,425	1,082,686	55,438,292	549,922
Commissions and Dealer Manager Fees	—	(93,827)	—	(50,839)

Net Proceeds to Company	110,978,425	988,859	55,438,292	499,083
Share Repurchase Program	(394,136)	(3,528)	—	—

Net Proceeds from Share Transactions	110,584,289	$985,331	55,438,292	$499,083

Status of Continuous Public Offering

Since commencing its continuous public offering and through October 27, 2015, the Company has issued 213,980,489 shares of common stock for gross proceeds of $2,100,307. As of October 27, 2015, the Company had raised total gross proceeds of $2,112,294, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the nine months ended September 30, 2015 and 2014, the Company issued 110,978,425 and 55,438,292 shares of common stock for gross proceeds of $1,082,686 and $549,922 at an average price per share of $9.76 and $9.92, respectively. The gross proceeds received during the nine months ended September 30, 2015 and 2014 include reinvested stockholder distributions of $42,237 and $2,607, respectively, for which the Company issued 4,760,769 and 274,439 shares of common stock, respectively. During the period from October 1, 2015 to October 27, 2015, the Company issued 6,751,473 shares of common stock for gross proceeds of $63,258 at an average price per share of $9.37.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $93,827 and $50,839 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.87	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.96	$543
June 30, 2015	July 8, 2015	316,818	100%	$8.96	$2,837

On October 7, 2015, the Company repurchased 274,874 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.55 per share for aggregate consideration totaling $2,350.

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

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the nine months ended September 30, 2015, Franklin Square Holdings did not fund any of the Company’s organization and offering costs. As of September 30, 2015, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$10,737	$2,068	$25,482	$2,559
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$(282)	$—	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$6,443	$—	$8,397	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$616	$53	$1,605	$133
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$834	$234	$2,232	$1,446
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$5,995	$6,344	$17,732	$9,592

(1)	During the nine months ended September 30, 2015, $598 in expense reimbursements were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $17,911 in net base management fees were paid to FSIC III Advisor. During the nine months ended September 30, 2014, there were no base management fees paid to FSIC III Advisor. As of September 30, 2015, $10,737 in base management fees were payable to FSIC III Advisor.
(2)	During the nine months ended September 30, 2015 and 2014, the Company did not accrue any capital gains incentive fees based on the performance of its portfolio. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FSIC III Advisor during the nine months ended September 30, 2015 and 2014. During the three months ended September 30, 2014, the Company reversed $282 in capital gain incentive fees previously accrued based on the performance of its portfolio. As of September 30, 2015, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)	During the nine months ended September 30, 2015 and 2014, $1,954 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of September 30, 2015, a subordinated incentive fee on income of $6,443 was payable to FSIC III Advisor.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(4)	During the nine months ended September 30, 2015 and 2014, $1,489 and $101, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $923 and $101 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2015 and 2014, respectively.
(5)	During the nine months ended September 30, 2015 and 2014, the Company incurred offering costs of $3,600 and $3,229, respectively, of which $2,232 and $1,446, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. During the nine months ended September 30, 2014, FSIC III Advisor and its affiliates directly funded $1,993 of the Company’s organization and offering costs and the Company paid $3,801 to FSIC III Advisor and its affiliates for organization and offering costs previously funded.
(6)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of October 27, 2015, the Company has issued an aggregate of 1,724,567 shares of common stock for aggregate proceeds of $15,533 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Fund, FS Investment Corporation II, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor. Pursuant to this relief, the Company may co-invest with FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

As of December 31, 2014, $598 of reimbursements were payable to the Company from Franklin Square Holdings. During the nine months ended September 30, 2015, the Company did not accrue any amounts for

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

expense reimbursements that Franklin Square Holdings has agreed to pay. During the nine months ended September 30, 2015, the Company did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by the Company to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2015, the Company had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the nine months ended September 30, 2015, the Company accrued $3,251 for expense recoupments payable to Franklin Square Holdings of which $1,650 was paid. As of September 30, 2015, $218 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to the Company as of September 30, 2015 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
December 31, 2014	$218	0.90%	7.11%	December 31, 2017
March 31, 2015	$—	N/A	N/A	N/A
June 30, 2015	$—	N/A	N/A	N/A
September 30, 2015	$—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the nine months ended September 30, 2015 and 2014, FS Trust purchased $231 and $31, respectively, of the Company’s shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145
September 30, 2014	$0.1885	$6,978
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570
September 30, 2015	$0.1750	$33,045

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On August 4, 2015 and November 9, 2015, the Company’s board of directors declared regular weekly cash distributions for October 2015 through December 2015 and January 2016 through March 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

On January 5, 2015, the Company amended and restated its distribution reinvestment plan, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, January 28, 2015. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to 95% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the nine months ended September 30, 2015 and 2014 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the nine months ended September 30, 2014, $2,871 of the distributions paid was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	79,307	100%	5,118	63%
Short-term capital gains proceeds from the sale of assets	—	—	134	2%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	2,871	35%

Total	$79,307	100%	$8,123	100%

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	During the nine months ended September 30, 2015 and 2014, 94.3% and 99.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.0% and 0.5%, respectively, was attributable to non-cash accretion of discount and 0.7% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $79,307 and $7,989, respectively. As of September 30, 2015 and December 31, 2014, the Company had distributed all of its net investment income and realized gains on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
GAAP-basis net investment income	$68,042	$7,593
Tax-basis deferral and amortization of organization costs	(13)	56
Reclassification of unamortized original issue discount and prepayment fees	(370)	(1)
Tax-basis net investment income portion of total return swap payments	10,507	251
Accretion of discount on total return swap	1,128	86
Other miscellaneous differences	13	4

Tax-basis net investment income	$79,307	$7,989

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

As of September 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income	$—	$—
Accumulated capital losses	(24,902)	—
Unamortized organization costs	(227)	(240)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(106,135)	(28,611)

Total	$(131,264)	$(28,851)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	As of September 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and TRS was $6,182 and $8,892, respectively. As of September 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and TRS was $112,317 and $37,503, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $2,205,609 and $719,048 as of September 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(106,135) and $(28,611) as of September 30, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,236,550	$1,226,591	58%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	347,553	328,759	16%	173,357	170,515	25%
Senior Secured Bonds	118,943	91,345	4%	43,253	43,089	6%
Subordinated Debt	462,472	426,029	20%	197,259	180,178	26%
Collateralized Securities	8,552	8,210	1%	8,907	8,907	1%
Equity/Other	30,052	27,535	1%	16,628	14,839	2%

Total	$2,204,122	$2,108,469	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $352,939 and $341,159, respectively, as of September 30, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,535,948	$1,515,152	62%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	401,094	381,357	16%	200,837	197,594	20%
Senior Secured Bonds	118,943	91,345	4%	43,253	43,089	4%
Subordinated Debt	462,472	426,029	17%	197,259	180,178	18%
Collateralized Securities	8,552	8,210	0%	8,907	8,907	1%
Equity/Other	30,052	27,535	1%	16,628	14,839	2%

Total	$2,557,061	$2,449,628	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of September 30, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $142,613 and one unfunded commitment to purchase up to $550 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, the Company had seven unfunded debt investments with aggregate unfunded commitments of $47,792. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$36,483	2%	$27,208	4%
Capital Goods	157,244	7%	35,615	5%
Commercial & Professional Services	221,139	11%	76,536	11%
Consumer Durables & Apparel	56,041	3%	30,628	4%
Consumer Services	227,665	11%	100,066	14%
Diversified Financials	96,149	5%	59,606	9%
Energy	265,360	13%	115,159	16%
Food, Beverage & Tobacco	5,263	0%	—	—
Food & Staples Retailing	4,904	0%	2,352	0%
Health Care Equipment & Services	122,009	6%	4,831	1%
Household & Personal Products	—	—	9,246	1%
Insurance	7,783	0%	4,048	1%
Materials	107,847	5%	54,034	8%
Media	75,568	4%	25,575	4%
Real Estate	1,715	0%	—	—
Retailing	29,100	1%	—	—
Semiconductors & Semiconductor Equipment	10,103	0%	—	—
Software & Services	405,067	19%	86,454	12%
Technology Hardware & Equipment	67,044	3%	38,877	6%
Telecommunication Services	26,688	1%	5,050	1%
Transportation	185,297	9%	20,520	3%

Total	$2,108,469	100%	$695,805	100%

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

As of September 30, 2015 and December 31, 2014, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2015 (Unaudited)		December 31, 2014
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	2,108,469	(8,995)	695,805	(5,368)

Total	$2,108,469	$(8,995)	$695,805	$(5,368)

The Company’s investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Thirty-three senior secured loan investments, one senior secured bond investment and five subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near September 30, 2015, were valued at cost as the Company’s board of directors

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the nine months ended September 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	2,344	830	1,500	1,835	(355)	—	6,154
Net realized gain (loss)	932	35	(1,472)	(25,239)	—	—	(25,744)
Net change in unrealized appreciation (depreciation)	(8,951)	(15,952)	(27,434)	(19,362)	(342)	(728)	(72,769)
Purchases	1,033,459	187,076	92,246	401,805	—	13,424	1,728,010
Paid-in-kind interest	864	2	—	—	—	—	866
Sales and redemptions	(80,334)	(13,747)	(16,584)	(113,188)	—	—	(223,853)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,226,591	$328,759	$91,345	$426,029	$8,210	$27,535	$2,108,469

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,681)	$(18,265)	$(27,631)	$(34,991)	$(342)	$(728)	$(88,638)

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	15	33	(3)	1	—	—	46
Net realized gain (loss)	67	65	—	—	—	—	132
Net change in unrealized appreciation (depreciation)	(1,568)	719	(327)	(1,640)	—	8	(2,808)
Purchases	169,937	142,237	22,455	100,751	—	174	435,554
Sales and redemptions	(11,850)	(6,025)	—	—	—	—	(17,875)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$156,601	$137,029	$22,125	$99,112	$—	$182	$415,049

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,568)	$719	$(327)	$(1,640)	$—	$8	$(2,808)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at September 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$712,839	Market Comparables	Market Yield (%)	7.0% - 14.5%	9.7%
	291,852	Market Quotes	Indicative Dealer Quotes	54.4% - 101.0%	94.0%
	221,900	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	91,190	Market Comparables	Market Yield (%)	8.8% - 15.5%	12.0%
	237,569	Market Quotes	Indicative Dealer Quotes	10.7% - 100.6%	94.2%
Senior Secured Bonds	4,610	Market Comparables	Market Yield (%)	14.8% - 15.3%	15.0%
	86,735	Market Quotes	Indicative Dealer Quotes	45.0% - 89.3%	73.9%
Subordinated Debt	46,875	Market Comparables	Market Yield (%)	12.8% - 13.3%	13.0%
	7,320	Other(2)	Other(2)	N/A	N/A
	371,834	Market Quotes	Indicative Dealer Quotes	43.0% - 101.8%	90.5%
Collateralized Securities	8,210	Market Quotes	Indicative Dealer Quotes	90.6% - 93.2%	90.8%
Equity/Other	16,041	Market Comparables	EBITDA Multiples (x)	6.5x - 11.5x	10.2x
			Capacity Multiple ($/ kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 50.0%	40.7%
	11,494	Other(2)	Other(2)	N/A	N/A

Total	$2,108,469

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

Type of Investment	Fair Value at December 31, 2014(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$130,417	Market Comparables	Market Yield (%)	8.0% - 12.3%	9.4%
	26,920	Cost	Cost	100.0% - 100.0%	100.0%
	19,804	Other(3)	Other	N/A	N/A
	101,136	Market Quotes	Indicative Dealer Quotes	79.0% - 102.0%	96.5%
Senior Secured Loans—Second Lien	20,323	Market Comparables	Market Yield (%)	8.5% - 11.5%	9.3%
	150,192	Market Quotes	Indicative Dealer Quotes	71.6% - 101.3%	95.2%
Senior Secured Bonds	43,089	Market Quotes	Indicative Dealer Quotes	73.5% - 99.5%	89.4%
Subordinated Debt	37,500	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	313	Other	Other	N/A	N/A
	142,365	Market Quotes	Indicative Dealer Quotes	41.5% - 106.0%	86.5%
Collateralized Securities	8,907	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	13,696	Market Comparables	EBITDA Multiples (x)	6.8x - 10.5x	8.5x
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	1,143	Cost	Cost	$1.00 - $1.00	$1.00

Total	$695,805

(1)	Except as otherwise described below, the remaining level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014, the Company’s current reports on Form 8-K filed with the SEC on May 14, 2015 and June 24, 2015, the notes to the Company’s unaudited financial statements contained in its quarterly report on Form 10-Q for the quarterly period ended June 30, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available		Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$352,939	$47,061		N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$139,400	$60,600		June 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$222,400	$27,600		September 22, 2019(3)
JPM Credit Facility	Term Loan Credit Facility	L+2.50%	$206,440	$93,560	(4)	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$150,000	$150,000		July 15, 2019
Capital One Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$30,000	$120,000		August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in whole or in part, upon prior written notice to the other party. On October 14, 2015, Center City Funding entered into a fifth amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS to $500,000 from $400,000.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2015, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	On September 22, 2015, Dunlap Funding entered into an amendment with Deutsche Bank to (a) increase the maximum financing commitment available under the Deutsche Bank credit facility to $250,000 from $200,000 and (b) extend the facility term to September 22, 2019.
(4)	On September 8, 2015, Jefferson Square entered into an amendment with JPM to extend the period during which amounts may be borrowed under the JPM Credit Facility to November 10, 2015.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $303,040 and 2.61%, respectively. As of September 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.77%.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On August 25, 2014, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City Funding entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000 and, on January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000. On June 26, 2015, Center City Funding entered into a fourth amendment to the TRS to (1) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2015 to any time on or after June 26, 2016; (2) increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.32% per annum to 1.50% per annum; (3) reduce the amount of initial cash collateral Center City Funding is required to post in accordance with the margin requirements of the TRS (generally reduced from 25% to 20% of the notional amount of each loan that becomes subject to the TRS); and (4) decrease the threshold at which Center City Funding is required to post additional cash collateral in accordance with the margin requirements of the TRS in the event of depreciation in the value of the loans underlying the TRS. On October 14, 2015, Center City Funding entered into a fifth amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS to $500,000 from $400,000.

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

The obligations of Center City Funding under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City Funding, which generally will equal the value of cash collateral provided by Center City Funding under the TRS. Pursuant to the terms of the TRS, Center City Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $500,000. Center City Funding is required to initially cash collateralize a specified percentage of the notional amount of each loan (generally 20%) that becomes subject to the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Center City Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Center City Funding are available to pay the Company’s debts.

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

Citibank may terminate the TRS from any time on or after June 26, 2016. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 26, 2016 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2016. Such monthly payments equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.50% per annum. If the TRS had been terminated as of September 30, 2015, Center City Funding would have been required to pay an early termination fee of approximately $3,195, based on the maximum notional

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

amount of the TRS of $400,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of September 30, 2015 and December 31, 2014, the fair value of the TRS was $(8,995) and $(5,368), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2015, Center City Funding had selected 48 underlying loans with a total notional amount of $352,939 and posted $105,000 in cash collateral held by Citibank (of which only $79,548 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2014, Center City Funding had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$7,872	$7,753	$(119)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,357	7,277	(80)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,112	(288)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,892	5,822	(70)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,913	4,938	25
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,742	7,704	(2,038)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,801	7,950	149
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,824	(56)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	16,349	16,359	10
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+575		3/1/17	9,628	9,451	(177)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+675		3/1/17	4,481	4,428	(53)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,906	5,916	10
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,812	(38)
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	10,955	10,466	(489)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,315	11,463	148
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,392	6,067	(325)
CT Technologies Intermediate Holdings, Inc.	Health Care Equipment & Services	L+425	1.0%	12/1/21	828	833	5
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,443	8,522	79
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,583	4,405	(2,178)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,819	232
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	985	983	(2)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,399	5,254	(1,145)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,858	14,088	230
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	9,044	8,993	(51)
Infiltrator Water Technologies, LLC	Capital Goods	L+425	1.0%	5/27/22	2,836	2,844	8
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,410	(29)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,978	10,133	155
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,289	3,235	(54)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,400	(112)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,077	5,402	(675)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	10,009	7,994	(2,015)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,948	6,965	17
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	21,107	20,893	(214)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	5,892	5,423	(469)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	12,798	12,788	(10)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	2,715	2,717	2
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,751	9,055	(696)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,653	2,109	(544)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,209	(3)
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,969	69
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,336	1,231	(105)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	8,603	8,514	(89)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,647	16,484	(163)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	4,958	4,981	23
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	7,666	7,784	118
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	2,943	(107)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	13,226	12,746	(480)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,691	(186)

Total					$352,939	$341,159	(11,780)

	Total TRS Accrued Income and Liabilities:						2,785

	Total TRS Fair Value:						$(8,995)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2015, the three-month LIBOR was 0.33%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is non-income producing.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta HoldCo, Inc.	Consumer Services	L+400	1.0%	9/26/21	$6,884	$6,927	$43
AECOM Technology Corp.(3)	Commercial & Professional Services	L+300	0.8%	10/15/21	5,517	5,541	24
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,413	7,313	(100)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,306	(94)
Auris Luxembourg III Sarl(3)	Health Care Equipment & Services	L+450	1.0%	1/17/22	4,137	4,157	20
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	12,740	12,870	130
BWAY Holding Co.	Materials	L+450	1.0%	8/14/20	3,694	3,713	19
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+575		3/1/17	9,628	9,055	(573)
Caesars Entertainment Operating Co., Inc.(3)	Consumer Services	L+675		3/1/17	4,481	4,186	(295)
CEC Entertainment, Inc.	Consumer Services	L+300	1.0%	2/12/21	2,906	2,900	(6)
Chief Power Finance, LLC	Energy	L+475	1.0%	12/31/20	4,906	4,919	13
CITGO Petroleum Corp.	Energy	L+350	1.0%	7/29/21	1,872	1,875	3
Compuware Corp	Software & Services	L+525	1.0%	12/15/21	11,400	11,390	(10)
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,639	6,431	(208)
CT Technologies Intermediate Holdings, Inc.	Software & Services	L+500	1.0%	12/1/21	834	838	4
Dealer Tire, LLC	Automobiles & Components	L+450	1.0%	12/22/21	4,653	4,665	12
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,633	5,360	(1,273)
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+450	1.0%	11/4/21	7,338	7,370	32
DTZ U.S. Borrower, LLC(3)	Commercial & Professional Services	L+825	1.0%	11/4/22	9,587	9,612	25
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	992	973	(19)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,448	5,335	(1,113)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	12,666	12,221	(445)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	3,465	3,456	(9)
Green Energy Partners/Stonewall LLC	Energy	L+550	1.0%	11/13/21	1,650	1,654	4
Husky Injection Molding Systems Ltd.(3)	Capital Goods	L+325	1.0%	6/30/21	982	966	(16)
IBC Capital Ltd.(3)	Materials	L+375	1.0%	9/9/21	3,308	3,315	7
J. Crew Group, Inc.	Retailing	L+300	1.0%	3/5/21	9,384	9,001	(383)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	5,147	5,099	(48)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,425	(87)
JELD-WEN, Inc.	Capital Goods	L+425	1.0%	10/15/21	10,909	10,876	(33)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	5,892	5,831	(61)
Nielsen & Bainbridge, LLC	Consumer Services	L+500	1.0%	8/15/20	9,910	9,800	(110)
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+325	1.0%	6/22/19	12,674	12,471	(203)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	7,710	7,493	(217)
Packers Holdings, LLC	Commercial & Professional Services	L+400	1.0%	12/2/21	1,721	1,721	—
Payless Inc.	Consumer Durables & Apparel	L+400	1.0%	3/11/21	4,224	3,942	(282)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+375	1.0%	6/16/21	2,276	2,247	(29)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,189	(23)
Ranpak Corp.	Materials	L+375	1.0%	10/1/21	1,357	1,349	(8)
RGL Reservoir Operations Inc.(3)	Energy	L+500	1.0%	8/13/21	3,870	3,146	(724)
Roundy’s Supermarkets, Inc.	Food & Staples Retailing	L+475	1.0%	3/3/21	2,725	2,728	3
Sable International Finance Ltd.(3)	Media	L+450	1.0%	11/25/16	8,556	8,578	22
Sable International Finance Ltd.(3)	Media	L+550	1.0%	11/25/16	3,152	3,184	32

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Scientific Games International, Inc.(3)	Consumer Services	L+500	1.0%	10/1/21	$13,727	$13,646	$(81)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	9,056	8,896	(160)
ServiceMaster Co., LLC	Commercial & Professional Services	L+325	1.0%	7/1/21	7,822	7,735	(87)
Spencer Gifts LLC	Retailing	L+450	1.0%	7/16/21	7,763	7,729	(34)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,430	3,455	25
Travelport Finance (Luxembourg) Sarl(3)	Consumer Services	L+500	1.0%	9/2/21	4,748	4,791	43
Winebow Holdings, Inc.	Retailing	L+375	1.0%	7/1/21	3,582	3,451	(131)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,716	(161)

Total					$292,409	$285,847	(6,562)

		Total TRS Accrued Income and Liabilities:					1,194

		Total TRS Fair Value:					$(5,368)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month LIBOR was 0.26%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

As of September 30, 2015 and December 31, 2014, $139,400 and $87,100, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $34 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$442	$1,043
Non-usage fees	109	316
Amortization of deferred financing costs	63	226

Total interest expense	$614	$1,585

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$1,253
Average borrowings under the facility	$98,962
Effective interest rate on borrowings (including the effect of non-usage fees)	1.67%
Weighted average interest rate (including the effect of non-usage fees)	1.81%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of available borrowings under the Deutsche Bank credit facility to $150,000 from $100,000, and on March 24, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of available borrowings to $200,000 from $150,000 on a committed basis. On September 22, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to (i) increase the aggregate principal amount of available borrowings to $250,000 from $200,000 on a committed basis and (ii) extend the term of the facility to September 22, 2019.

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

Pricing under the Deutsche Bank credit facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.25% per annum. Interest is payable quarterly in arrears. Dunlap Funding will be subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Deutsche Bank credit facility has not been borrowed. In addition, Dunlap Funding is subject to (i) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Deutsche Bank credit facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) an

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

administration fee. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019. Dunlap Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank credit facility.

As of September 30, 2015 and December 31, 2014, $222,400 and $25,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,899 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $2,476 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$1,265	$2,718
Non-usage fees and make whole fees(1)	25	185
Amortization of deferred financing costs	145	400

Total interest expense	$1,435	$3,303

(1)	Dunlap Funding was subject to a make whole fee for the year ended December 31, 2014 as a result of the level of its utilization of the Deutsche Bank credit facility during such period and, accordingly, Dunlap Funding accrued such fee. Due to increased utilization of the Deutsche Bank credit facility during the nine months ended September 30, 2015, Dunlap Funding was not subject to the make whole fee during such period and, as a result, the accrual of such fee was reversed during the period.

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$1,940
Average borrowings under the facility	$127,815
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	2.87%
Weighted average interest rate (including the effect of non-usage and administration fees)	2.99%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square, entered into a senior-secured term loan credit facility, or the JPM credit facility, with JPMorgan Chase Bank, National Association, or JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. The JPM credit facility provided for delayed-draw borrowings in an aggregate principal amount of up to $300,000 on a committed basis before November 10, 2015.

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

Borrowings under the JPM credit facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

As of September 30, 2015, $206,440 was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $144 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of September 30, 2015, $134 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the JPM credit facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$1,035	$1,582
Non-usage fees	71	71
Amortization of deferred financing costs	8	10

Total interest expense	$1,114	$1,663

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$140,344
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%
Weighted average interest rate (including the effect of non-usage fees)	2.91%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.
(2)	The average borrowings under the JPM credit facility are calculated for the period since the Company commenced borrowing thereunder to September 30, 2015.

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

The Company may sell and/or contribute assets to Germantown Funding from time to time pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, between the Company and Germantown Funding, or the Sale and Contribution agreement. The assets held by Germantown Funding secure the obligations of Germantown Funding under Floating Rate Notes, or the Notes to be issued from time to time by Germantown Funding to Society Hill Funding pursuant to an Indenture, dated as of June 18, 2015, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Germantown Funding from time to time is $500,000. Society Hill Funding will purchase the Notes to be issued by Germantown Funding from time to time at a purchase price equal to their par value.

Interest on the Notes under the Indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of October 15, 2027.

Society Hill Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of June 18, 2015 and effective as of July 15, 2015, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning July 15, 2015 to, but excluding the date that is ten business days prior to, July 15, 2019, Goldman will purchase Notes held by Society Hill Funding for an aggregate purchase price equal to 60% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $500,000. Accordingly, the aggregate maximum amount payable to Society Hill Funding under the Goldman facility will not exceed $300,000. As of September 30, 2015, Notes in an aggregate principal amount of $250,000 had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

for aggregate proceeds of $150,000. Society Hill Funding intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $250,000 in principal amount of Notes (assuming Germantown Funding issues the maximum amount of Notes).

Society Hill Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than July 15, 2019. The repurchase price paid by Society Hill Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Until November 15, 2015, financing fees will accrue on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees will accrue on $300,000 (even if the aggregate purchase price paid for Notes purchased by Goldman at that time is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to July 15, 2019 due to an event of default or the failure of Germantown Funding to commit to sell any underlying assets that become defaulted obligations within 30 days, then Society Hill Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through July 15, 2019 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

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

The Company incurred costs of $1,543 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of September 30, 2015, $1,460 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$24	$24
Amortization of deferred financing costs	83	83

Total interest expense	$107	$107

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$150,000
Effective interest rate on borrowings	2.87%
Weighted average interest rate	2.87%

(1)	Interest under the Goldman facility is payable quarterly in arrears and will commence on January 15, 2016.
(2)	The average borrowings under the Goldman facility are calculated for the period since the Company commenced borrowing thereunder to September 30, 2015.

Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Capital One Facility

On August 13, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Chestnut Hill Funding LLC, or Chestnut Hill Funding, entered into a revolving credit facility, or the Capital One facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian under the Capital One facility. The Capital One facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

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

Borrowings under the Capital One facility accrue interest at a rate equal to LIBOR for each 1-month, 2-month or 3-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2015, $30,000 was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,345 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of September 30, 2015, $1,310 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the Capital One facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$2	$2
Non-usage fees	51	51
Amortization of deferred financing costs	35	35

Total interest expense	$88	$88

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$30,000
Effective interest rate on borrowings	3.48%
Weighted average interest rate(3)	3.48%

(1)	Interest under the Capital One facility is payable quarterly in arrears and will commence on January 15, 2016.
(2)	The average borrowings under the Capital One facility are calculated for the period since the Company commenced borrowing thereunder to September 30, 2015.
(3)	The weighted average interest rate under the Capital One facility is calculated for the period since the Company commenced borrowing thereunder to September 30, 2015.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$9.00
Results of operations(2)
Net investment income	0.45	0.45
Net realized and unrealized appreciation (depreciation) on investments and total return swap	(0.60)	(0.62)

Net increase (decrease) in net assets resulting from operations	(0.15)	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.53)	(0.52)

Net decrease in net assets resulting from stockholder distributions	(0.53)	(0.52)

Capital share transactions
Issuance of common stock(4)	0.34	0.47
Offering costs(2)	(0.02)	(0.11)
Payments to investment adviser for offering and organization costs(2)	—	(0.09)
Capital contributions of investment adviser(2)	—	0.05

Net increase in net assets resulting from capital share transactions	0.32	0.32

Net asset value, end of period	$8.27	$8.63

Shares outstanding, end of period	208,162,691	97,578,402

Total return(5)	1.97%	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$1,721,882	$842,577

Ratio of net investment income to average net assets(6)	5.16%	5.10%

Ratio of operating expenses to average net assets(6)	3.49%	2.56%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(0.93)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.25%	—

Ratio of total operating expenses to average net assets(6)	3.74%	1.63%

Portfolio turnover(7)	17.06%	31.24%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,021,631	$327,237

Asset coverage per unit(8)	2.69	3.58

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the nine months ended September 30, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	Weighted average net assets during the nine months ended September 30, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 are used for this calculation. The following is a schedule of supplemental ratios for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of subordinated income incentive fees to average net assets	0.64%	—
Ratio of interest expense to average net assets	0.51%	0.10%

(7)	Portfolio turnover for the nine months ended September 30, 2015 is not annualized.

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Recently Issued Accounting Standards (continued)

debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

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

•

actual and potential conflicts of interest with FSIC III Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC IV Advisor, LLC, FSIC Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

As of December 31, 2014, $598 of reimbursements were payable to us from Franklin Square Holdings. During the nine months ended September 30, 2015, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the nine months ended September 30, 2015, we did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2015, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the nine months ended September 30, 2015, we accrued $3,251 for expense recoupments payable to Franklin Square Holdings of which $1,650 was paid. As of September 30, 2015, $218 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

The following table reflects the expense reimbursement payments made by Franklin Square Holdings to us as of September 30, 2015 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
December 31, 2014	$218	0.90%	7.11%	December 31, 2017
March 31, 2015	$—	N/A	N/A	N/A
June 30, 2015	$—	N/A	N/A	N/A
September 30, 2015	$—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2015 and for the Period from April 2, 2014 (Commencement of Operations) through December 31, 2014

During the nine months ended September 30, 2015, we made investments in portfolio companies totaling $1,728,010. During the same period, we sold investments for proceeds of $169,561 and received principal repayments of $54,292. As of September 30, 2015, our investment portfolio, with a total fair value of $2,108,469 (58% in first lien senior secured loans, 16% in second lien senior secured loans, 4% in senior secured bonds, 20% in subordinated debt, 1% in collateralized securities and 1% in equity/other), consisted of interests in 129 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual

EBITDA of approximately $239.3 million. As of September 30, 2015, the debt investments in our portfolio were purchased at a weighted average price of 96.7% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.8% based upon the amortized cost of our investments. For the nine months ended September 30, 2015, our total return was 1.97%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of September 30, 2015 and our public offering price of $9.60 per share as of such date, the annualized distribution rate to stockholders as of September 30, 2015 was 7.29%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of September 30, 2015. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

During the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, we made investments in portfolio companies totaling $797,312. During the same period, we sold investments for proceeds of $71,695 and received principal repayments of $7,534. As of December 31, 2014, our investment portfolio, with a total fair value of $695,805 (40% in first lien senior secured loans, 25% in second lien senior secured loans, 6% in senior secured bonds, 26% in subordinated debt, 1% in collateralized securities and 2% in equity/other), consisted of interests in 83 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $231.4 million. As of December 31, 2014, the debt investments in our portfolio were purchased at a weighted average price of 95.2% of par and our estimated gross portfolio yield, prior to leverage, was 10.1% based upon the amortized cost of our investments. For the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, our total return was 1.67%.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 5 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2015:

Net Investment Activity	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Purchases	$733,698	$1,728,010
Sales and Redemptions	(67,656)	(223,853)

Net Portfolio Activity	$666,042	$1,504,157

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$484,574	66%	$1,033,459	60%
Senior Secured Loans—Second Lien	56,107	8%	187,076	11%
Senior Secured Bonds	14,806	2%	92,246	5%
Subordinated Debt	167,208	23%	401,805	23%
Collateralized Securities	—	—	—	—
Equity/Other	11,003	1%	13,424	1%

Total	$733,698	100%	$1,728,010	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,236,550	$1,226,591	58%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	347,553	328,759	16%	173,357	170,515	25%
Senior Secured Bonds	118,943	91,345	4%	43,253	43,089	6%
Subordinated Debt	462,472	426,029	20%	197,259	180,178	26%
Collateralized Securities	8,552	8,210	1%	8,907	8,907	1%
Equity/Other	30,052	27,535	1%	16,628	14,839	2%

Total	$2,204,122	$2,108,469	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $352,939 and $341,159, respectively, as of September 30, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,535,948	$1,515,152	62%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	401,094	381,357	16%	200,837	197,594	20%
Senior Secured Bonds	118,943	91,345	4%	43,253	43,089	4%
Subordinated Debt	462,472	426,029	17%	197,259	180,178	18%
Collateralized Securities	8,552	8,210	0%	8,907	8,907	1%
Equity/Other	30,052	27,535	1%	16,628	14,839	2%

Total	$2,557,061	$2,449,628	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Number of Portfolio Companies	129	83
% Variable Rate (based on fair value)	72.8%	63.8%
% Fixed Rate (based on fair value)	25.9%	34.1%
% Income Producing Equity/Other Investments (based on fair value)	—	—
% Non-Income Producing Equity/Other Investments (based on fair value)	1.3%	2.1%
Average Annual EBITDA of Portfolio Companies	$239,300	$231,400
Weighted Average Purchase Price of Debt Investments (as a % of par)	96.7%	95.2%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2015:

New Direct Originations	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Total Commitments (including unfunded commitments)	$512,769	$1,024,123
Exited Investments (including partial paydowns)	(1,043)	(45,977)

Net Direct Originations	$511,726	$978,146

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$447,686	87%	$885,859	86%
Senior Secured Loans—Second Lien	34,480	7%	100,204	10%
Senior Secured Bonds	5,376	1%	5,376	1%
Subordinated Debt	14,374	3%	19,497	2%
Collateralized Securities	—	—	—	—
Equity/Other	10,853	2%	13,187	1%

Total	$512,769	100%	$1,024,123	100%

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Average New Direct Origination Commitment Amount	$46,615	$34,137
Weighted Average Maturity for New Direct Originations	10/6/21	4/8/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.9%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.0%	9.5%

The following table presents certain selected information regarding our direct originations as of September 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2015	December 31, 2014
Number of Portfolio Companies	40	21
Average Annual EBITDA of Portfolio Companies	$86,100	$61,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.6%	10.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,164,932	55%	$279,244	40%
Opportunistic	639,518	30%	258,261	37%
Broadly Syndicated/Other	304,019	15%	158,300	23%

Total	$2,108,469	100%	$695,805	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$36,483	2%	$27,208	4%
Capital Goods	157,244	7%	35,615	5%
Commercial & Professional Services	221,139	11%	76,536	11%
Consumer Durables & Apparel	56,041	3%	30,628	4%
Consumer Services	227,665	11%	100,066	14%
Diversified Financials	96,149	5%	59,606	9%
Energy	265,360	13%	115,159	16%
Food, Beverage & Tobacco	5,263	0%	—	—
Food & Staples Retailing	4,904	0%	2,352	0%
Health Care Equipment & Services	122,009	6%	4,831	1%
Household & Personal Products	—	—	9,246	1%
Insurance	7,783	0%	4,048	1%
Materials	107,847	5%	54,034	8%
Media	75,568	4%	25,575	4%
Real Estate	1,715	0%	—	—
Retailing	29,100	1%	—	—
Semiconductors & Semiconductor Equipment	10,103	0%	—	—
Software & Services	405,067	19%	86,454	12%
Technology Hardware & Equipment	67,044	3%	38,877	6%
Telecommunication Services	26,688	1%	5,050	1%
Transportation	185,297	9%	20,520	3%

Total	$2,108,469	100%	$695,805	100%

As of September 30, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, we had seventeen unfunded debt investments with aggregate unfunded commitments of $142,613 and one unfunded commitment to purchase up to $550 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, we had seven unfunded debt investments with aggregate unfunded commitments of $47,792. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2015 and our audited consolidated schedule of investments as of December 31, 2014.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,987	0%	$—	—
2	1,944,206	92%	617,838	89%
3	139,348	7%	71,719	10%
4	19,928	1%	6,248	1%
5	—	—	—	—

Total	$2,108,469	100%	$695,805	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced investment operations on April 2, 2014, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC III Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, comparisons of the three months ended September 30, 2015 and 2014 have been included, but no comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014 have been included. During the nine months ended September 30, 2014, we incurred organization costs of $64 and offering costs of $1,929, which were paid on our behalf by Franklin Square Holdings and recorded as a contribution to capital.

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

We generated investment income of $53,756 and $7,563 for the three months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $51,054 and $7,520 of cash income earned as well as $2,702 and $43 in non-cash portions relating to accretion of discount and PIK interest, for the three months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2015 and 2014, we generated $44,166 and $4,172, respectively, of interest income, which represented 82.2% and 55.2%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio during the twelve month period ended September 30, 2015. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended September 30, 2015 and 2014, we generated $9,590 and $3,391, respectively, of fee income, which represented 17.8% and 44.8%, respectively, of total investment income. The increase in fee income for the three months ended September 30, 2015 was due primarily to an increase in the number of directly originated investments for which we received fee income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses were $22,629 and $2,499 for the three months ended September 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $10,737 and $2,068 for the three months ended September 30, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $616 and $53 for the three months ended September 30, 2015 and 2014, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2015 and 2014, we accrued a subordinated incentive fee on income of $6,443 and $0, respectively, based upon the performance of our portfolio. During the three months ended September 30, 2015, we did not accrue any capital gains incentive fees based upon the performance of our portfolio. During the three months ended September 30, 2014, we reversed $282 of capital gains incentive fees previously accrued based upon the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $3,358 and $0, for the three months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended September 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $198 and $30, respectively, and fees and expenses incurred with our stock transfer agent totaled $414 and $186, respectively. Fees for our board of directors were $213 and $107 for the three months ended September 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $650 and $337 for the three months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$63	$106
Compensation of our chief compliance officer(1)	—	13
Legal fees	119	124
Printing fees	292	51
Other	176	43

Total	$650	$337

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended September 30, 2015 and 2014, the ratio of our operating expenses to our average net assets was 1.40% and 0.75%, respectively. During the three months ended September 30, 2015 and 2014, the ratio of our total operating expenses to our average net assets, which includes $1,601 and $0, respectively, of expense recoupments payable to Franklin Square Holdings and $0 and $1,760, respectively, of expense reimbursements from Franklin Square Holdings, was 1.50% and 0.22%, respectively. During the three months ended September 30, 2015 and 2014, the ratio of our operating expenses to average net assets included $3,358 and $0, respectively, related to interest expense and $6,443 and $(282), respectively, related to accruals (reversals) for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.79% and 0.84% for the three months ended September 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in future periods. During the three months ended September 30, 2015 and 2014, we paid $1,328 and $0, respectively, in expense recoupments to Franklin Square Holdings. During the three months ended September 30, 2015 and 2014, we accrued $1,601 and $0, respectively, for expense recoupments payable to Franklin Square Holdings and $0 and $1,760, respectively, of reimbursements from Franklin Square Holdings. As of September 30, 2015, $218 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $29,526 ($0.16 per share) and $6,824 ($0.18 per share) for the three months ended September 30, 2015 and 2014, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $52,562 and $15,094, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $22,799, due primarily to the sale of one of our subordinated debt investments. During the three months ended September 30, 2015, we earned $2,412 from periodic net settlement payments on our TRS, which are reflected as realized gains. We sold investments and received principal repayments of $13,333 and $2,373, respectively, during the three months ended September 30, 2014, from which we realized a net gain of $98. During the three months ended September 30, 2014, we earned $252 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(76,230). The net change in unrealized appreciation (depreciation) on our TRS was $(8,061) for the three months ended September 30, 2015. For the three months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(4,185). The net change in unrealized appreciation (depreciation) on our TRS was $(563) for the three months ended September 30, 2014. The net change in unrealized depreciation during the three months ended September 30, 2015 was due primarily to unrealized depreciation in one of our senior secured bond investments, as well as unrealized depreciation across the energy investments in our portfolio due primarily to market volatility. In addition, increased financial market volatility during the three months ended September 30, 2015 generally contributed to weaker secondary prices and wider clearing yields across the corporate credit markets, which in turn contributed to unrealized depreciation across our debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $(75,152) ($(0.40) per share) and $2,426 ($0.07 per share), respectively.

Results of Operations for the Nine Months Ended September 30, 2015

Revenues

We generated investment income of $117,267 for the nine months ended September 30, 2015 in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $110,536 of cash income earned as well as $6,731 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2015. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the nine months ended September 30, 2015, we generated $97,460 of interest income, which represented 83.1% of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the nine months ended September 30, 2015, we generated $19,807 of fee income, which represented 16.9% of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the nine months ended September 30, 2015 were $45,974. Our operating expenses include base management fees attributed to FSIC III Advisor of $25,482 for the nine months ended September 30, 2015. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $1,605 for the nine months ended September 30, 2015.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2015, we accrued a subordinated incentive fee on income of $8,397 based upon the performance of our portfolio. During the nine months ended September 30, 2015, we did not accrue any capital gains incentive fees based upon the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $6,746 for the nine months ended September 30, 2015 in connection with our financing arrangements. For the nine months ended September 30, 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $487 and fees and expenses incurred with our stock transfer agent totaled $1,081. Fees for our board of directors were $609 for the nine months ended September 30, 2015.

Our other general and administrative expenses totaled $1,567 for the nine months ended September 30, 2015, and consisted of the following:

Nine Months Ended September 30, 2015
Expenses associated with our independent audit and related fees	$244
Compensation of our chief compliance officer(1)	13
Legal fees	253
Printing fees	507
Other	550

Total	$1,567

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the nine months ended September 30, 2015, the ratio of our operating expenses to our average net assets was 3.49%. During the nine months ended September 30, 2015, the ratio of our total operating expenses to our average net assets, which includes $3,251 of expense recoupments payable to Franklin Square Holdings, was 3.73%. During the nine months ended September 30, 2015, the ratio of our operating expenses to average net assets included $6,746 related to interest expense and $8,397 related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 2.34% for the nine months ended September 30, 2015. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in future periods. During the nine months ended September 30, 2015, we paid

$1,650 in expense recoupments to Franklin Square Holdings. During the nine months ended September 30, 2015, we accrued $3,251 for expense recoupments payable to Franklin Square Holdings. As of September 30, 2015, $218 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $68,042 ($0.45 per share) for the nine months ended September 30, 2015.

Net Realized Gains or Losses

We sold investments and received principal repayments of $169,561 and $54,292, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $25,744. During the nine months ended September 30, 2015, we earned $10,979 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the nine months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(72,769). The net change in unrealized appreciation (depreciation) on our TRS was $(3,627) for the nine months ended September 30, 2015. The net change in unrealized appreciation (depreciation) on our investments and TRS during the nine months ended September 30, 2015 was primarily driven by a general widening of credit spreads.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2015, the net increase (decrease) in net assets resulting from operations was $(23,119) ($(0.15) per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2015, we had $248,027 in cash, which we held in a custodial account, and $105,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2015, we had $47,061 in capacity available under the TRS and $451,760 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of September 30, 2015, we had seventeen debt investments with aggregate unfunded commitments of $142,613 and one equity/other investment with an unfunded commitment of $550. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. During the nine months ended September 30, 2015, we issued 110,978,425 shares of common stock for gross proceeds of $1,082,686 at an average price per share of $9.76. The gross proceeds received during the nine months ended September 30, 2015 include reinvested stockholder distributions of $42,237 for which we issued 4,760,769 shares of common stock. During the nine months ended September 30, 2015, we also incurred offering costs of $3,600 in connection with the sale of our common stock, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our unaudited consolidated financial statements. The selling commissions and dealer manager fees related to the sale of our common stock were $93,827 for the nine months ended September 30, 2015. This amount includes $17,732 in dealer manager fees retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through October 27, 2015, we have issued 213,980,489 shares of common stock for gross proceeds of $2,100,307. As of October 27, 2015, we had raised total gross proceeds of $2,112,294, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the nine months ended September 30, 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.87	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.96	$543
June 30, 2015	July 8, 2015	316,818	100%	$8.96	$2,837

On October 7, 2015, we repurchased 274,874 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.55 per share for aggregate consideration totaling $2,350.

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

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available		Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$352,939	$47,061		N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$139,400	$60,600		June 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$222,400	$27,600		September 22, 2019(3)
JPM Credit Facility	Term Loan Credit Facility	L+2.50%	$206,440	$93,560	(4)	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$150,000	$150,000		July 15, 2019
Capital One Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$30,000	$120,000		August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in whole or in part, upon prior written notice to the other party. On October 14, 2015, Center City Funding entered into a fifth amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS to $500,000 from $400,000.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2015, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	On September 22, 2015, Dunlap Funding entered into an amendment with Deutsche Bank to (a) increase the maximum financing commitment available under the Deutsche Bank credit facility to $250,000 from $200,000 and (b) extend the facility term to September 22, 2019.
(4)	On September 8, 2015, Jefferson Square entered into an amendment with JPM to extend the period during which amounts may be borrowed under the JPM Credit Facility to November 10, 2015.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $303,040 and 2.61%, respectively. As of September 30, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.77%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our stockholders each tax year dividends of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for dividends paid each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses, for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2015 and 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
June 30, 2014	$0.1615	$1,145
September 30, 2014	$0.1885	$6,978
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570
September 30, 2015	$0.1750	$33,045

On August 4, 2015 and November 9, 2015, our board of directors declared regular weekly cash distributions for October 2015 through December 2015 and January 2016 through March 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been and may continue to be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the nine months ended September 30, 2014, $2,871 of the distributions paid was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	79,307	100%	5,118	63%
Short-term capital gains proceeds from the sale of assets	—	—	134	2%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	2,871	35%

Total	$79,307	100%	$8,123	100%

(1)	During the nine months ended September 30, 2015 and 2014, 94.3% and 99.5%, respectively, of our gross investment income was attributable to cash income earned, 5.0% and 0.5%, respectively, was attributable to non-cash accretion of discount and 0.7% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $79,307 and $7,989, respectively. As of September 30, 2015 and December 31, 2014, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2015 and 2014.

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

Our investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Thirty-three senior secured loan investments, one senior secured bond investment and five subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of our equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near September 30, 2015, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the nine months ended September 30, 2015 and 2014.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$139,400	$139,400	—	—	—
Deutsche Bank Credit Facility(2)	$222,400	—	—	$222,400	—
JPM Credit Facility(3)	$206,440	—	—	$206,440	—
Goldman Facility(4)	$150,000	$150,000	—	—	—
Capital One Facility(5)	$30,000	—	—	$30,000	—

(1)	At September 30, 2015, $60,600 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2015, neither Burholme Funding nor BNP had provided notice of its intent to terminate the facility.
(2)	At September 30, 2015, $27,600 remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.
(3)	At September 30, 2015, $93,560 remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

(4)	At September 30, 2015, $150,000 remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.
(5)	At September 30, 2015, $120,000 remained unused under the Capital One facility. Amounts outstanding under the Capital One facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$10,737	$2,068	$25,482	$2,559
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$(282)	$—	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$6,443	$—	$8,397	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$616	$53	$1,605	$133
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$834	$234	$2,232	$1,446
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$5,995	$6,344	$17,732	$9,592

(1)	During the nine months ended September 30, 2015, $598 in expense reimbursements were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $17,911 in net base management fees were paid to FSIC III Advisor. During the nine months ended September 30, 2014, there were no base management fees paid to FSIC III Advisor. As of September 30, 2015, $10,737 in base management fees were payable to FSIC III Advisor.
(2)	During the nine months ended September 30, 2015 and 2014, we did not accrue any capital gains incentive fees based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FSIC III Advisor during the nine months ended September 30, 2015 and 2014. During the three months ended September 30, 2014, we reversed $282 in capital gain incentive fees previously accrued based on the performance of its portfolio. As of September 30, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio. See Note 2 for a discussion of the methodology employed by us in calculating the capital gains incentive fees.
(3)	During the nine months ended September 30, 2015 and 2014, $1,954 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of September 30, 2015, a subordinated incentive fee on income of $6,443 was payable to FSIC III Advisor.
(4)	During the nine months ended September 30, 2015 and 2014, $1,489 and $101, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $923 and $101 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2015 and 2014, respectively.
(5)	During the nine months ended September 30, 2015 and 2014, we incurred offering costs of $3,600 and $3,229, respectively, of which $2,232 and $1,446, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. During the nine months ended September 30, 2014, FSIC III Advisor and its affiliates directly funded $1,993 of our organization and offering costs and we paid $3,801 to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(6)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 72.8% of our portfolio investments (based on fair value) paid variable interest rates, 25.9% paid fixed interest rates and the remaining 1.3% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $400,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility and the Capital One facility borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$1,015	$(2,238)	$3,253	1.5%
No change	—	—	—	—
Up 100 basis points	3,394	6,393	(2,999)	(1.4)%
Up 300 basis points	35,229	19,179	16,050	7.5%
Up 500 basis points	67,242	31,965	35,277	16.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2015, all of the loans underlying the TRS paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended September 30, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	316,818	$8.96	316,818	(1)
August 1 to August 31, 2015	—	—	—	—
September 1 to September 30, 2015	—	—	—	—

Total	316,818	$8.96	316,818	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.16	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.17	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.20	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.21	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.22	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.23	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.24	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.25	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.26	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.27	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.28	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.29	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.30	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.31	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.32	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.33	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.34	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.35	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.36	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.37	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.38	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.39	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2015.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)