Form 10-K
period 2015-12-31
FS Investment Corp III
filed 2016-03-11
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being sold at an institutional offering price of $7.88 per share, or at a price per share necessary to ensure that shares are not sold at a price below net asset value per share.

There were 256,626,449 shares of the registrant’s common stock outstanding as of March 1, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION III

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2015

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, we had total assets of approximately $3.1 billion.

We are managed by FSIC III Advisor, LLC, or FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC III Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor, according to guidelines set by FSIC III Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $79.1 billion in assets under management as of December 31, 2015.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

During the year ended December 31, 2015, we made investments in portfolio companies totaling $2,647,079. During the same period, we sold investments for proceeds of $301,909 and received principal repayments of $117,353. As of December 31, 2015, our investment portfolio, with a total fair value of $2,744,630 (68% in first lien senior secured loans, 10% in second lien senior secured loans, 3% in senior secured bonds, 17% in subordinated debt, 0% in collateralized securities and 2% in equity/other), consisted of interests in 130 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $212.8 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.8% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return was (0.93)%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2015 and our public offering price of $9.05 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2015 was 7.73%.The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of December 31, 2015. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our offering price, which exceeds our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

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

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 1, 2016, we have issued 256,536,930 shares of common stock for gross proceeds of $2,479,905. As of March 1, 2016, we had raised total gross proceeds of $2,491,892, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

We are currently offering shares of our common stock pursuant to our continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, who we collectively refer to as Advisors, and to certain affiliated investors who purchase through FS2 Capital Partners, LLC, or FS2, our dealer manager. We refer to sales of shares of our common stock through Advisors as the Institutional Channel. In February 2016, we closed our continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of our common stock through broker-dealers that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms, who we collectively refer to as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in our continuous public offering.

Prior to the IBD Channel closing, shares of our common stock in our continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in our continuous public offering have been sold at an Institutional offering price that does not include any selling commissions or dealer manager fees.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014. During the years ended December 31, 2015 and 2014, we repurchased 669,010 and 4,050 shares, respectively, at an average price per share of $8.786 and $9.000, respectively, for aggregate consideration totaling $5,878 and $36, respectively. On January 6, 2016, we repurchased 569,282 shares at $8.145 per share for aggregate consideration totaling $4,637.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We currently intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of what the public offering price would have been on the date of repurchase had we not closed the IBD Channel in February 2016 (which price is equal to the Institutional offering price on the date of repurchase). Our share repurchase program will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228

On November 9, 2015 and March 7, 2016, our board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

About FSIC III Advisor

FSIC III Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSIC III Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC III Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,149,663
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$3,499,419
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,032,346
FS Investment Corporation IV(3)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$200
FS Global Credit Opportunities Fund(4)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,303,793

(1)	As of December 31, 2015, except as otherwise noted below.

(2)	As of September 30, 2015.

(3)	FS Investment Corporation IV commenced investment operations on January 6, 2016 upon meeting its minimum offering requirement of raising gross proceeds of at least $1.0 million in its continuous public offering from persons who were not affiliated with FS Investment Corporation IV or its investment adviser, FSIC IV Advisor, LLC.

(4)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC III Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC III Advisor, Mr. Forman currently serves as chairman and chief executive officer of FS Investment Corporation, and as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

FSIC III Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC III Advisor’s management team, will allow FSIC III Advisor to successfully execute our investment strategies.

All investment decisions require the unanimous approval of FSIC III Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr, and Sean Coleman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews our amended and restated investment advisory and administrative services agreement, by and between us and FSIC III Advisor, dated as of August 6, 2014, or the investment advisory and administrative services agreement, and the investment sub-advisory agreement that FSIC III Advisor has entered into with GDFM to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GDFM

From time to time, FSIC III Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC III Advisor believes will aid it in achieving our investment objectives. FSIC III Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation IV. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2015, GSO and its affiliates, excluding Blackstone, managed approximately $79.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC III Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $336.4 billion as of December 31, 2015. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

Potential Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates often offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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

Large Target Market

According to The U.S. Census Bureau, in its 2012 economic census, there were approximately 42,600 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,350 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 7% of overall middle market loan volume in 2015, up slightly from 4% in 2014 and down from nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and may serve to further reduce the role banks play in providing capital to middle market companies.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 61.2% of the institutional investor base for broadly syndicated loans in 2015, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategies

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

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

GDFM transaction sourcing capability

FSIC III Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC III Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC III Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. Prior to April 1, 2015, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC III Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Collateralized Loan Obligations

We may invest in CLOs, which are a form of securitization where payments from multiple loans are pooled together. Investors may purchase one or more tranches of a CLO and each tranche typically reflects a different level of seniority in payment from the CLO.

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities.

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

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

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

Sourcing

In order to source transactions, FSIC III Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FSIC III Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

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

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction teams from FSIC III Advisor and GDFM conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategies, which may include:

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

Typically, FSIC III Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC III Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects. GDFM may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

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

FSIC III Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, FSIC III Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$32,097	1%	$—	—
2	2,460,811	90%	617,838	89%
3	174,729	6%	71,719	10%
4	70,246	3%	6,248	1%
5	6,747	0%	—	—

Total	$2,744,630	100%	$695,805	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC III Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM, independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$394,680	$105,320	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$155,755	$44,245	September 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.50%	$300,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$289,200	$10,800	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$94,700	$55,300	August 13, 2020

(1)	The total return swap, or TRS, may be terminated by Center City Funding LLC, or Center City Funding, or by Citibank N.A., or Citibank, at any time on or after June 26, 2016, in each case, in whole or in part, upon prior written notice to the other party.

(2)	This facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding LLC, or Jefferson Square Funding, entered into an amendment with JPMorgan Chase Bank, National Association, or JPM, to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under this facility by $50,000 to $350,000, plus an option, subject to certain consents, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016, and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $458,150 and 2.71%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.72%.

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

We will generally not be able to issue and sell our common stock at a price per share that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Code of Ethics

We and FSIC III Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to our current report on

Form 8-K filed with the SEC on November 12, 2014 and FSIC III Advisor’s code of ethics was filed as an exhibit to post-effective amendment no. 2 to our registration statement on Form N-2 filed with the SEC on November 12, 2014. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.franklinsquare.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FSIC III Advisor. The proxy voting policies and procedures of FSIC III Advisor are set forth below. The guidelines are reviewed periodically by FSIC III Advisor and our independent directors, and, accordingly, are subject to change.

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

Taxation as a RIC

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year (as adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSIC III Advisor, which manages and oversees our investment operations. In the future, FSIC III Advisor may retain additional investment personnel based upon its needs.

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

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares at an offering price below our net asset value per share.

The purchase price at which stockholders purchase shares will be determined at each weekly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, a stockholder’s purchase price may be higher than the prior weekly closing price per share, and therefore a stockholder may receive a smaller number of shares than if the stockholder had subscribed at the prior weekly closing price.

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

Our ability to continue to successfully conduct our continuous public offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of Advisors to sell our shares.

The continued success of our continuous public offering, and correspondingly our ability to fully implement our investment strategies, depends, in part, upon the ability of the dealer manager to establish, operate and maintain a network of Advisors to sell our shares. In February 2016, we closed our continuous public offering to investors investing through the IBD Channel. Historically, sales through the IBD Channel have constituted the majority of shares sold pursuant to our continuous offering. Furthermore, our continuous offering is being made on a best efforts basis, whereby the dealer manager and Advisors participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. If we are unable to sell all of the shares registered for sale in our continuous public offering, it would negatively impact the amount of proceeds we are able to raise, which could negatively impact our ability to fully implement our investment strategies.

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

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

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

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares may be lower than what an investor paid in connection with the purchase of shares in our offering.

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

In addition, even if GDFM identifies privately-negotiated investment opportunities that meet our investment objectives, our ability to invest in such investments may be limited or restricted by the terms of the exemptive relief order from the SEC dated June 4, 2013. Moreover, because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance and the allocation policies of FSIC III Advisor, GDFM and their respective affiliates.

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

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter are subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

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

Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions (such as the economic downturn that occurred from 2008 through 2009) and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•	may have limited financial resources and may be unable to meet the obligations under their debt;

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

Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

Investment strategies focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

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

Our wholly-owned financing subsidiary, Center City Funding, has entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Citibank Total Return Swap” for a more detailed discussion of the terms of the TRS between Center City Funding and Citibank.

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

Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Center City Funding or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) Center City Funding ceasing to be our wholly-owned subsidiary; (e) either us or Center City Funding amending its constituent documents to alter our investment strategies in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Center City Funding or having authority to enter into transactions under the TRS on behalf of Center City Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC III Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser or GDFM (or an affiliate) ceasing to be the investment sub-adviser to FSIC III Advisor; (h) Center City Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Center City Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Center City Funding that may not be changed without the vote of our stockholders and that relates to Center City Funding’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after June 26, 2016. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 26, 2016 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2016. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500.0 million as of December 31, 2015), multiplied by (z) 1.50% per annum. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

Risks Related to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

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

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2015. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy and power industry and energy-related investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC III Advisor and GDFM. FSIC III Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC III Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC III Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSIC III Advisor.

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

In addition, the investment advisory and administrative services agreement that FSIC III Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC III Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC III Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC III Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC III Advisor or for FSIC III Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC III Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC III Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC III Advisor and GDFM have relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities.

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

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.

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

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSIC III Advisor. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FSIC III Advisor under the investment advisory and administrative services agreement, we would incur the entire compensation and benefits costs of our officers and other employees and consultants. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FSIC III Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by FSIC III Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our investments.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including the financial representatives selling our shares, could have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategies to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC III Advisor and GDFM to other types of investments in which FSIC III Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

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

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to FSIC III Advisor and Its Affiliates

FSIC III Advisor has limited prior experience managing a BDC or a RIC.

While FSIC III Advisor’s management team consists of substantially the same personnel that form the investment and operations teams of the investment advisers to Franklin Square Holdings’ four other affiliated BDCs, FSIC III Advisor has limited prior experience managing a BDC or a RIC. Therefore, FSIC III Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

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

FSIC III Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC III Advisor, and FSIC III Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

FSIC III Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC III Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, and FSIC III Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC III Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC III Advisor may be incentivized to make investments on our behalf, and GDFM may be incentivized to recommend investments for us to FSIC III Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC III Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FSIC III Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC III Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC III Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC III Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation IV, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC III Advisor to manage our day-to-day activities and to implement our investment strategies. FSIC III Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC III Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC III Advisor and its employees will devote only as much of its or their time to our business as FSIC III Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC III Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to Franklin Square Holdings’ four other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC III Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FSIC III Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC III Advisor nor GDFM, or individuals employed by FSIC III Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

As a result of our need to satisfy the Annual Distribution Requirement to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, as well as those stockholders that are not affiliated with us, approve such sale.

Future legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. The proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment we must distribute to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiaries’ financing arrangements contain, and agreements governing future finance arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.

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

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of consolidated interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FSIC III Advisor.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.2 billion in total average assets, (ii) a weighted average cost of funds of 2.90%, (iii) $1.2 billion in debt outstanding (i.e., assumes that the full $1.2 billion available to us as of December 31, 2015 under our financing arrangements as of such date is outstanding) and (iv) $2.0 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(17.68)%	(9.71)%	(1.73)%	6.25%	14.22%

Similarly, assuming (i) $3.2 billion in total average assets, (ii) a weighted average cost of funds of 2.90% and (iii) $1.2 billion in debt outstanding (i.e., assumes that the full $1.2 billion available to us as of December 31,

2015 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.08% in order to cover the annual interest payments on our outstanding debt.

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

On June 18, 2015, through our two wholly-owned, special-purpose financing subsidiaries, Germantown Funding LLC, or Germantown Funding, and Society Hill Funding LLC, or Society Hill Funding, we entered into a debt financing arrangement with Goldman, pursuant to which up to $300.0 million is available to us.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Goldman Financing” more detailed discussion of the terms of this debt securitization facility.

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

In order for us to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

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

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

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

We are currently offering our shares of common stock on a continuous basis only to investors who purchase through the Institutional Channel and certain affiliated investors who purchase through the dealer manager. In February 2016, we closed our continuous public offering to investors investing through the IBD Channel. Historically, sales through the IBD Channel have constituted the majority of shares sold in our continuous public offering.

Prior to the IBD Channel closing, shares of our common stock in our continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in our continuous public offering have been sold at an Institutional offering price that does not include any selling commissions or dealer manager fees. The current Institutional offering price at which we are selling shares of our common stock in our continuous public offering is $7.88; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which is below our then-current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current Institutional offering price, we will reduce our offering price in order to establish a new Institutional offering price that is not more than 2.5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	550,000,000	—	256,626,449

As of March 1, 2016, we had 51,650 record holders of our common stock.

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

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We currently intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of what the public offering price would have been on the date of repurchase had we not closed the IBD Channel in February 2016 (which price is equal to the Institutional offering price on the date of repurchase). In months in which we repurchase shares of common stock pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of shares of common stock in our continuous public offering. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
October 1 to October 31, 2015	274,874	$8.550	274,874	(1)
November 1 to November 30, 2015	—	—	—	—
December 1 to December 31, 2015	—	—	—	—

Total	274,874	$8.550	274,874	(1)

(1)	A description of the maximum number of shares of common stock that may be purchased under our share repurchase program is included in the narrative preceding this table.

On January 6, 2016, we repurchased 569,282 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.145 per share for aggregate consideration totaling $4,637.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228

On November 9, 2015 and March 7, 2016, our board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to 90% of what the public offering price per share would have been as of the date of issuance had we not closed the IBD Channel in February 2016 (which price is equal to the Institutional offering price on the date of issuance).

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

The following selected consolidated financial data for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,		Period from June 7, 2013 (Inception) to December 31, 2013(1)
	2015	2014(1)
Statements of operations data:
Investment income	$195,249	$25,055	$—
Operating expenses
Operating expenses and excise taxes	81,413	9,530	189
Less: Expense reimbursement from sponsor	—	(3,469)	—
Add: Expense recoupment to sponsor	3,469	—	—

Total operating expenses	84,882	6,061	189

Net investment income (loss)	110,367	18,994	(189)
Total net realized and unrealized loss on investments and total return swap	(197,131)	(26,138)	—

Net decrease in net assets resulting from operations	$(86,764)	$(7,144)	$(189)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.65	$0.60	$(8.51)

Net decrease in net assets resulting from operations—basic and diluted(2)	$(0.51)	$(0.23)	$(8.51)

Distributions declared(3)	$0.70	$0.52	$—

Balance sheet data:
Total assets	$3,058,486	$1,023,266	$200

Credit facilities and repurchase agreement payable	$1,089,655	$112,100	$—

Total net assets	$1,895,042	$842,577	$200

Other data:
Total return(4)	(0.93)%	1.67%	—
Number of portfolio company investments at period end	130	83	—
Total portfolio investments for the period	$2,647,079	$797,312	—
Proceeds from sales and prepayments of investments	$419,262	$79,229	—

(1)	We formally commenced investment operations on April 2, 2014. Prior to such date, we had no operations except for matters relating to our organization.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)

The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

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

•

actual and potential conflicts of interest with FSIC III Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

As of December 31, 2014, $598 of reimbursements were payable to us from Franklin Square Holdings. During the year ended December 31, 2015, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the year ended December 31, 2015, we did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2015, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the year ended December 31, 2015, we accrued $3,469 for expense recoupments payable to Franklin Square Holdings of which $3,251 was paid. As of December 31, 2015, we had $218 of expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Years Ended December 31, 2015 and 2014

During the year ended December 31, 2015, we made investments in portfolio companies totaling $2,647,079. During the same period, we sold investments for proceeds of $301,909 and received principal repayments of $117,353. As of December 31, 2015, our investment portfolio, with a total fair value of $2,744,630 (68% in first lien senior secured loans, 10% in second lien senior secured loans, 3% in senior secured bonds, 17% in subordinated debt, 0% in collateralized securities and 2% in equity/other), consisted of interests in 130 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $212.8 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par and our estimated gross portfolio yield, prior to leverage, was 9.8% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return was (0.93)%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2015 and our public offering price of $9.05 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2015 was 7.73%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of December 31, 2015. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
Net Investment Activity	2015	2014
Purchases	$2,647,079	$797,312
Sales and Redemptions	(419,262)	(79,229)

Net Portfolio Activity	$2,227,817	$718,083

	For the Year Ended December 31,
	2015		2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,748,636	66%	$323,157	41%
Senior Secured Loans—Second Lien	196,803	8%	185,253	23%
Senior Secured Bonds	111,984	4%	53,374	7%
Subordinated Debt	537,531	20%	209,993	26%
Collateralized Securities	—	—	8,907	1%
Equity/Other	52,125	2%	16,628	2%

Total	$2,647,079	100%	$797,312	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,908,256	$1,878,552	68%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	297,474	264,261	10%	173,357	170,515	25%
Senior Secured Bonds	113,064	75,597	3%	43,253	43,089	6%
Subordinated Debt	539,488	451,694	17%	197,259	180,178	26%
Collateralized Securities	8,181	7,607	0%	8,907	8,907	1%
Equity/Other	68,062	66,919	2%	16,628	14,839	2%

Total	$2,934,525	$2,744,630	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2015 and 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of $394,680 and $365,214, respectively, as of December 31, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014.

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,242,195	$2,186,548	70%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	358,215	321,479	10%	200,837	197,594	20%
Senior Secured Bonds	113,064	75,597	3%	43,253	43,089	4%
Subordinated Debt	539,488	451,694	15%	197,259	180,178	18%
Collateralized Securities	8,181	7,607	0%	8,907	8,907	1%
Equity/Other	68,062	66,919	2%	16,628	14,839	2%

Total	$3,329,205	$3,109,844	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Number of Portfolio Companies	130	83
% Variable Rate (based on fair value)	76.8%	63.8%
% Fixed Rate (based on fair value)	20.8%	34.1%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	—
% Non-Income Producing Equity/Other Investments (based on fair value)	2.4%	2.1%
Average Annual EBITDA of Portfolio Companies	$212,800	$231,400
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.5%	95.2%
% of Investments on Non-Accrual (based on fair value)	0.0%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2015:

New Direct Originations	For the Three Months Ended December 31, 2015	For the Year Ended December 31, 2015
Total Commitments (including unfunded commitments)	$914,390	$1,938,513
Exited Investments (including partial paydowns)	(46,686)	(92,663)

Net Direct Originations	$867,704	$1,845,850

	For the Three Months Ended December 31, 2015		For the Year Ended December 31, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$798,952	88%	$1,684,811	87%
Senior Secured Loans—Second Lien	—	—	100,204	5%
Senior Secured Bonds	10,683	1%	16,059	1%
Subordinated Debt	65,769	7%	85,266	4%
Collateralized Securities	—	—	—	—
Equity/Other	38,986	4%	52,173	3%

Total	$914,390	100%	$1,938,513	100%

	For the Three Months Ended December 31, 2015	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$76,199	$46,155
Weighted Average Maturity for New Direct Originations	2/22/22	9/4/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.6%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.1%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.1%	9.8%

The following table presents certain selected information regarding our direct originations as of December 31, 2015 and 2014:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2015	December 31, 2014
Number of Portfolio Companies	47	21
Average Annual EBITDA of Portfolio Companies	$77,800	$61,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.4%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.7%	10.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,890,092	69%	$279,244	40%
Opportunistic	571,815	21%	258,261	37%
Broadly Syndicated/Other	282,723	10%	158,300	23%

Total	$2,744,630	100%	$695,805	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$128,407	5%	$27,208	4%
Capital Goods	277,975	10%	35,615	5%
Commercial & Professional Services	274,662	10%	76,536	11%
Consumer Durables & Apparel	147,483	5%	30,628	4%
Consumer Services	237,666	9%	100,066	14%
Diversified Financials	131,049	5%	59,606	9%
Energy	224,961	8%	115,159	16%
Food & Staples Retailing	4,360	0%	2,352	0%
Food, Beverage & Tobacco	5,183	0%	—	—
Health Care Equipment & Services	398,856	15%	4,831	1%
Household & Personal Products	—	—	9,246	1%
Insurance	7,251	0%	4,048	1%
Materials	108,964	4%	54,034	8%
Media	83,112	3%	25,575	4%
Real Estate	1,707	0%	—	—
Retailing	28,204	1%	—	—
Semiconductors & Semiconductor Equipment	9,915	0%	—	—
Software & Services	406,231	15%	86,454	12%
Technology Hardware & Equipment	48,513	2%	38,877	6%
Telecommunication Services	41,293	1%	5,050	1%
Transportation	178,838	7%	20,520	3%

Total	$2,744,630	100%	$695,805	100%

As of December 31, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. As of December 31, 2014, we had seven unfunded debt investments with aggregate unfunded commitments of $47,792. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt and equity investments, see our audited consolidated schedules of investments as of December 31, 2015 and December 31, 2014.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$32,097	1%	$—	—
2	2,460,811	90%	617,838	89%
3	174,729	6%	71,719	10%
4	70,246	3%	6,248	1%
5	6,747	0%	—	—

Total	$2,744,630	100%	$695,805	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced investment operations on April 2, 2014, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC III Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, no comparisons with the comparable 2013 period have been included. From January 1, 2014 through April 2, 2014, we incurred organization costs of $64 and offering costs of $1,151, which were paid on our behalf by Franklin Square Holdings and recorded as a contribution to capital.

Comparison of the Year Ended December 31, 2015 and the Period from April 2, 2014 (Commencement of Operations) through December 31, 2014

Revenues

We generated investment income of $195,249 and $25,055 for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt, collateralized securities and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $183,744 and $24,619 of cash income earned as well as $11,505 and $436 in non-cash portions relating to accretion of discount and PIK interest for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we generated $160,967 and $17,639, respectively, of interest income, which represented 82.4% and 70.4%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio during the year ended December 31, 2015. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we generated $34,227 and $7,416, respectively, of fee income, which represented 17.5% and 29.6%, respectively, of total investment income. The increase in fee income for the year ended December 31, 2015 was due primarily to an increase in the number of directly originated investments for which we received fee income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses, together with excise taxes, for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014 were $81,413 and $9,466, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $39,493 and $6,323 for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $2,045 and $435 for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we accrued a subordinated incentive fee on income of $20,222 and $0, respectively, based on the performance of the portfolio. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $13,746 and $371 for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively, in connection with our financing arrangements. For the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $691 and $136, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,532 and $522, respectively. Fees for our board of directors were $822 and $305 for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively.

Our other general and administrative expenses totaled $2,767 and $1,374 for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively, and consisted of the following:

	Year Ended December 31, 2015	Period from April 2, 2014 through December 31, 2014
Expenses associated with our independent audit and related fees	$308	$331
Compensation of our chief compliance officer(1)	13	60
Legal fees	791	431
Printing fees	734	252
Other	921	300

Total	$2,767	$1,374

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, the ratio of our operating expenses, together with excise taxes, to our average net assets was 5.65% and 2.54%, respectively. During the year ended December 31, 2015, the ratio of our total operating expenses, together with excise taxes, to our average net assets, which includes $3,469 of expense recoupments paid to Franklin Square Holdings was 5.89%. During the period from April 2, 2014 through December 31, 2014, the ratio of our total operating expenses, together with excise taxes, to our average net assets, which includes $3,469 of expense reimbursements from Franklin Square Holdings, was 1.61%. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, the ratio of our operating expenses to average net assets included $13,746 and $371, respectively, related to interest expense, $20,222 and $0, respectively, related to accruals for incentive fees and $95 and $0, respectively, for excise taxes. Without such expenses, our ratio of operating expenses to average net assets would have been 3.52% and 2.44% for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in future periods. During the year ended December 31, 2015, we accrued $3,469 for expense recoupments payable to Franklin Square Holdings of which $3,251 was paid. As of December 31, 2015, we had $218 of expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $110,367 ($0.65 per share) and $19,058 ($0.45 per share) for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $301,909 and $117,353, respectively, during the year ended December 31, 2015, from which we realized a net loss of $24,122. We sold investments and received principal repayments of $71,695 and $7,534, respectively, during the period from April 2, 2014 through December 31, 2014, from which we realized a net gain of $170. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we earned $14,561 and $1,944, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(167,011). The net change in unrealized appreciation (depreciation) on our TRS was $(20,559) for the year ended December 31, 2015. For the period from April 2, 2014 through December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(22,884). The net change in unrealized appreciation (depreciation) on our TRS was $(5,368) for the period from April 2, 2014 through December 31, 2014. The net change in unrealized appreciation (depreciation) on our investments and TRS during the year ended December 31, 2015 was primarily driven by a general widening of credit spreads and decreased valuations of certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, the net decrease in net assets resulting from operations was $86,764 ($(0.51) per share) and $7,080 ($(0.17) per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $142,393 in cash, which we held in a custodial account, and $118,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2015, we had $105,320 in capacity available under the TRS and $110,345 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of December 31, 2015, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2015, we had twenty-one debt investments with aggregate unfunded commitments of $267,776 and two equity investments with aggregate unfunded commitments of up to $836. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our continuous public offering and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that must be above our net asset value per share.

During the year ended December 31, 2015, we issued 144,361,198 shares of common stock for gross proceeds of $1,388,165 at an average price per share of $9.62. The gross proceeds received during the year ended December 31, 2015 include reinvested stockholder distributions of $63,285 for which we issued 7,283,080 shares of common stock. During the year ended December 31, 2015, we also incurred offering costs of $6,200 in connection with the sale of our common stock, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The selling commissions and dealer manager fees related to the sale of our common stock was $118,630 for the year ended December 31, 2015. This amount includes $22,411 in dealer manager fees retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through March 1, 2016, we have issued 256,536,930 shares of common stock for gross proceeds of $2,479,905. As of March 1, 2016, we had raised total gross proceeds of $2,491,892, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

In February 2016, we closed our continuous public offering to investors investing through the IBD Channel. We are currently offering shares of our common stock pursuant to our continuous public offering only to persons who purchase through the Institutional Channel and certain affiliated investors who purchase through the dealer manager. Historically, sales though the IBD Channel have constituted the majority of shares sold in our continuous public offering. Prior to the IBD Channel closing, shares of our common stock in our continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in our continuous public offering have been sold at an Institutional offering price that does not include any selling commissions or dealer manager fees.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014, and the repurchase occurred in connection with our October 1, 2014 weekly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the years ended December 31, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
September 30, 2014	October 1, 2014	4,050	100%	$9.000	$36
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.955	$543
June 30, 2015	July 8, 2015	316,818	100%	$8.955	$2,837
September 30, 2015	October 7, 2015	274,874	100%	$8.550	$2,350

On January 6, 2016, we repurchased 569,282 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.145 per share for aggregate consideration totaling $4,637.

For additional information regarding our share repurchase program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

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

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$394,680	$105,320	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$155,755	$44,245	September 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.50%	$300,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$289,200	$10,800	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$94,700	$55,300	August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in each case, in whole or in part, upon prior written notice to the other party.

(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under this facility by $50,000 to $350,000, plus an option, subject to certain consents, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016, and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $458,150 and 2.71%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.72%.

Citibank Total Return Swap

On June 26, 2014, our wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. On August 25, 2014, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City Funding entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000, on January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000 and on October 14, 2015, Center City Funding entered into a fifth amendment to the TRS to increase this amount from $400,000 to $500,000. On June 26, 2015, Center City Funding entered into a fourth amendment to the TRS to (1) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2015 to any time on or after June 26, 2016; (2) increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.32% per annum to 1.50% per annum; (3) reduce the amount of initial cash collateral Center City Funding is required to post in accordance with the margin requirements of the TRS (generally reduced from 25% to 20% of the notional amount of each loan that becomes subject to the TRS); and (4) decrease the threshold at which Center City Funding is required to post additional cash collateral in accordance with the margin requirements of the TRS in the event of depreciation in the value of the loans underlying the TRS.

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

Pursuant to the terms of an investment management agreement that we have entered into with Center City Funding, we act as the investment manager of the rights and obligations of Center City Funding under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans subject to the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Center City Funding may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P, and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS from any time on or after June 26, 2016. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 26, 2016 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2016. Such monthly payments equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.50% per annum. If the TRS had been terminated as of December 31, 2015, Center City Funding would have been required to pay an early termination fee of approximately $2,440, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of December 31, 2015 and 2014, the fair value of the TRS was $(25,927) and $(5,368), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2015, Center City Funding had selected 51 underlying loans with a total notional amount of $394,680 and posted $118,000 in cash collateral held by Citibank (of which only $91,174 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2014, Center City Funding had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

BNP Facility

On October 17, 2014, our wholly-owned, special-purpose financing subsidiary, Burholme Funding LLC, or Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities. On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available to Burholme Funding under the BNP facility to $200,000 from $100,000. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements.

We may contribute securities to Burholme Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through our ownership of Burholme Funding or will receive fair market value for any securities sold to Burholme Funding. Burholme Funding may purchase additional securities from various sources. Burholme Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. Burholme Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of securities. Such pledged portfolio of securities is held in a segregated custody account with State Street. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Burholme Funding under the BNP facility are non-recourse to us, and our exposure under the BNP facility is limited to the value of our investment in Burholme Funding.

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Interest is payable monthly in arrears. Burholme Funding will be required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the BNP facility has not been utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

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

As of December 31, 2015 and 2014, $155,755 and $87,100, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. We incurred costs of $300 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$1,635	$106
Non-usage fees	382	66
Amortization of deferred financing costs	260	40

Total interest expense	$2,277	$212

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$1,861	$59
Average borrowings under the facility(2)	$112,589	$64,736
Effective interest rate on borrowings (including the effect of non-usage fees)	1.87%	1.42%
Weighted average interest rate (including the effect of non-usage fees)	1.77%	2.18%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Borrowings of Burholme Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Deutsche Bank Credit Facility

On December 2, 2014, our wholly-owned, special-purpose financing subsidiary, Dunlap Funding LLC, or Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility. On February 24, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of available borrowings under the Deutsche Bank credit facility to $150,000 from $100,000, and on March 24, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of available borrowings to $200,000 from $150,000 on a committed basis. On September 22, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to (i) increase the aggregate principal amount of available borrowings to $250,000 from $200,000 on a committed basis and (ii) extend the term of the facility to September 22, 2019.

We may contribute assets to Dunlap Funding from time to time and will retain a residual interest in any assets contributed through our ownership of Dunlap Funding or will receive fair market value for any assets sold to Dunlap Funding. Dunlap Funding may purchase additional assets from various sources. Dunlap Funding has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunlap Funding’s obligations to Deutsche Bank under the Deutsche Bank credit facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Deutsche Bank credit facility are non-recourse to us, and our exposure under the Deutsche Bank credit facility is limited to the value of our investment in Dunlap Funding.

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

Borrowings under the Deutsche Bank credit facility are subject to compliance with a borrowing base, and the amount of funds advanced to Dunlap Funding varies depending upon the types of assets in Dunlap Funding’s portfolio.

The occurrence of certain events described as “Investment Manager Events of Default” in the loan financing and servicing agreement which governs the Deutsche Bank credit facility triggers (i) a requirement that Dunlap Funding obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Dunlap Funding to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by us, and other events with respect to Dunlap Funding, us or GDFM, that are adverse to Deutsche Bank and the other secured parties under the Deutsche Bank credit facility.

In connection with the Deutsche Bank credit facility, Dunlap Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Deutsche Bank credit facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Dunlap Funding or us; (d) a change of control of Dunlap Funding; (e) the failure of Dunlap Funding to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition contained in the Deutsche Bank credit facility is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Deutsche Bank credit facility immediately due and payable. During the continuation of an event of default, Dunlap Funding must pay interest at a default rate.

As of December 31, 2015 and 2014, $250,000 and $25,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. We incurred costs of $2,923 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $2,314 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$4,385	$27
Non-usage and make whole fees(1)	209	109
Amortization of deferred financing costs	586	23

Total interest expense	$5,180	$159

(1)	Dunlap Funding was subject to a make whole fee for the year ended December 31, 2014 as a result of the level of its utilization of the Deutsche Bank credit facility during such period and, accordingly, Dunlap Funding accrued such fee. Due to increased utilization of the Deutsche Bank credit facility during the year ended December 31, 2015, Dunlap Funding was not subject to the make whole fee during such period and, as a result, the accrual of such fee was reversed during the period.

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$3,282	$—
Average borrowings under the facility(2)	$153,833	$25,000
Effective interest rate on borrowings (including the effect of non-usage and administration fees)(3)	2.79%	4.98%
Weighted average interest rate (including the effect of non-usage and administration fees)(3)	2.95%	8.41%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

(3)	Excludes the effect of the make-whole fee. During the year ended December 31, 2014, we recorded a make-whole fee of $54.

Borrowings of Dunlap Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, our wholly-owned, special purpose financing subsidiary, Jefferson Square Funding, entered into a senior-secured term loan credit facility, or the JPM credit facility, with JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under the JPM credit facility by $50,000 to $350,000, plus an option, with the consent of Jefferson Square Funding, JPM, as administrative agent, and the lenders at the time, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016 and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%.

We may contribute cash, loans or bonds to Jefferson Square Funding from time to time, subject to certain restrictions set forth in the JPM credit facility, and will retain a residual interest in any assets contributed through our ownership of Jefferson Square Funding or will receive fair market value for any assets sold to Jefferson Square Funding. Jefferson Square Funding may purchase additional assets from various sources. Jefferson Square Funding has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Jefferson Square Funding’s obligations to JPM under the JPM credit facility are secured by a first priority security interest in substantially all of the assets of Jefferson Square Funding, including its portfolio of assets. The obligations of Jefferson Square Funding under the JPM credit facility are non-recourse to us, and our exposure under the JPM credit facility is limited to the value of our investment in Jefferson Square Funding.

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.50% per annum as of December 31, 2015. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

Borrowings under the JPM credit facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances to Jefferson Square Funding by the lenders minus the amount of principal and certain interest proceeds in Jefferson Square Funding’s accounts is less than or equal to fifty-five percent (55%) of the net asset value of Jefferson Square Funding’s portfolio of assets.

In connection with the JPM credit facility, Jefferson Square Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal payment when due or any other payments under the JPM credit facility within two business days of when due; (b) the insolvency or bankruptcy of Jefferson Square Funding or us; (c) a change of control of Jefferson Square Funding shall have occurred; (d) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent; and (e) GDFM or an affiliate thereof ceases to be our investment sub-adviser. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM credit facility immediately due and payable.

The occurrence of events of default (as described above) or events defined as “Coverage Events” in the loan agreement governing the JPM credit facility triggers (i) a requirement that Jefferson Square Funding obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets and (ii) certain rights of JPM to direct Jefferson Square Funding to enter into sales or dispositions with respect to any portfolio assets, in each case, in JPM’s sole discretion.

As of December 31, 2015, $300,000 was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. We incurred costs of $144 in connection with obtaining the JPM credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM credit facility. As of December 31, 2015, $125 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense for the JPM credit facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$3,597
Non-usage fees	124
Amortization of deferred financing costs	19

Total interest expense	$3,740

For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$1,947
Average borrowings under the facility(2)	$194,103
Effective interest rate on borrowings (including the effect of non-usage fees)	2.82%
Weighted average interest rate (including the effect of non-usage fees)	2.90%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.

(2)	Average borrowings are calculated for the period since we commenced borrowing thereunder to December 31, 2015.

Borrowings of Jefferson Square Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Goldman Facility

On June 18, 2015, we, through two wholly-owned, special-purpose financing subsidiaries, Germantown Funding and Society Hill Funding, entered into a debt financing arrangement with Goldman pursuant to which up to $300,000 is available to us. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternative arrangements.

We may sell and/or contribute assets to Germantown Funding from time to time pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, between us and Germantown Funding, or the Sale and Contribution agreement. The assets held by Germantown Funding secure the obligations of Germantown Funding under Floating Rate Notes, or the Notes to be issued from time to time by Germantown Funding to Society Hill Funding pursuant to an Indenture, dated as of June 18, 2015, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Germantown Funding from time to time is $500,000. Society Hill Funding will purchase the Notes to be issued by Germantown Funding from time to time at a purchase price equal to their par value.

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

Society Hill Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than July 15, 2019. The repurchase price paid by Society Hill Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Up until November 15, 2015, financing fees were accrued on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees have accrued, and will continue to accrue, on $300,000 (even if the aggregate purchase price paid for Notes purchased by Goldman at that time is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to July 15, 2019 due to an event of default or the failure of Germantown Funding to commit to sell any underlying assets that become defaulted obligations within 30 days, then Society Hill Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through July 15, 2019 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

Goldman may require Society Hill Funding to post cash collateral if the market value of the Notes (measured by reference to the market value of Germantown Funding’s portfolio of assets), together with any posted cash collateral, is less than the required margin amount under the Goldman facility; provided, however, that Society Hill Funding will not be required to post cash collateral with Goldman until such market value has declined at least 10% from the initial market value of the Notes. In addition, if the market value of any underlying asset held in Germantown Funding’s portfolio of assets is less than 70% of the initial market value of such underlying asset, Goldman may require Society Hill Funding to post additional cash collateral in an amount equal to 15% of the outstanding principal balance of such underlying asset. In each such event, in order to satisfy these requirements, Society Hill Funding intends to borrow funds from us pursuant to an Uncommitted Revolving Credit Agreement, dated as of June 18, 2015, between Society Hill Funding, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Society Hill Funding pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $300,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Under the Goldman facility, Society Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman facility contains events of default customary for similar financing transactions, including: (a) failure to transfer the Notes to Goldman on the applicable purchase date or repurchase the Notes from Goldman on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Society Hill Funding; and (e) the admission by Society Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Goldman facility.

In connection with the Notes and the Indenture, Germantown Funding also entered into (i) an Amended and Restated Investment Management Agreement with us, as investment manager, dated as of June 18, 2015 (the “Management Agreement”), pursuant to which we will manage the assets of Germantown Funding; and (ii) a Collateral Administration Agreement with Virtus Group, LP or Virtus, as collateral administrator, dated as of June 18, 2015, pursuant to which Virtus will perform certain administrative services with respect to the assets of Germantown Funding.

As of December 31, 2015, Notes in an aggregate principal amount of $482,000 had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $289,200. Society Hill Funding intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $18,000 in principal amount of Notes (assuming Germantown Funding issues the maximum amount of Notes). The carrying amount outstanding under the Goldman facility approximates its fair value. We funded each purchase of the Notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of December 31, 2015, Society Hill Funding’s liability under the Goldman facility was $289,200, plus $1,714 of accrued interest expense. The Notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on our financial statements.

As of December 31, 2015, the fair value of assets held by Germantown Funding was $570,514.

We incurred costs of $1,590 in connection with obtaining the Goldman facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Goldman facility. As of December 31, 2015, $1,408 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense for the Goldman facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$1,714
Amortization of deferred financing costs	182

Total interest expense	$1,896

For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$200,553
Effective interest rate on borrowings	2.87%
Weighted average interest rate	3.27%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings are calculated for the period since we commenced borrowing thereunder to December 31, 2015.

Borrowings under the Goldman facility will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Capital One Credit Facility

On August 13, 2015, our wholly-owned, special purpose financing subsidiary, Chestnut Hill Funding LLC, or Chestnut Hill Funding, entered into a revolving credit facility, or the Capital One credit facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian under the Capital One credit facility. The Capital One credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

We may contribute cash or loans to Chestnut Hill Funding from time to time and will retain a residual interest in any assets contributed through our ownership of Chestnut Hill Funding or will receive fair market value for any assets sold to Chestnut Hill Funding. Chestnut Hill Funding may purchase additional assets from various sources. Chestnut Hill Funding has appointed us to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Chestnut Hill Funding’s obligations to Capital One under the Capital One credit facility are secured by a first priority security interest in substantially all of the assets of Chestnut Hill Funding, including its portfolio of assets. The obligations of Chestnut Hill Funding under the Capital One credit facility are non-recourse to us, and our exposure under the Capital One credit facility is limited to the value of our investment in Chestnut Hill Funding.

Borrowings under the Capital One credit facility accrue interest at a rate equal to LIBOR for each 1-month, 2-month or 3-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Chestnut Hill Funding will be subject to (a) a non-usage fee to the extent it has not borrowed the aggregate principal amount available under the Capital One credit facility and (b) beginning February 13, 2016, a make-whole fee to the extent it has borrowed less than 60% of the aggregate principal amount available under the Capital One credit facility. Any amounts borrowed under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

Borrowings under the Capital One credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Chestnut Hill Funding varies depending upon the types of assets in Chestnut Hill Funding’s portfolio.

In connection with the Capital One credit facility, Chestnut Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Capital One credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal, interest or other payments after any applicable grace period; (b) a cross-default to other indebtedness of Chestnut Hill Funding or us; (c) the occurrence of a bankruptcy event with respect to us, Chestnut Hill Funding, FSIC III Advisor or GDFM; (d) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (e) our failure to have a net asset value of at least $200,000; (f) a borrowing base deficiency that is not cured in accordance with the terms of the Capital One credit facility; (g) a change of control; (h) the resignation or removal of FSIC III Advisor, GDFM or us as collateral manager; and (i) the failure of Chestnut Hill Funding to maintain a trailing six-months interest coverage ratio of at least 1.5:1. Upon the occurrence and during the continuation of an event of default, Capital One and/or the requisite lenders may declare the outstanding advances and all other obligations under the Capital One credit facility immediately due and payable. During the continuation of an event of default, Chestnut Hill Funding must pay interest at a default rate.

Upon the occurrence and during the continuance of certain events described as “Facility Amortization Events” in the loan and security agreement governing the Capital One credit facility, Capital One and/or the requisite lenders may elect to suspend Chestnut Hill Funding’s right to borrow under the Capital One credit facility and apply all income on Chestnut Hill Funding’s portfolio assets to prepay the outstanding principal amount under the Capital One credit facility.

As of December 31, 2015, $94,700 was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. We incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Capital One credit facility. As of December 31, 2015, $1,277 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense for the Capital One credit facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$412
Non-usage fees	136
Amortization of deferred financing costs	105

Total interest expense	$653

For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$53,034
Effective interest rate on borrowings (including the effect of non-usage fees)	3.13%
Weighted average interest rate (including the effect of non-usage fees)	4.00%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings are calculated for the period since we commenced borrowing thereunder to December 31, 2015.

Borrowings of Chestnut Hill Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our first distribution was declared for stockholders of record as of April 8, 2014. Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2015 and 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228

On November 9, 2015 and March 7, 2016, our board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to 90% of what the public offering price per share would have been as of the date of issuance had we not closed the IBD Channel in February 2016 (which price is equal to the Institutional offering price on the date of issuance). Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the year ended December 31, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. For the year ended December 31, 2014, if Franklin Square Holdings had not reimbursed certain of our expenses, approximately 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	118,228	100%	17,970	84%
Short-term capital gains proceeds from the sale of assets	—	—	87	0%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	3,469	16%

Total	$118,228	100%	$21,526	100%

(1)	During the years ended December 31, 2015 and 2014, 94.1% and 98.3%, respectively, of our gross investment income was attributable to cash income earned, 4.4% and 1.7%, respectively, was attributable to non-cash accretion of discount and 1.5% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2015 and 2014 was $127,179 and $21,439, respectively. As of December 31, 2015 and 2014, we had $8,951 and $0, respectively, of undistributed net investment income on a tax basis.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions for the years ended December 31, 2015 and 2014.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our investment operations, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes, the inclusion of a portion of the periodic net settlement payments due on our TRS in tax-basis net investment income and the accretion of discount on the TRS.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
GAAP-basis net investment income	$110,367	$18,994
Tax-basis deferral and amortization of organization costs	(17)	51
Reclassification of unamortized original issue discount and prepayment fees	(766)	(19)
Excise taxes	95	—
Tax-basis net investment income portion of total return swap payments	14,508	2,046
Accretion of discount on total return swap	1,645	359
Other miscellaneous differences	1,347	8

Tax-basis net investment income	$127,179	$21,439

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, we increased accumulated distributions in excess of net investment income by $14,689 and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $115 and $14,574, respectively. During the year ended December 31, 2014, we increased accumulated distributions in excess of net investment income by $2,035 and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $8 and $2,027, respectively.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$8,951	$—
Unamortized organization costs	(223)	(240)
Capital loss carryover(1)	(24,037)	—
Net unrealized appreciation (depreciation) on investments and total return swap(2)	(218,419)	(28,611)

Total	$(233,728)	$(28,851)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2015, we had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $22,515 and $1,522, respectively.

(2)	As of December 31, 2015 and 2014, the gross unrealized appreciation on our investments and TRS was $4,582 and $8,892, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on our investments and TRS was $223,001 and $37,503, respectively.

The aggregate cost of our investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $2,937,122 and $719,048 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $(218,419) and $(28,611) as of December 31, 2015 and 2014, respectively.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC III Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Our investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty senior secured loan investments, two senior secured bond investments and seven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2015, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly issued and purchased near December 31, 2014, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in “Financial Condition, Liquidity and Capital Resources—Citibank Total Return Swap”) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the TRS.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2015 and 2014 and the period from June 7, 2013 (Inception) to December 31, 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2015 and 2014.

For the years ended December 31, 2015 and 2014, we incurred $39,493 and $6,323, respectively, in base management fees and $2,045 and $435, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC III Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2015 and 2014, we accrued a subordinated incentive fee on income of $20,222 and $0, respectively, based on the performance of our portfolio. During the year ended December 31, 2015, we paid FSIC III Advisor $8,397 in subordinated incentive fee on income. As of December 31, 2015, a subordinated incentive fee on income of $11,825 was payable to FSIC III Advisor. For the years ended December 31, 2015 and 2014, we did not accrue any capital gains incentive fees based on the performance of our portfolio, and we did not pay any capital gains incentive fees to FSIC III Advisor during the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, we did not have any accrued capital gains incentive fees.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$155,755	$155,755	—	—	—
Deutsche Bank Credit Facility(2)	$250,000	—	—	$250,000	—
JPM Credit Facility(3)	$300,000	—	—	$300,000	—
Goldman Facility(4)	$289,200	$289,200	—	—	—
Capital One Credit Facility(5)	$94,700	—	—	$94,700	—

(1)	At December 31, 2015, $44,245 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2015, neither Burholme Funding nor BNPP had provided notice of its intent to terminate the facility.

(2)	At December 31, 2015, $0 remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.

(3)	At December 31, 2015, $0 remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

(4)	At December 31, 2015, $10,800 remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	At December 31, 2015, $55,300 remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. FSIC III Advisor has agreed, effective one year following the IBD Channel closing, to waive a portion of the base management fee so that the fee received equals 1.75% of our average weekly gross assets.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC III Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC III Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of our pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC III Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, our sponsor and an affiliate of FSIC III Advisor, providing administrative services to us on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC III Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

Under the investment advisory and administrative services agreement, we, either directly or through reimbursement to FSIC III Advisor or its affiliates, are responsible for our organization and offering costs in an amount up to 1.5% of gross proceeds raised in our continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to our continuous public offering, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC III Advisor’s personnel, employees of our affiliates and others while engaged in registering and marketing our common stock, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for us.

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

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the year ended December 31, 2015, Franklin Square Holdings did not fund any of our offering and organization costs. As of December 31, 2015, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Prior to the IBD Channel closing, the dealer manager was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering and, as a result, no selling commissions or dealer manager fees will be paid to the dealer manager from that date forward.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the years ended December 31, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$39,493	$6,323
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$20,222	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,045	$435
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$3,504	$2,494
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$22,411	$16,845

(1)	During the years ended December 31, 2015 and 2014, $598 and $2,559, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $28,648 and $0, respectively, in net base management fees were paid to FSIC III Advisor. As of December 31, 2015, $14,011 in base management fees were payable to FSIC III Advisor.

(2)	During the years ended December 31, 2015 and 2014, $8,397 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of December 31, 2015, a subordinated incentive fee on income of $11,825 was payable to FSIC III Advisor.

(3)	During the years ended December 31, 2015 and 2014, $1,875 and $384, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $1,493 and $232 in administrative services expenses to FSIC III Advisor during the years ended December 31, 2015 and 2014, respectively.

(4)	During the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, we incurred offering costs of $6,200, $4,479, $1,619, respectively, of which $3,504, $2,494 and $110, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, FSIC III Advisor and its affiliates directly funded $1,993 and $1,808, respectively, of our organization and offering costs. During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, we paid $3,801 and $0, respectively, to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, we sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 1, 2016, we have issued an aggregate of 1,821,692 shares of common stock for aggregate proceeds of $16,339 to members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

As of December 31, 2014, $598 of reimbursements were payable to us from Franklin Square Holdings. During the year ended December 31, 2015, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the year ended December 31, 2015, we did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by us to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2015, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the year ended December 31, 2015, we accrued $3,469 for expense recoupments payable to Franklin Square Holdings of which $3,251 was paid. As of December 31, 2015, we had $218 of expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to us.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including our exemptive relief order from the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 76.8% of our portfolio investments (based on fair value) paid variable interest rates, 20.8% paid fixed interest rates and 2.4% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $500,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility and the Capital One credit facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2015:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 60 basis points	$1,071	$(6,233)	$7,304	2.7%
No change	—	—	—	—
Up 100 basis points	12,052	10,389	1,663	0.6%
Up 300 basis points	56,078	31,166	24,912	9.2%
Up 500 basis points	100,166	51,943	48,223	17.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS. As of December 31, 2015, 96.3% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	113

Report of Independent Registered Public Accounting Firm	114

Report of Independent Registered Public Accounting Firm	115

Consolidated Balance Sheets as of December 31, 2015 and 2014	116

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013	117

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013	118

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013	119

Consolidated Schedules of Investments as of December 31, 2015 and 2014	120

Notes to Consolidated Financial Statements	133

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited FS Investment Corporation III’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation III’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation III maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FS Investment Corporation III, including the consolidated schedules of investments as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2015, and for the period from June 7, 2013 (Inception) to December 31, 2013 and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of FS Investment Corporation III (the “Company”), including the consolidated schedules of investments as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2015, and for the period from June 7, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation III as of December 31, 2015 and 2014, and the results of their operations, their cash flows and the changes in their net assets for each of the two years in the period ended December 31, 2015, and for the period from June 7, 2013 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation III’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of FS Investment Corporation III’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 11, 2016

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments, at fair value (amortized cost—$2,934,525 and $718,689, respectively)	$2,744,630	$695,805
Cash	142,393	204,480
Due from counterparty	118,000	85,500
Receivable for investments sold and repaid	3,696	13
Interest receivable	22,451	12,091
Receivable for common shares purchased	20,189	22,139
Reimbursement due from sponsor(1)	—	598
Deferred financing costs	5,124	1,230
Receivable due on total return swap(2)	1,830	1,410
Prepaid expenses and other assets	173	—

Total assets	$3,058,486	$1,023,266

Liabilities
Unrealized depreciation on total return swap(2)	$25,927	$5,368
Payable for investments purchased	7,546	57,523
Repurchase agreement payable(3)	289,200	—
Credit facilities payable	800,455	112,100
Stockholder distributions payable	88	90
Management fees payable	14,011	3,764
Subordinated income incentive fees payable(4)	11,825	—
Expense recoupment payable to sponsor(1)	218	—
Administrative services expense payable	755	203
Interest payable	5,753	249
Directors’ fees payable	207	154
Other accrued expenses and liabilities	7,459	1,238

Total liabilities	1,163,444	180,689

Commitments and contingencies ($0 and $3,469, respectively)(5)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 241,270,590 and 97,578,402 shares issued and outstanding, respectively	241	98
Capital in excess of par value	2,128,529	871,330
Accumulated net realized losses on investments and total return swap(6)	(24,135)	—
Accumulated undistributed (distributions in excess of) net investment income(6)	6,229	(599)
Net unrealized appreciation (depreciation) on investments and total return swap	(215,822)	(28,252)

Total stockholders’ equity	1,895,042	842,577

Total liabilities and stockholders’ equity	$3,058,486	$1,023,266

Net asset value per share of common stock at year end	$7.85	$8.63

(1)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction.

(4)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(5)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,		Period from June 7, 2013 (Inception) to December 31, 2013
	2015	2014
Investment income
Interest income	$160,967	$17,639	$—
Fee income	34,227	7,416	—
Dividend income	55	—	—

Total investment income	195,249	25,055	—

Operating expenses
Management fees	39,493	6,323	—
Subordinated income incentive fees(1)	20,222	—	—
Administrative services expenses	2,045	435	—
Stock transfer agent fees	1,532	522	—
Accounting and administrative fees	691	136	—
Organization costs	—	64	189
Interest expense	13,746	371	—
Directors’ fees	822	305	—
Other general and administrative expenses	2,767	1,374	—

Operating expenses	81,318	9,530	189
Less: Expense reimbursement from sponsor(2)	—	(3,469)	—
Add: Expense recoupment to sponsor(2)	3,469	—	—

Total operating expenses	84,787	6,061	189

Net investment income (loss) before taxes	110,462	18,994	(189)
Excise taxes	95	—	—

Net investment income (loss)	110,367	18,994	(189)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(24,122)	170	—
Net realized gain (loss) on total return swap(3)	14,561	1,944	—
Net change in unrealized appreciation (depreciation) on investments	(167,011)	(22,884)	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	(20,559)	(5,368)	—

Total net realized and unrealized gain (loss) on investments and total return swap	(197,131)	(26,138)	—

Net increase (decrease) in net assets resulting from operations	$(86,764)	$(7,144)	$(189)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.51)	$(0.23)	$(8.51)

Weighted average shares outstanding	170,395,623	31,450,610	22,222

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,		Period from June 7, 2013 (Inception) to December 31, 2013
	2015	2014
Operations
Net investment income (loss)	$110,367	$18,994	$(189)
Net realized gain (loss) on investments and total return swap(1)	(9,561)	2,114	—
Net change in unrealized appreciation (depreciation) on investments	(167,011)	(22,884)	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	(20,559)	(5,368)	—

Net increase (decrease) in net assets resulting from operations	(86,764)	(7,144)	(189)

Stockholder distributions(2)
Distributions from net investment income	(118,228)	(21,439)	—
Distributions from net realized gain on investments	—	(87)	—

Net decrease in net assets resulting from stockholder distributions	(118,228)	(21,526)	—

Capital share transactions(3)
Issuance of common stock	1,206,250	866,057	200
Reinvestment of stockholder distributions	63,285	11,313	—
Repurchases of common stock	(5,878)	(36)	—
Offering costs	(6,200)	(4,479)	(1,619)
Payments to investment adviser for offering and organization costs(4)	—	(3,801)	—
Capital contributions of investment adviser	—	1,993	1,808

Net increase in net assets resulting from capital share transactions	1,257,457	871,047	389

Total increase in net assets	1,052,465	842,377	200
Net assets at beginning of period	842,577	200	—

Net assets at end of period	$1,895,042	$842,577	$200

Accumulated undistributed (distributions in excess of) net investment income(2)	$6,229	$(599)	$(189)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

(4)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Period from June 7, 2013 (Inception) to December 31, 2013
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(86,764)	$(7,144)	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,647,079)	(797,312)	—
Paid-in-kind interest	(2,977)	(10)	—
Proceeds from sales and repayments of investments	419,262	79,229	—
Net realized (gain) loss on investments	24,122	(170)	—
Net change in unrealized (appreciation) depreciation on investments	167,011	22,884	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	20,559	5,368	—
Accretion of discount	(9,164)	(426)	—
Organization costs	—	64	—
Amortization of deferred financing costs	1,152	63	—
(Increase) decrease in due from counterparty	(32,500)	(85,500)	—
(Increase) decrease in receivable for investments sold and repaid	(3,683)	(13)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	598	(598)	—
(Increase) decrease in interest receivable	(10,360)	(12,091)	—
(Increase) decrease in receivable due on total return swap(1)	(420)	(1,410)	—
(Increase) decrease in prepaid expenses and other assets	(173)	—	—
Increase (decrease) in payable for investments purchased	(49,977)	57,523	—
Increase (decrease) in management fees payable	10,247	3,764	—
Increase (decrease) in expense recoupment payable to sponsor(2)	218	—	—
Increase (decrease) in subordinated income incentive fees payable	11,825	—	—
Increase (decrease) in administrative services expense payable	552	203	—
Increase (decrease) in interest payable	5,504	249	—
Increase (decrease) in directors’ fees payable	53	154	—
Increase (decrease) in other accrued expenses and liabilities	6,221	1,238	—

Net cash used in operating activities	(2,175,773)	(733,935)	—

Cash flows from financing activities
Issuance of common stock	1,208,200	843,918	200
Reinvestment of stockholder distributions	63,285	11,313	—
Repurchases of common stock	(5,878)	(36)	—
Offering costs	(6,200)	(2,550)	—
Payments to investment adviser for offering and organization costs(3)	—	(3,801)	—
Stockholder distributions	(118,230)	(21,436)	—
Borrowings under credit facilities(4)	688,355	112,100	—
Borrowings under repurchase agreement(5)	289,200	—	—
Deferred financing costs paid	(5,046)	(1,293)	—

Net cash provided by financing activities	2,113,686	938,215	200

Total increase (decrease) in cash	(62,087)	204,280	200
Cash at beginning of period	204,480	200	—

Cash at end of period	$142,393	$204,480	$200

Supplemental disclosure of non-cash financing activities
Offering and organization costs financed by capital contributions of investment adviser	$—	$1,993	$1,808

Local taxes paid	$59	$—	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the years ended December 31, 2015 and 2014, the Company paid $7,090 and $59, respectively, in interest expense on the credit facilities.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the year ended December 31, 2015, the Company paid $0 in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—99.1%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$8,343	$8,530	$8,342
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	124,657	124,657	124,657
Acision Finance LLC	(f)(i)	Software & Services	L+975	1.0%	12/15/18	27,664	26,775	27,387
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+813	1.0%	12/18/21	133,500	133,500	133,500
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+750	1.0%	12/18/21	26,700	26,700	26,700
Allen Systems Group, Inc.		Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	15,884	15,884	16,043
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,724	1,724	1,707
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	1,401	1,401	1,387
AqGen Ascensus, Inc.	(h)	Diversified Financials	L+450	1.0%	12/5/22	4,706	4,425	4,424
AqGen Ascensus, Inc.	(h)(l)	Diversified Financials	L+450	1.0%	12/5/22	294	277	276
Aspect Software, Inc.	(h)(i)	Software & Services	L+550, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	20,454	20,367	18,937
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+807	1.0%	5/8/19	28,000	28,000	27,860
Atlas Aerospace LLC	(l)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,613
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,950	9,812	9,801
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,650	34,650	34,304
BenefitMall Holdings, Inc.	(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,600
Blue Coat Holdings, Inc.	(l)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	1,919
Blueprint Sub, Inc.		Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(l)	Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(f)(g)(h)	Software & Services	L+750	1.0%	5/7/21	70,589	70,589	70,364
Blueprint Sub, Inc.	(l)	Software & Services	L+750	1.0%	5/7/21	9,211	9,211	9,181
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,618	10,906	8,394
Caesars Entertainment Operating Co., Inc.	(f)(j)(m)	Consumer Services	5.2%		3/1/17	5,223	5,060	4,474
Caesars Entertainment Operating Co., Inc.	(f)(j)(m)	Consumer Services	6.0%		3/1/17	1,649	1,604	1,416
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	13,330	12,975
CITGO Holding, Inc.	(f)	Energy	L+850	1.0%	5/12/18	10,305	9,838	10,262
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,299	12,568	12,037

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	$16,915	$16,217	$15,942
Fairway Group Acquisition Co.	(i)	Food & Staples Retailing	L+400	1.0%	8/17/18	5,405	4,890	4,360
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,722
Greystone Bridge Manager LLC	(j)	Diversified Financials	L+1050		5/1/20	47,140	47,379	46,197
Greystone Bridge Manager LLC	(j)(l)	Diversified Financials	L+1050		5/1/20	5,647	5,647	5,534
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+809	1.0%	3/26/21	9,000	9,000	8,910
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,182
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,000
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,314
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	6,977	6,977	6,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	83,500	83,500	83,500
JMC Acquisition Merger Corp.	(l)	Capital Goods	L+750	1.0%	11/6/21	15,127	15,127	15,127
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	11,850	11,120	11,198
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	44,100
Mood Media Corp.	(f)(j)	Media	L+600	1.0%	5/1/19	358	355	341
Murray Energy Corp.	(i)	Energy	L+650	1.0%	4/16/20	10,292	10,019	6,631
Navistar, Inc.	(j)(k)	Capital Goods	L+550	1.0%	8/7/20	6,000	5,230	5,315
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,888	14,621	12,282
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,856	14,856	14,708
Pittsburgh Glass Works, LLC	(f)(g)(h)(i)	Automobiles & Components	L+916	1.0%	11/25/21	91,924	91,924	91,924
Polymer Additives, Inc.	(f)(i)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,299
Production Resource Group, LLC	(f)(i)	Media	L+750	1.0%	7/23/19	52,500	52,362	53,025
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	12,091	11,179	11,789
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+842	1.0%	11/25/21	154,000	154,000	154,104
Reddy Ice Corp.	(i)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,217	4,703	4,303
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	104,344	104,344	104,020
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+804	1.0%	9/25/21	116,900	116,900	115,439
Sequential Brands Group, Inc.	(f)(h)(i)(j)	Consumer Durables & Apparel	L+825		12/4/21	130,000	130,000	128,700

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	$1,476	$1,453	$1,409
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,950	4,931	4,962
Sports Authority, Inc.	(f)	Retailing	L+600	1.5%	11/16/17	3,263	3,270	1,069
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+550	1.0%	3/14/22	3,137	3,067	3,051
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	13,521	12,925	13,488
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,705
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	25,065	23,322	21,869
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	21,651	21,239	21,164
Sunnova Asset Portfolio 5 Holdings, LLC	(l)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	620	620	606
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+747	1.0%	9/16/21	147,000	147,000	145,714
TTM Technologies, Inc.	(h)(j)(k)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	2,500	2,316	2,269
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	13,309	13,309	13,309
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	758	755	522
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,723
Warren Resources, Inc.	(g)	Energy	L+850	1.0%	5/22/20	29,675	29,675	24,185
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,360	30,360	30,815
Waste Pro USA, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,383
Weight Watchers International, Inc.	(i)(j)	Consumer Services	L+300		4/2/16	24,241	23,375	23,881
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,814
Winchester Electronics Corp.	(g)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,382
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/9/21	50,394	50,394	50,333
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/9/21	10,892	10,892	10,879

Total Senior Secured Loans—First Lien							2,176,032	2,146,328
Unfunded Loan Commitments							(267,776)	(267,776)

Net Senior Secured Loans—First Lien							1,908,256	1,878,552

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—14.0%
AdvancePierre Foods, Inc.		Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$894	$904	$880
Alison US LLC	(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,162	5,191
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	156
Arena Energy, LP		Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	671	669	601
Atlas Resource Partners, L.P.	(g)	Energy	L+900	1.0%	2/23/20	33,000	32,150	26,395
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,652	23,750
BlackBrush Oil & Gas, L.P.	(i)	Energy	L+650	1.0%	7/30/21	8,850	8,795	7,094
BRG Sports, Inc.	(g)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,543	3,277
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,267
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	10,000	9,858	9,500
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	913	665
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,135	1,097
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,408	15,385
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,230	848
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,162	14,750
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,542	2,427
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,254	931
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,516	9,525
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,733
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,008	1,798
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,363	2,374
MD America Energy, LLC	(i)	Energy	L+850	1.0%	8/4/19	8,298	7,975	6,942
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,849
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,318	24,433	20,184
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,482	5,475
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	12,000	11,896	11,100
Printpack Holdings, Inc.	(g)	Materials	L+875	1.0%	5/28/21	10,000	9,833	9,750
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	27,000	26,882	27,135
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+950	1.0%	3/13/23	24,875	23,924	24,005
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,619	606

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ultima US Holdings LLC	(j)	Capital Goods	L+850	1.0%	12/31/20	$3,000	$2,980	$2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	834
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,940

Total Senior Secured Loans—Second Lien							297,474	264,261

Senior Secured Bonds—4.0%
American Energy—Woodford, LLC	(e)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,788	2,022	397
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	22,645	21,097	18,597
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	36,124	30,644	12,373
Comstock Resources, Inc.	(e)(r)	Energy	10.0%		3/15/20	2,500	2,500	1,153
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,851	9,915
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	3,500	3,500	2,428
Lightstream Resources Ltd.	(j)	Energy	9.9%		6/15/19	5,377	5,376	4,489
Logan’s Roadhouse, Inc.	(e)(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,523	8,913
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	754	297
SandRidge Energy, Inc.	(e)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,407	11,044
Tembec Industries Inc.	(e)(j)(r)	Materials	9.0%		12/15/19	3,715	3,715	2,419

Total Senior Secured Bonds							113,064	75,597

Subordinated Debt—23.8%
Algeco Scotsman Global Finance Plc	(e)(j)(r)	Commercial & Professional Services	10.8%		10/15/19	11,100	9,435	4,346
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	697	334
Atlas Energy Holdings Operating Co., LLC	(e)	Energy	7.8%		1/15/21	1,000	728	200
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,821	6,737
Builders FirstSource, Inc.	(e)(j)	Capital Goods	10.8%		8/15/23	7,850	7,850	7,796
Calumet Specialty Products Partners, L.P.	(j)	Energy	7.8%		4/15/23	10,300	10,228	9,015
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,112	18,372
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	28,184	27,774	26,810
Ceridian HCM Holding Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	70,139	71,107	55,410
Communications Sales & Leasing, Inc.	(e)(j)(r)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	8,990	4,415

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	$2,150	$1,901	$1,070
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,155	6,099
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	51,713	51,713	51,713
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	8,458	8,458	8,458
Greatbatch Ltd.	(e)(j)	Health Care Equipment & Services	9.1%		11/1/23	1,900	1,900	1,883
Jupiter Resources Inc.	(e)(j)(r)	Energy	8.5%		10/1/22	31,850	28,426	12,780
Kenan Advantage Group, Inc.	(e)	Transportation	7.9%		7/31/23	10,780	10,780	10,645
Legacy Reserves LP	(e)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	1,000	865	201
Navistar International Corp.	(e)(j)(r)	Capital Goods	8.3%		11/1/21	33,585	30,899	22,723
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,502	50,188
Northern Oil and Gas, Inc.	(e)(r)	Energy	8.0%		6/1/20	3,150	3,008	2,099
P.F. Chang’s China Bistro, Inc.	(e)(r)	Consumer Services	10.3%		6/30/20	63,695	64,210	53,066
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	30,050	29,934	28,848
Production Resource Group, LLC	(e)	Media	8.9%		5/1/19	22,740	18,853	16,970
Scientific Games International, Inc.	(e)(j)	Consumer Services	8.1%		9/15/18	6,163	4,850	4,554
Sorenson Communications, Inc.		Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,432	9,345
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	11,042	9,984
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(e)(j)(r)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,208	7,251

Total Subordinated Debt							539,488	451,694

Collateralized Securities—0.4%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	684	664
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	13.6%		1/25/27	8,310	7,497	6,943

Total Collateralized Securities							8,181	7,607

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.5%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials	33,163	$875	$875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	11
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	1,127
Altus Power America Holdings, LLC, Preferred Equity		Energy	574,759	573	1,063
Altus Power America Management, LLC, Class B Units	(m)(q)	Energy	83	—	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	27,956,962	27,957	27,957
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	1,900
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	173,554	174	286
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,068
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)(s)	Diversified Financials	3,000,000	15,057	14,760
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	857
Sunnova Holdings, LLC, Common Equity	(m)	Energy	93,041	2,166	2,559
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	8,686

Total Equity/Other				68,062	68,149
Unfunded Contingent Warrant Commitment	(t)				(1,230)

Net Equity/Other					66,919

TOTAL INVESTMENTS—144.8%				$2,934,525	2,744,630

LIABILITIES IN EXCESS OF OTHER ASSETS—(44.8%)					(849,588)

NET ASSETS—100.0%					$1,895,042

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$394,680	$(25,927)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC, or Burholme Funding, and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC, or Jefferson Square Funding, and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association, or JPM (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC, or Chestnut Hill Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC, or Germantown Funding, and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC, or Society Hill Funding, pursuant to an indenture with Citibank, N.A., or Citibank, as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2015, 83.6% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.7% of the Company’s total assets represented qualifying assets as of December 31, 2015.

(k)	Position or portion thereof unsettled as of December 31, 2015.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2015.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2015 the fair value of securities rehypothecated by BNPP was $144,041.

(s)	Includes 250,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(t)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.8%
ACP FH Holdings GP, LLC, Common Equity	(j)	Consumer Durables & Apparel	11,429	$12	$12
ACP FH Holdings, LP, Common Equity	(j)	Consumer Durables & Apparel	1,131,428	1,131	1,131
Altus Power America Holdings, Inc., Preferred Equity	(j)	Energy	253,925	254	254
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(k)	Materials	173,554	174	243
NewStar Financial, Inc., Warrants	(g)(j)	Diversified Financials	2,375,000	15,057	15,674

Total Equity/Other				16,628	17,314
Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					14,839

TOTAL INVESTMENTS—82.6%				$718,689	695,805

OTHER ASSETS IN EXCESS OF LIABILITIES—17.4%					146,772

NET ASSETS—100.0%					$842,577

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$292,409	$(5,368)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, three-month LIBOR was 0.26% and Prime was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Exchange Act subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank (see Note 8).

(g)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2014, 81.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 77.0% of the Company’s total assets represented qualifying assets as of December 31, 2014.

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

See notes to consolidated financial statements.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, the Company had seven wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds an interest in non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC III Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins with FSIC III Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC III Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the Company’s valuation committee reviews the preliminary valuations and FSIC III Advisor’s management team, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC III Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC III Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC III Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC III Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC III Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

directors, in consultation with FSIC III Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FSIC III Advisor’s management team, and has authorized FSIC III Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing FSIC III Advisor’s implementation of the valuation process.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its TRS, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $95 and $0 in estimated excise taxes payable in respect of income received during the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company did not pay any amounts in excise taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2015 and 2014 and the period from June 7, 2013 (Inception) to December 31, 2013 the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the sole discretion of the Company’s board of directors and applicable legal restrictions, the Company currently intends to declare regular cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

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

Reclassifications: Certain amounts in the consolidated financial statements for the year ended December 31, 2014 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	137,078,118	$1,324,880	96,364,376	$954,837
Reinvestment of Distributions	7,283,080	63,285	1,195,854	11,313

Total Gross Proceeds	144,361,198	1,388,165	97,560,230	966,150
Commissions and Dealer Manager Fees	—	(118,630)	—	(88,780)

Net Proceeds to Company	144,361,198	1,269,535	97,560,230	877,370
Share Repurchase Program	(669,010)	(5,878)	(4,050)	(36)

Net Proceeds to Company from Share Transactions	143,692,188	$1,263,657	97,556,180	$877,334

Status of Continuous Public Offering

Since commencing its continuous public offering and through March 1, 2016, the Company has issued 256,536,930 shares of common stock for gross proceeds of $2,479,905. As of March 1, 2016, the Company had

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

raised total gross proceeds of $2,491,892, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the years ended December 31, 2015 and 2014, the Company issued 144,361,198 and 97,560,230 shares of common stock for gross proceeds of $1,388,165 and $966,150 at an average price per share of $9.62 and $9.90, respectively. The gross proceeds received during the years ended December 31, 2015 and 2014, include reinvested stockholder distributions of $63,285 and $11,313 for which the Company issued 7,283,080 and 1,195,854 shares of common stock, respectively. During the period from January 1, 2016 to March 1, 2016, the Company issued 15,925,141 shares of common stock for gross proceeds of $137,377 at an average price per share of $8.63.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $118,630 and $88,780 for the years ended December 31, 2015 and 2014, respectively.

The Company is currently offering shares of its common stock pursuant to its continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, who are collectively referred to herein as Advisors, and to certain affiliated investors who purchase through FS2 Capital Partners, LLC, or FS2, the Company’s dealer manager. Sales of shares of the Company’s common stock through Advisors is referred to herein as the Institutional Channel. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms, who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in the Company’s continuous public offering.

Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in its continuous public offering have been sold at an Institutional offering price that does not include any selling commissions or dealer manager fees.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company currently intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of what the public offering price would have been on the date of repurchase had the Company not closed the IBD Channel in February 2016 (which price is equal to the Institutional offering price on the date of repurchase). In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the years ended December 31, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
September 30, 2014	October 1, 2014	4,050	100%	$9.000	$36
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.955	$543
June 30, 2015	July 8, 2015	316,818	100%	$8.955	$2,837
September 30, 2015	October 7, 2015	274,874	100%	$8.550	$2,350

On January 6, 2016, the Company repurchased 569,282 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.145 per share for aggregate consideration totaling $4,637.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Management fees are paid on a quarterly basis in arrears. FSIC III Advisor has agreed, effective one year following the IBD Channel closing, to waive a portion of the base management fee so that the fee received equals 1.75% of the Company’s average weekly gross assets.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the year ended December 31, 2015, Franklin Square Holdings did not fund any of the Company’s offering and organization costs. As of December 31, 2015, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The dealer manager for the Company’s continuous public offering is FS2, which is one of the Company’s affiliates. Prior to the IBD Channel closing, the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS2, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering and, as a result, no selling commissions or dealer manager fees will be paid to the dealer manager from that date forward.

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the years ended December 31, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$39,493	$6,323
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$20,222	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,045	$435
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$3,504	$2,494
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$22,411	$16,845

(1)	During the years ended December 31, 2015 and 2014, $598 and $2,559, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $28,648 and $0, respectively, in net base management fees were paid to FSIC III Advisor. As of December 31, 2015, $14,011 in base management fees were payable to FSIC III Advisor.

(2)	During the years ended December 31, 2015 and 2014, $8,397 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of December 31, 2015, a subordinated incentive fee on income of $11,825 was payable to FSIC III Advisor.

(3)	During the years ended December 31, 2015 and 2014, $1,875 and $384, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $1,493 and $232 in administrative services expenses to FSIC III Advisor during the years ended December 31, 2015 and 2014, respectively.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(4)	During the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, the Company incurred offering costs of $6,200, $4,479, $1,619, respectively, of which $3,504, $2,494 and $110, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, FSIC III Advisor and its affiliates directly funded $1,993 and $1,808, respectively, of the Company’s organization and offering costs. During the year ended December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013, the Company paid $3,801 and $0, respectively, to FSIC III Advisor and its affiliates for organization and offering costs previously funded.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 1, 2016, the Company has issued an aggregate of 1,821,692 shares of common stock for aggregate proceeds of $16,339 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC,

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

As of December 31, 2014, $598 of reimbursements were payable to the Company from Franklin Square Holdings. During the year ended December 31, 2015, the Company did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the year ended December 31, 2015, the Company did not receive any cash reimbursements from Franklin Square Holdings, but offset $598 in management fees payable by the Company to FSIC III Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2015, the Company had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the year ended December 31, 2015, the Company accrued $3,469 for expense recoupments payable to Franklin Square Holdings of which $3,251 was paid. As of December 31, 2015, the Company had $218 of expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the years ended December 31, 2015 and 2014, FS Trust purchased $231 and $31, respectively, of the Company’s shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date (which price included the maximum sales load of 10.0% that was historically imposed on sales of the Company’s common stock in its continuous public offering through the IBD Channel before the IBD Channel closing).

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On November 9, 2015 and March 7, 2016, the Company’s board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to 90% of what the public offering price per share would have been as of the date of issuance had the Company not closed the IBD Channel in February 2016 (which price is equal to the Institutional offering price on the date of issuance). Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the tax years ended December 31, 2015 and 2014 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the year ended December 31, 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. For the year ended

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

December 31, 2014, if Franklin Square Holdings had not reimbursed certain of the Company’s expenses, approximately 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	118,228	100%	17,970	84%
Short-term capital gains proceeds from the sale of assets	—	—	87	0%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	3,469	16%

Total	$118,228	100%	$21,526	100%

(1)	During the years ended December 31, 2015 and 2014, 94.1% and 98.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 4.4% and 1.7%, respectively, was attributable to non-cash accretion of discount and 1.5% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2015 and 2014 was $127,179 and $21,439, respectively. As of December 31, 2015 and 2014, the Company had $8,951 and $0, respectively, of undistributed net investment income on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s investment operations, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes, the inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income and the accretion of discount on the TRS.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
GAAP-basis net investment income	$110,367	$18,994
Tax-basis deferral and amortization of organization costs	(17)	51
Reclassification of unamortized original issue discount and prepayment fees	(766)	(19)
Excise taxes	95	—
Tax-basis net investment income portion of total return swap payments	14,508	2,046
Accretion of discount on total return swap	1,645	359
Other miscellaneous differences	1,347	8

Tax-basis net investment income	$127,179	$21,439

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, the Company increased accumulated distributions in excess of net investment income by $14,689, and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $115 and $14,574, respectively. During the year ended December 31, 2014, the Company increased accumulated distributions in excess of net investment income by $2,035, and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $8 and $2,027, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$8,951	$—
Unamortized organization costs	(223)	(240)
Capital loss carryover(1)	(24,037)	—
Net unrealized appreciation (depreciation) on investments and total return swap(2)	(218,419)	(28,611)

Total	$(233,728)	$(28,851)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2015, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $22,515 and $1,522, respectively.

(2)	As of December 31, 2015 and 2014, the gross unrealized appreciation on the Company’s investments and TRS was $4,582 and $8,892, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on the Company’s investments and TRS was $223,001 and $37,503, respectively.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $2,937,122 and $719,048 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(218,419) and $(28,611) as of December 31, 2015 and 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,908,256	$1,878,552	68%	$279,285	$278,277	40%
Senior Secured Loans—Second Lien	297,474	264,261	10%	173,357	170,515	25%
Senior Secured Bonds	113,064	75,597	3%	43,253	43,089	6%
Subordinated Debt	539,488	451,694	17%	197,259	180,178	26%
Collateralized Securities	8,181	7,607	0%	8,907	8,907	1%
Equity/Other	68,062	66,919	2%	16,628	14,839	2%

Total	$2,934,525	$2,744,630	100%	$718,689	$695,805	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2015 and 2014 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $394,680 and $365,214, respectively, as of December 31, 2015 and $292,409 and $285,847, respectively, as of December 31, 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,242,195	$2,186,548	70%	$544,214	$537,045	55%
Senior Secured Loans—Second Lien	358,215	321,479	10%	200,837	197,594	20%
Senior Secured Bonds	113,064	75,597	3%	43,253	43,089	4%
Subordinated Debt	539,488	451,694	15%	197,259	180,178	18%
Collateralized Securities	8,181	7,607	0%	8,907	8,907	1%
Equity/Other	68,062	66,919	2%	16,628	14,839	2%

Total	$3,329,205	$3,109,844	100%	$1,011,098	$981,652	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. As of December 31, 2014, the Company had seven unfunded debt investments with aggregate unfunded commitments of $47,792. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt and equity investments, see the Company’s consolidated schedules of investments as of December 31, 2015 and 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$128,407	5%	$27,208	4%
Capital Goods	277,975	10%	35,615	5%
Commercial & Professional Services	274,662	10%	76,536	11%
Consumer Durables & Apparel	147,483	5%	30,628	4%
Consumer Services	237,666	9%	100,066	14%
Diversified Financials	131,049	5%	59,606	9%
Energy	224,961	8%	115,159	16%
Food & Staples Retailing	4,360	0%	2,352	0%
Food, Beverage & Tobacco	5,183	0%	—	—
Health Care Equipment & Services	398,856	15%	4,831	1%
Household & Personal Products	—	—	9,246	1%
Insurance	7,251	0%	4,048	1%
Materials	108,964	4%	54,034	8%
Media	83,112	3%	25,575	4%
Real Estate	1,707	0%	—	—
Retailing	28,204	1%	—	—
Semiconductors & Semiconductor Equipment	9,915	0%	—	—
Software & Services	406,231	15%	86,454	12%
Technology Hardware & Equipment	48,513	2%	38,877	6%
Telecommunication Services	41,293	1%	5,050	1%
Transportation	178,838	7%	20,520	3%

Total	$2,744,630	100%	$695,805	100%

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

As of December 31, 2015 and 2014, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2015		December 31, 2014
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	2,744,630	(25,927)	695,805	(5,368)

Total	$2,744,630	$(25,927)	$695,805	$(5,368)

The Company’s investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty senior secured loan investments, two senior secured bond investments and seven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2015, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Twelve senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three senior secured loan investments, one collateralized security and one equity/other investment, each of which were newly issued and purchased near December 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company values the TRS in accordance with the agreements between Center City Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	3,761	1,216	2,254	2,659	(726)	—	9,164
Net realized gain (loss)	4,790	(345)	(3,581)	(24,986)	—	—	(24,122)
Net change in unrealized appreciation (depreciation)	(28,696)	(30,371)	(37,302)	(70,713)	(574)	645	(167,011)
Purchases	1,748,636	196,803	111,984	537,531	—	52,125	2,647,079
Paid-in-kind interest	1,206	6	501	1,264	—	—	2,977
Sales and redemptions	(129,422)	(73,563)	(41,348)	(174,239)	—	(690)	(419,262)
Net transfers in or out of Level 3	—	—	—	—		—	—

Fair value at end of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(26,513)	$(32,789)	$(37,546)	$(86,273)	$(574)	$645	$(183,050)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2015 and 2014 were as follows:

Type of Investment	Fair Value at December 31, 2015(1)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,447,825	Market Comparables	Market Yield (%)	5.5% - 16.0%	9.9%
	8,342	Other(2)	Other(2)	N/A	N/A
	288,385	Market Quotes	Indicative Dealer Quotes	30.0% - 102.0%	93.8%
	134,000	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	50,864	Market Comparables	Market Yield (%)	10.5% - 19.9%	16.3%
	213,397	Market Quotes	Indicative Dealer Quotes	1.8% - 101.0%	92.0%
Senior Secured Bonds	13,402	Market Comparables	Market Yield (%)	16.0% - 31.5%	25.1%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	62,195	Market Quotes	Indicative Dealer Quotes	14.0% - 94.4%	68.7%
Subordinated Debt	50,187	Market Comparables	Market Yield (%)	13.3% - 13.8%	13.5%
	66,443	Other(2)	Other(2)	N/A	N/A
	335,064	Market Quotes	Indicative Dealer Quotes	19.9% - 104.1%	80.8%
Collateralized Securities	7,607	Market Quotes	Indicative Dealer Quotes	83.5% - 91.0%	84.2%
Equity/Other	29,401	Market Comparables	EBITDA Multiples (x)	5.8x - 14.3x	9.7x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$ 2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	41.6%
	37,518	Other(2)	Other(2)	N/A	N/A

Total	$2,744,630

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

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$130,417	Market Comparables	Market Yield (%)	8.0% - 12.3%	9.4%
	26,920	Cost	Cost	100.0% - 100.0%	100.0%
	19,804	Other(2)	Other	N/A	N/A
	101,136	Market Quotes	Indicative Dealer Quotes	79.0% - 102.0%	96.5%
Senior Secured Loans—Second Lien	20,323	Market Comparables	Market Yield (%)	8.5% - 11.5%	9.3%
	150,192	Market Quotes	Indicative Dealer Quotes	71.6% - 101.3%	95.2%
Senior Secured Bonds	43,089	Market Quotes	Indicative Dealer Quotes	73.5% - 99.5%	89.4%
Subordinated Debt	37,500	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	313	Other	Other	N/A	N/A
	142,365	Market Quotes	Indicative Dealer Quotes	41.5% - 106.0%	86.5%
Collateralized Securities	8,907	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	13,696	Market Comparables	EBITDA Multiples (x)	6.8x - 10.5x	8.5x
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	1,143	Cost	Cost	$1.00 - $1.00	$1.00

Total	$695,805

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed restructuring of portfolio company.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$394,680	$105,320	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$155,755	$44,245	September 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.50%	$300,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$289,200	$10,800	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$94,700	$55,300	August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in each case, in whole or in part, upon prior written notice to the other party.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under this facility by $50,000 to $350,000, plus an option, subject to certain consents, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016, and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $458,150 and 2.71%, respectively. As of December 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.72%.

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. On August 25, 2014, Center City Funding entered into an amendment to the TRS to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000 to $200,000, on September 29, 2014, Center City Funding entered into a second amendment to the TRS to increase this amount from $200,000 to $300,000, on January 28, 2015, Center City Funding entered into a third amendment to the TRS to increase this amount from $300,000 to $400,000 and on October 14, 2015, Center City Funding entered into a fifth amendment to the TRS to increase this amount from $400,000 to $500,000. On June 26, 2015, Center City Funding entered into a fourth amendment to the TRS to (1) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2015 to any time on or after June 26, 2016; (2) increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.32% per annum to 1.50% per annum; (3) reduce the amount of initial cash collateral Center City Funding is required to post in accordance with the margin requirements of the TRS (generally reduced from 25% to 20% of the notional amount of each loan that becomes subject to the TRS); and (4) decrease the threshold at which Center City Funding is required to post additional cash collateral in accordance with the margin requirements of the TRS in the event of depreciation in the value of the loans underlying the TRS.

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

Citibank may terminate the TRS from any time on or after June 26, 2016. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 26, 2016 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2016. Such monthly payments equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.50% per annum. If the TRS had been terminated as of December 31, 2015, Center City Funding would have been required to pay an early termination fee of approximately $2,440, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of December 31, 2015 and 2014, the fair value of the TRS was $(25,927) and $(5,368), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2015, Center City Funding had selected 51 underlying loans with a total notional amount of $394,680 and posted $118,000 in cash collateral held by Citibank (of which only $91,174 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2014, Center City Funding had selected 51 underlying loans with a total notional amount of $292,409 and posted $85,500 in cash collateral held by Citibank (of which only $77,272 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$7,872	$7,616	$(256)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,338	7,240	(98)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,969	(431)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,877	5,737	(140)
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,270	13,129	(141)
AqGen Ascensus, Inc.(5)	Diversified Financials	L+450	1.0%	12/5/22	830	821	(9)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,900	4,875	(25)
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,713	6,850	(2,863)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,781	7,854	73
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,583	(297)
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	1,865	1,855	(10)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,373	11,344	(29)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.2%		3/1/17	9,628	9,094	(534)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.0%		3/1/17	4,481	4,243	(238)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,892	5,557	(335)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,400	(450)
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	11,879	11,938	59
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	6,040	5,680	(360)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,286	10,999	(287)
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,537	8,656	119
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,284	5,965	(319)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,422	8,401	(21)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,566	3,101	(3,465)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,620	33
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	965	947	(18)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,383	4,304	(2,079)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,823	12,473	(1,350)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	9,021	8,657	(364)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,220	(219)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,953	9,586	(367)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,281	2,953	(328)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,200	(312)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,058	4,681	(1,377)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,983	6,524	(3,459)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,930	6,721	(209)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	26,327	24,046	(2,281)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,092	12,013	(1,079)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	12,766	12,756	(10)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	2,708	2,705	(3)
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,727	7,940	(1,787)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,647	1,551	(1,096)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,100	(112)
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,513	(387)
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,332	1,215	(117)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	6,682	6,209	(473)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,606	16,077	(529)
SRAM, LLC	Consumer Durables & Apparel	L+300	1.0%	4/10/20	1,655	1,643	(12)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	7,647	7,569	(78)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	2,995	(55)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	25,553	24,522	(1,031)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,567	(310)

Total					$394,680	$365,214	(29,466)

		Total TRS Accrued Income and Liabilities:					3,539

			Total TRS Fair Value:				$(25,927)

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, three-month LIBOR was 0.61%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

(5)	Security is an unfunded commitment.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, the three month LIBOR was 0.26%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Interest is payable monthly in arrears. Burholme Funding will be required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the BNP facility has not been utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

In connection with the BNP facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP financing agreements contain the following customary events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts of the Company or Burholme Funding; (b) any change in BNPP’s interpretation of applicable law that, in the reasonable opinion of counsel to BNPP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy by the Company or Burholme Funding; (d) specified material reductions in the Company or Burholme Funding’s net asset value; (e) any change in the Company’s fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FSIC III Advisor otherwise ceases to act as the Company’s investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

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

As of December 31, 2015 and 2014, $155,755 and $87,100, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$1,635	$106
Non-usage fees	382	66
Amortization of deferred financing costs	260	40

Total interest expense	$2,277	$212

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$1,861	$59
Average borrowings under the facility(2)	$112,589	$64,736
Effective interest rate on borrowings (including the effect of non-usage fees)	1.87%	1.42%
Weighted average interest rate (including the effect of non-usage fees)	1.77%	2.18%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

Borrowings under the Deutsche Bank credit facility are subject to compliance with a borrowing base, and the amount of funds advanced to Dunlap Funding varies depending upon the types of assets in Dunlap Funding’s portfolio.

The occurrence of certain events described as “Investment Manager Events of Default” in the loan financing and servicing agreement which governs the Deutsche Bank credit facility triggers (i) a requirement that Dunlap Funding obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Dunlap Funding to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by the Company, and other events with respect to Dunlap Funding, us or GDFM, that are adverse to Deutsche Bank and the other secured parties under the Deutsche Bank credit facility.

In connection with the Deutsche Bank credit facility, Dunlap Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Deutsche Bank credit facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Dunlap Funding or us; (d) a change of control of Dunlap Funding; (e) the failure of Dunlap Funding to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition contained in the Deutsche Bank credit facility is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Deutsche Bank credit facility immediately due and payable. During the continuation of an event of default, Dunlap Funding must pay interest at a default rate.

As of December 31, 2015 and 2014, $250,000 and $25,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,923 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $2,314 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$4,385	$27
Non-usage and make whole fees(1)	209	109
Amortization of deferred financing costs	586	23

Total interest expense	$5,180	$159

(1)	Dunlap Funding was subject to a make whole fee for the year ended December 31, 2014 as a result of the level of its utilization of the Deutsche Bank credit facility during such period and, accordingly, Dunlap Funding accrued such fee. Due to increased utilization of the Deutsche Bank credit facility during the year ended December 31, 2015, Dunlap Funding was not subject to the make whole fee during such period and, as a result, the accrual of such fee was reversed during the period.

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$3,282	$—
Average borrowings under the facility(2)	$153,833	$25,000
Effective interest rate on borrowings (including the effect of non-usage and administration fees)(3)	2.79%	4.98%
Weighted average interest rate (including the effect of non-usage and administration fees)(3)	2.95%	8.41%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

(3)	Excludes the effect of the make-whole fee. During the year ended December 31, 2014, the Company recorded a make-whole fee of $54.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding, entered into a senior-secured term loan credit facility, or the JPM credit facility, with JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. On March 1, 2016, Jefferson Square Funding entered into an amendment

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under the JPM credit facility by $50,000 to $350,000, plus an option, with the consent of Jefferson Square Funding, JPM, as administrative agent, and the lenders at the time, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016 and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%.

The Company may contribute cash, loans or bonds to Jefferson Square Funding from time to time, subject to certain restrictions set forth in the JPM credit facility, and will retain a residual interest in any assets contributed through its ownership of Jefferson Square Funding or will receive fair market value for any assets sold to Jefferson Square Funding. Jefferson Square Funding may purchase additional assets from various sources. Jefferson Square Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Jefferson Square Funding’s obligations to JPM under the JPM credit facility are secured by a first priority security interest in substantially all of the assets of Jefferson Square Funding, including its portfolio of assets. The obligations of Jefferson Square Funding under the JPM credit facility are non-recourse to the Company, and the Company’s exposure under the JPM credit facility is limited to the value of the Company’s investment in Jefferson Square Funding.

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.50% per annum as of December 31, 2015. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

Borrowings under the JPM credit facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances to Jefferson Square Funding by the lenders minus the amount of principal and certain interest proceeds in Jefferson Square Funding’s accounts is less than or equal to fifty-five percent (55%) of the net asset value of Jefferson Square Funding’s portfolio of assets.

In connection with the JPM credit facility, Jefferson Square Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal payment when due or any other payments under the JPM credit facility within two business days of when due; (b) the insolvency or bankruptcy of Jefferson Square Funding or the Company; (c) a change of control of Jefferson Square Funding shall have occurred; (d) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent; and (e) GDFM or an affiliate thereof ceases to be the Company’s investment sub-adviser. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM credit facility immediately due and payable.

The occurrence of events of default (as described above) or events defined as “Coverage Events” in the loan agreement governing the JPM credit facility triggers (i) a requirement that Jefferson Square Funding obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets and (ii) certain rights of JPM to direct Jefferson Square Funding to enter into sales or dispositions with respect to any portfolio assets, in each case, in JPM’s sole discretion.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2015, $300,000 was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $144 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of December 31, 2015, $125 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense for the JPM credit facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$3,597
Non-usage fees	124
Amortization of deferred financing costs	19

Total interest expense	$3,740

For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$1,947
Average borrowings under the facility(2)	$194,103
Effective interest rate on borrowings (including the effect of non-usage fees)	2.82%
Weighted average interest rate (including the effect of non-usage fees)	2.90%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.

(2)	Average borrowings are calculated for the period since the Company commenced borrowing thereunder to December 31, 2015.

Borrowings of Jefferson Square Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Goldman Facility

On June 18, 2015, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Germantown Funding and Society Hill Funding, entered into a debt financing arrangement with Goldman pursuant to which up to $300,000 is available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternative arrangements.

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

Society Hill Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than July 15, 2019. The repurchase price paid by Society Hill Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Up until November 15, 2015, financing fees were accrued on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees have accrued, and will continue to accrue, on $300,000 (even if the aggregate purchase price paid for Notes purchased by Goldman at that time is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to July 15, 2019 due to an event of default or the failure of Germantown Funding to commit to sell any underlying assets that become defaulted obligations within 30 days, then Society Hill Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through July 15, 2019 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

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

Under the Goldman facility, Society Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman facility contains events of default customary for similar financing transactions, including: (a) failure to transfer the Notes to Goldman on the applicable purchase date or repurchase the Notes from Goldman on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Society Hill Funding; and (e) the admission by Society Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Goldman facility.

In connection with the Notes and the Indenture, Germantown Funding also entered into (i) an Amended and Restated Investment Management Agreement with the Company, as investment manager, dated as of June 18, 2015 (the “Management Agreement”), pursuant to which the Company will manage the assets of Germantown Funding; and (ii) a Collateral Administration Agreement with Virtus Group, LP or Virtus, as collateral administrator, dated as of June 18, 2015, pursuant to which Virtus will perform certain administrative services with respect to the assets of Germantown Funding.

As of December 31, 2015, Notes in an aggregate principal amount of $482,000 had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $289,200. Society Hill Funding intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $18,000 in principal amount of Notes (assuming Germantown Funding issues the maximum amount of Notes). The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of December 31, 2015, Society Hill Funding’s liability under the Goldman facility was $289,200, plus $1,714 of accrued interest expense. The Notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of December 31, 2015, the fair value of assets held by Germantown Funding was $570,514.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2015, $1,408 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense for the Goldman facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$1,714
Amortization of deferred financing costs	182

Total interest expense	$1,896

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$200,553
Effective interest rate on borrowings	2.87%
Weighted average interest rate	3.27%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings are calculated for the period since the Company commenced borrowing thereunder to December 31, 2015.

Borrowings under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Capital One Credit Facility

On August 13, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Chestnut Hill Funding, entered into a revolving credit facility, or the Capital One credit facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian under the Capital One credit facility. The Capital One credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

The Company may contribute cash or loans to Chestnut Hill Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Chestnut Hill Funding or will receive fair market value for any assets sold to Chestnut Hill Funding. Chestnut Hill Funding may purchase additional assets from various sources. Chestnut Hill Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Chestnut Hill Funding’s obligations to Capital One under the Capital One credit facility are secured by a first priority security interest in substantially all of the assets of Chestnut Hill Funding, including its portfolio of assets. The obligations of Chestnut Hill Funding under the Capital One credit facility are non-recourse to the Company, and the Company’s exposure under the Capital One credit facility is limited to the value of the Company’s investment in Chestnut Hill Funding.

Borrowings under the Capital One credit facility accrue interest at a rate equal to LIBOR for each 1-month, 2-month or 3-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Chestnut Hill Funding will be subject to (a) a non-usage fee to the extent it has not borrowed the aggregate principal amount available under the Capital One credit facility and (b) beginning February 13, 2016, a make-whole fee to the extent it has borrowed less than 60% of the aggregate principal amount available under the Capital One credit facility. Any amounts borrowed under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the Capital One credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Chestnut Hill Funding varies depending upon the types of assets in Chestnut Hill Funding’s portfolio.

In connection with the Capital One credit facility, Chestnut Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Capital One credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal, interest or other payments after any applicable grace period; (b) a cross-default to other indebtedness of Chestnut Hill Funding or the Company; (c) the occurrence of a bankruptcy event with respect to the Company. Chestnut Hill Funding, FSIC III Advisor or GDFM; (d) the Company’s failure to maintain an asset coverage ratio of greater than or equal to 2:1; (e) the Company’s failure to have a net asset value of at least $200,000; (f) a borrowing base deficiency that is not cured in accordance with the terms of the Capital One credit facility; (g) a change of control; (h) the resignation or removal of FSIC III Advisor, GDFM or the Company as collateral manager; and (i) the failure of Chestnut Hill Funding to maintain a trailing six-months interest coverage ratio of at least 1.5:1. Upon the occurrence and during the continuation of an event of default, Capital One and/or the requisite lenders may declare the outstanding advances and all other obligations under the Capital One credit facility immediately due and payable. During the continuation of an event of default, Chestnut Hill Funding must pay interest at a default rate.

Upon the occurrence and during the continuance of certain events described as “Facility Amortization Events” in the loan and security agreement governing the Capital One credit facility, Capital One and/or the requisite lenders may elect to suspend Chestnut Hill Funding’s right to borrow under the Capital One credit facility and apply all income on Chestnut Hill Funding’s portfolio assets to prepay the outstanding principal amount under the Capital One credit facility.

As of December 31, 2015, $94,700 was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of December 31, 2015, $1,277 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense for the Capital One credit facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$412
Non-usage fees	136
Amortization of deferred financing costs	105

Total interest expense	$653

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$53,034
Effective interest rate on borrowings (including the effect of non-usage fees)	3.13%
Weighted average interest rate (including the effect of non-usage fees)	4.00%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings are calculated for the period since the Company commenced borrowing thereunder to December 31, 2015.

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

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2015 and 2014:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2014	$327,237	3.58	—	N/A
2015	$1,393,161	2.36	—	N/A

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage (continued)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015 and 2014. The Company has omitted the financial highlights for the period from June 7, 2013 (Inception) to December 31, 2013 since the Company did not have investment operations as of December 31, 2013.

	Year Ended December 31,
	2015	2014
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$9.00
Results of operations(2)
Net investment income	0.65	0.45
Net realized and unrealized appreciation (depreciation) on investments and total return swap	(1.16)	(0.62)

Net decrease in net assets resulting from operations	(0.51)	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.70)	(0.52)
Distributions from net realized gain on investments	—	0.00

Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.52)

Capital share transactions
Issuance of common stock(4)	0.47	0.47
Offering costs(2)	(0.04)	(0.11)
Payments to investment adviser for offering and organization costs(2)	—	(0.09)
Capital contributions of investment adviser(2)	—	0.05

Net increase in net assets resulting from capital share transactions	0.43	0.32

Net asset value, end of period	$7.85	$8.63

Shares outstanding, end of period	241,270,590	97,578,402

Total return(5)	(0.93)%	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$1,895,042	$842,577

Ratio of net investment income to average net assets(6)	7.65%	5.10%

Ratio of operating expenses and excise taxes to average net assets(6)	5.65%	2.56%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(0.93)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.24%	—

Ratio of total operating expenses and excise taxes to average net assets(6)	5.89%	1.63%

Portfolio turnover	26.01%	31.24%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,393,161	$327,237

Asset coverage per unit(7)	2.36	3.58

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the year ended December 31, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	Weighted average net assets during the year ended December 31, 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Ratio of subordinated income incentive fees to average net assets	1.40%	—
Ratio of interest expense to average net assets	0.95%	0.10%
Ratio of excise taxes to average net assets	0.01%	—

(7)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$77,982	$53,756	$39,296	$24,215
Operating expenses
Operating expenses and excise taxes	35,439	22,629	15,053	8,292
Add: Expense recoupment to sponsor	218	1,601	1,328	322

Total operating expenses and excise taxes	35,657	24,230	16,381	8,614

Net investment income	42,325	29,526	22,915	15,601
Realized and unrealized gain (loss)	(105,970)	(104,678)	1,351	12,166

Net increase (decrease) in net assets resulting from operations	$(63,645)	$(75,152)	$24,266	$27,767

Per share information-basic and diluted
Net investment income	$0.19	$0.16	$0.15	$0.14

Net increase (decrease) in net assets resulting from operations	$(0.28)	$(0.40)	$0.16	$0.24

Weighted average shares outstanding	223,775,579	190,004,740	152,764,784	113,611,308

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$16,486	$7,563	$1,006	$—
Operating expenses
Total operating expenses	5,683	2,499	1,284	64
Less: Expense reimbursement from sponsor	(598)	(1,760)	(1,111)	—

Net expenses	5,085	739	173	64

Net investment income	11,401	6,824	833	(64)
Realized and unrealized gain (loss)	(23,151)	(4,398)	1,411	—

Net increase (decrease) in net assets resulting from operations	$(11,750)	$2,426	$2,244	$(64)

Per share information-basic and diluted
Net investment income	$0.15	$0.18	$0.11	$(2.88)

Net increase (decrease) in net assets resulting from operations	$(0.15)	$0.07	$0.29	$(2.88)

Weighted average shares outstanding	77,380,901	37,199,253	7,648,067	22,222

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited) (continued)

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2015 and 2014. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 13. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 114.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Management’s Report on Internal Control Over Financial Reporting	113

Report of Independent Registered Public Accounting Firm	114

Report of Independent Registered Public Accounting Firm	115

Consolidated Balance Sheets as of December 31, 2015 and 2014	116

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013	117

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013	118

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013	119

Consolidated Schedules of Investments as of December 31, 2015 and 2014	120

Notes to Consolidated Financial Statements	133

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.16	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.17	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.20	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.21*	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.22	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.23	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.24	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.25*	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager.

10.26	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.27	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.28	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.29*	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent.

10.30	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.31*	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent.

10.32	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.33	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.34	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016.)

10.35	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.36	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.37	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.38	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.39	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.40	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.41	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.42	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.43	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.44	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

21.1*	Subsidiaries of FS Investment Corporation III.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Date: March 11, 2016	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2016	/s/ MICHAEL C. FORMAN Michael C. Forman President and Chief Executive Officer and Director

Date: March 11, 2016	/s/ MICHAEL LAWSON Michael Lawson Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 11, 2016	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 11, 2016	/s/ JAMES W. BROWN James W. Brown Director

Date: March 11, 2016	/s/ BRIAN R. FORD Brian R. Ford Director

Date: March 11, 2016	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 11, 2016	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 11, 2016	/s/ DANIEL J. HILFERTY III Daniel J. Hilferty III Director

Date: March 11, 2016	/s/ STEVEN D. IRWIN Steven D. Irwin Director

Date: March 11, 2016	/s/ ROBERT N.C. NIX, III Robert N.C. Nix, III Director

Date: March 11, 2016	/s/ PETER G. STANLEY Peter G. Stanley Director