Form 10-Q
period 2016-03-31
FS Investment Corp III
filed 2016-05-13
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 259,816,896 shares of the registrant’s common stock outstanding as of May 3, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (amortized cost—$3,050,743 and $2,934,525, respectively)	$2,843,933	$2,744,630
Cash	207,186	142,393
Due from counterparty	133,000	118,000
Receivable for investments sold and repaid	7,763	3,696
Interest receivable	27,201	22,451
Receivable for common stock purchased	1,153	20,189
Deferred financing costs	3,351	3,591
Deferred offering costs	1,100	—
Receivable due on total return swap(1)	1,551	1,830
Prepaid expenses and other assets	131	173

Total assets	$3,226,369	$3,056,953

Liabilities
Unrealized depreciation on total return swap(1)	$23,983	$25,927
Payable for investments purchased	14,550	7,546
Repurchase agreement payable (net of deferred financing costs of $1,309 and $1,408, respectively)(2)	287,891	287,792
Credit facilities payable (net of deferred financing costs of $267 and $125, respectively)	849,533	800,330
Stockholder distributions payable	—	88
Management fees payable	15,590	14,011
Subordinated income incentive fees payable(3)	5,647	11,825
Expense recoupment payable to sponsor(4)	—	218
Administrative services expense payable	553	755
Interest payable	6,982	5,753
Directors’ fees payable	234	207
Other accrued expenses and liabilities	4,784	7,459

Total liabilities	1,209,747	1,161,911

Commitments and contingencies(5)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 258,971,756 and 241,270,590 shares issued and outstanding, respectively	259	241
Capital in excess of par value	2,269,718	2,128,529
Accumulated net realized losses on investments and total return swap(6)	(25,607)	(24,135)
Accumulated undistributed net investment income(6)	3,045	6,229
Net unrealized appreciation (depreciation) on investments and total return swap	(230,793)	(215,822)

Total stockholders’ equity	2,016,622	1,895,042

Total liabilities and stockholders’ equity	$3,226,369	$3,056,953

Net asset value per share of common stock at period end	$7.79	$7.85

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(5)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Investment income
Interest income	$72,093	$21,388
Fee income	1,183	2,827

Total investment income	73,276	24,215

Operating expenses
Management fees	15,590	6,076
Subordinated income incentive fees(1)	5,647	—
Administrative services expenses	574	270
Stock transfer agent fees	446	304
Accounting and administrative fees	246	112
Interest expense	8,458	1,034
Directors’ fees	251	190
Offering cost	100	—
Other general and administrative expenses	1,082	306

Operating expenses	32,394	8,292
Add: Expense recoupment to sponsor(2)	—	322

Total operating expenses	32,394	8,614

Net investment income	40,882	15,601

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(5,828)	534
Net realized gain (loss) on total return swap(3)	4,356	3,159
Net change in unrealized appreciation (depreciation) on investments	(16,915)	1,495
Net change in unrealized appreciation (depreciation) on total return swap(3)	1,944	6,978

Total net realized and unrealized gain (loss) on investments and total return swap	(16,443)	12,166

Net increase (decrease) in net assets resulting from operations	$24,439	$27,767

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.10	$0.24

Weighted average shares outstanding	252,692,204	113,611,308

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operations
Net investment income	$40,882	$15,601
Net realized gain (loss) on investments and total return swap(1)	(1,472)	3,693
Net change in unrealized appreciation (depreciation) on investments	(16,915)	1,495
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,944	6,978

Net increase (decrease) in net assets resulting from operations	24,439	27,767

Stockholder distributions(2)
Distributions from net investment income	(44,066)	(19,173)
Distributions from net realized gain on investments	—	(519)

Net decrease in net assets resulting from stockholder distributions	(44,066)	(19,692)

Capital share transactions(3)
Issuance of common stock	122,266	286,897
Reinvestment of stockholder distributions	23,578	5,930
Repurchases of common stock	(4,637)	(148)
Offering costs	—	(1,200)

Net increase in net assets resulting from capital share transactions	141,207	291,479

Total increase in net assets	121,580	299,554
Net assets at beginning of period	1,895,042	842,577

Net assets at end of period	$2,016,622	$1,142,131

Accumulated undistributed (distributions in excess of) net investment income(2)	$3,045	$(4,171)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,439	$27,767
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(191,016)	(345,353)
Paid-in-kind interest	(3,333)	(179)
Proceeds from sales and repayments of investments	75,584	14,486
Net realized (gain) loss on investments	5,828	(534)
Net change in unrealized (appreciation) depreciation on investments	16,915	(1,495)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,944)	(6,978)
Accretion of discount	(3,281)	(1,399)
Amortization of deferred financing costs	368	178
Amortization of deferred offering costs	100	—
(Increase) decrease in due from counterparty	(15,000)	(10,000)
(Increase) decrease in receivable for investments sold and repaid	(4,067)	(331)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	598
(Increase) decrease in interest receivable	(4,750)	(5,454)
(Increase) decrease in receivable due on total return swap(1)	279	(127)
(Increase) decrease in prepaid expenses and other assets	42	(103)
Increase (decrease) in payable for investments purchased	7,004	(12,323)
Increase (decrease) in management fees payable	1,579	2,312
Increase (decrease) in expense recoupment payable to sponsor(2)	(218)	322
Increase (decrease) in subordinated income incentive fees payable	(6,178)	—
Increase (decrease) in administrative services expense payable	(202)	(42)
Increase (decrease) in interest payable	1,229	550
Increase (decrease) in directors’ fees payable	27	45
Increase (decrease) in other accrued expenses and liabilities	(2,675)	(161)

Net cash used in operating activities	(99,270)	(338,221)

Cash flows from financing activities
Issuance of common stock	141,302	308,981
Reinvestment of stockholder distributions	23,578	5,930
Repurchases of common stock	(4,637)	(148)
Offering costs incurred	(1,200)	(1,200)
Stockholder distributions	(44,154)	(11,378)
Borrowings under credit facilities(3)	49,345	80,600
Borrowings under repurchase agreement(4)	—	—
Deferred financing costs paid	(171)	(1,176)

Net cash provided by financing activities	164,063	381,609

Total increase (decrease) in cash	64,793	43,388
Cash at beginning of period	142,393	204,480

Cash at end of period	$207,186	$247,868

Supplemental disclosure of non-cash financing activities
Local taxes paid	$260	$13

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2016 and 2015, the Company paid $4,897 and $306, respectively, in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2016 and 2015, the Company paid $1,964 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.7%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$23,292	$23,475	$23,292
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	109,708	109,708	109,708
Acision Finance LLC	(f)(i)	Software & Services	L+975	1.0%	12/15/18	27,118	26,308	26,846
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	498
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	498
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+813	1.0%	12/18/21	133,500	133,500	133,500
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+750	1.0%	12/18/21	26,700	26,700	26,700
Allen Systems Group, Inc.		Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	15,932	15,932	16,249
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,974	1,974	1,955
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	1,151	1,151	1,139
AqGen Ascensus, Inc.	(h)	Diversified Financials	L+450	1.0%	12/5/22	4,694	4,424	4,553
AqGen Ascensus, Inc.	(h)(l)	Diversified Financials	L+450	1.0%	12/5/22	294	277	285
Aspect Software, Inc.		Software & Services	L+750, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	18,684	18,645	38,469
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+806	1.0%	5/8/19	28,000	28,000	27,580
Atlas Aerospace LLC	(l)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,507
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,925	9,792	9,826
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,563	34,563	34,563
BenefitMall Holdings, Inc.	(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,727
Blue Coat Holdings, Inc.	(l)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	2,002
Blueprint Sub, Inc.		Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(l)	Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(f)(g)(h)	Software & Services	L+750	1.0%	5/7/21	70,424	70,424	69,896
Blueprint Sub, Inc.	(l)	Software & Services	L+750	1.0%	5/7/21	9,211	9,211	9,141
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Brock Holdings III, Inc.	(k)	Energy	L+450	1.5%	3/16/17	4,000	3,762	3,832
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,589	10,905	4,346
Caesars Entertainment Operating Co., Inc.	(f)(j)(m)	Consumer Services	5.4%		3/1/17	5,223	5,090	4,598
Caesars Entertainment Operating Co., Inc.	(f)(j)(m)	Consumer Services	6.2%		3/1/17	1,649	1,613	1,462
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	13,489	12,563
CITGO Holding, Inc.	(f)	Energy	L+850	1.0%	5/12/18	9,049	8,679	9,069
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,289	12,542	11,859

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	$16,873	$16,199	$15,691
Fairway Group Acquisition Co.	(i)	Food & Staples Retailing	L+400	1.0%	8/17/18	5,405	4,931	3,630
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,710	1,710	1,710
Greystone Bridge Manager LLC	(j)	Diversified Financials	L+1050		5/1/20	52,787	53,012	51,731
Greystone Bridge Manager LLC	(j)	Diversified Financials	L+1100		5/1/20	10,298	10,298	10,106
Greystone Bridge Manager LLC	(j)(l)	Diversified Financials	L+1100		5/1/20	39,702	39,702	38,959
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+808	1.0%	3/26/21	9,000	9,000	9,000
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,214
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,000
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,270	6,270	6,270
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	6,966	6,966	6,896
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	83,500	83,500	82,665
JMC Acquisition Merger Corp.	(l)	Capital Goods	L+750	1.0%	11/6/21	15,127	15,127	14,976
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	11,700	11,010	11,115
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	44,100
Mood Media Corp.	(f)(j)	Media	L+600	1.0%	5/1/19	357	355	334
Murray Energy Corp.	(i)	Energy	L+650	1.0%	4/16/20	10,264	10,006	5,296
Navistar, Inc.	(j)	Capital Goods	L+550	1.0%	8/7/20	5,985	5,245	5,495
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	2,348	2,348	2,348
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	8,832	8,832	8,832
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+843	1.0%	4/27/21	84,472	84,472	85,739
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,850	14,594	11,212
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,818	14,818	14,522
Pittsburgh Glass Works, LLC	(f)(g)(h)(i)	Automobiles & Components	L+912	1.0%	11/25/21	91,924	91,924	96,520
Polymer Additives, Inc.	(f)(i)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,299
Presidio LLC	(h)	Software & Services	7.0%		2/1/19	11,700	11,131	11,890
Production Resource Group, LLC	(f)(i)	Media	L+750	1.0%	7/23/19	52,500	52,370	51,187
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	18,031	16,660	17,039
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+842	1.0%	11/25/21	154,000	154,000	153,230
Reddy Ice Corp.	(i)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,204	4,722	4,388
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	103,688	103,688	103,947
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+804	1.0%	9/25/21	116,900	116,900	113,685
Sequential Brands Group, Inc.	(f)(g)(h)(i)(j)	Consumer Durables & Apparel	L+825		12/4/21	130,000	130,000	124,800
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,434	1,413	1,432

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	$2,500	$2,500	$2,483
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,937	4,919	4,937
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	3,270	473
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+550	1.0%	3/14/22	3,129	3,062	3,106
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	11,754	11,254	11,637
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,775
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	25,065	23,442	22,224
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	13,936	13,696	13,936
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,400	17,400	17,400
TierPoint, LLC	(h)(k)	Software & Services	L+450	1.0%	12/2/21	3,657	3,584	3,598
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+747	1.0%	9/16/21	147,000	147,000	148,654
TTM Technologies, Inc.	(h)(j)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	2,298	2,133	2,186
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	13,107	13,107	13,042
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	756	753	473
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	38,955
Warren Resources, Inc.	(g)(n)	Energy	L+850	1.0%	5/22/20	29,675	29,675	23,888
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	31,617	31,617	32,091
Waste Pro USA, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	2,000	2,000	2,030
Weight Watchers International, Inc.	(i)(j)	Consumer Services	L+300		4/2/16	24,241	23,798	23,902
Winchester Electronics Corp.	(g)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,813
Winchester Electronics Corp.	(g)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,382
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/9/21	50,394	50,394	50,520
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/9/21	10,892	10,892	10,919

Total Senior Secured Loans—First Lien							2,253,348	2,236,279
Unfunded Loan Commitments							(286,123)	(286,123)

Net Senior Secured Loans—First Lien							1,967,225	1,950,156

Senior Secured Loans—Second Lien—13.4%
AdvancePierre Foods, Inc.		Food, Beverage & Tobacco	L+825	1.3%	10/10/17	11,450	11,340	11,407
Alison US LLC	(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,168	5,196
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	260
Arena Energy, LP		Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,237

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	$675	$672	$638
Atlas Resource Partners, L.P.	(g)	Energy	L+900	1.0%	2/23/20	33,000	32,190	26,648
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,685	23,375
BlackBrush Oil & Gas, L.P.	(i)	Energy	L+650	1.0%	7/30/21	8,850	8,797	6,851
BRG Sports, Inc.	(g)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,543	3,562
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,336	3,336	3,303
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	10,000	9,863	8,975
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	916	597
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,136	1,034
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,459	14,493
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,242	780
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,167	14,641
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,542	2,336
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,310	1,080
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,526	7,500
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,003	3,898
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,008	1,499
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,375	1,926
MD America Energy, LLC	(i)	Energy	L+850	1.0%	8/4/19	8,298	7,993	6,368
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,900
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,148	24,258	21,431
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,485	5,336
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	12,000	11,899	9,900
Printpack Holdings, Inc.	(g)	Materials	L+875	1.0%	5/28/21	10,000	9,839	9,750
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,937	32,375
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+950	1.0%	3/13/23	24,875	23,954	24,254
Templar Energy LLC	(n)	Energy	L+750	1.0%	11/25/20	5,351	4,649	602
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	577
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	2,000

Total Senior Secured Loans—Second Lien							315,142	270,729

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—2.5%
American Energy—Woodford, LLC	(e)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	$2,788	$2,022	$571
Aspect Software, Inc.	(m)(n)	Software & Services	10.6%		5/15/17	22,645	21,257	657
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	36,124	30,830	10,792
Comstock Resources, Inc.	(e)	Energy	10.0%		3/15/20	2,500	2,500	1,237
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,897	8,299
Lightstream Resources Ltd.	(j)	Energy	9.9%		6/15/19	5,377	5,376	4,664
Logan’s Roadhouse, Inc.	(e)(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,776	7,318
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	753	413
SandRidge Energy, Inc.	(e)(m)(n)	Energy	8.8%		6/1/20	11,700	11,675	2,866
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,423	10,874
Tembec Industries Inc.	(e)(j)(r)	Materials	9.0%		12/15/19	3,715	3,715	2,587

Total Senior Secured Bonds							110,224	50,278

Subordinated Debt—24.4%
Algeco Scotsman Global Finance Plc	(e)(j)(r)	Commercial & Professional Services	10.8%		10/15/19	11,100	9,520	3,302
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	714	262
AMC Networks, Inc.	(j)	Media	5.0%		4/1/24	3,540	3,540	3,549
Atlas Energy Holdings Operating Co., LLC	(e)	Energy	7.8%		1/15/21	1,000	737	138
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,830	5,225
Blue Coat Holdings, Inc.	(e)	Technology Hardware & Equipment	8.4%		6/1/23	2,000	2,002	2,063
Builders FirstSource, Inc.	(e)(j)	Capital Goods	10.8%		8/15/23	7,850	7,850	7,924
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,231	7,040
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,121	17,627
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	34,184	33,017	29,484
Ceridian HCM Holding Inc.	(e)(k)(r)	Commercial & Professional Services	11.0%		3/15/21	75,389	75,436	70,960
Coveris Holdings S.A.	(e)(j)(k)	Materials	10.0%		6/1/18	14,854	13,147	14,464
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	8,993	4,699
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,917	570
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,158	6,770

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$654	$654	$654
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,155	4,155	4,155
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	859	859	859
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	808	808	808
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	53,696	53,696	53,696
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	8,782	8,782	8,782
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	4,599	4,599	4,599
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	11,244	11,244	11,244
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,519	16,890
Navistar International Corp.	(e)(j)(r)	Capital Goods	8.3%		11/1/21	30,655	28,095	22,800
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	60,957	51,000
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,014	1,894
P.F. Chang’s China Bistro, Inc.	(e)(r)	Consumer Services	10.3%		6/30/20	63,695	64,165	57,883
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	30,050	29,936	27,007
Production Resource Group, LLC	(e)	Media	8.9%		5/1/19	22,740	19,084	15,577
Scientific Games International, Inc.	(e)(j)	Consumer Services	8.1%		9/15/18	6,163	4,948	5,250
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,417	8,893
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,168	8,805
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,169	1,379
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,877
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,231	5,803

Total Subordinated Debt							570,988	491,932

Collateralized Securities—0.4%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	684	649
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	13.2%		1/25/27	8,310	7,327	6,774

Total Collateralized Securities							8,011	7,423

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.6%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials	33,163	$875	$875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	13
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	1,277
Altus Power America Holdings, LLC, Preferred Equity		Energy	658,092	656	1,152
Altus Power America Management, LLC, Class B Units	(m)(q)	Energy	83	—	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	34,609,684	34,610	34,610
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	3,300
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	173,554	174	286
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,068
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,057	6,750
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	801
Sunnova Energy Corp., Preferred Equity	(m)	Energy	818,140	4,355	4,352
Sunnova Energy Corp., Common Equity	(m)	Energy	577,085	2,166	3,070
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	8,861

Total Equity/Other				79,153	73,415

TOTAL INVESTMENTS—141.0%				$3,050,743	2,843,933

LIABILITIES IN EXCESS OF OTHER ASSETS—(41.0%)					(827,311)

NET ASSETS—100.0%					$2,016,622

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)		$418,814		$(23,983)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.63% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

(e)	Security or portion thereof held within Burholme Funding LLC, or Burholme Funding, and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC, or Jefferson Square Funding, and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association, or JPM (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC, or Chestnut Hill Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC, or Germantown Funding, and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC, or Society Hill Funding, pursuant to an indenture with Citibank, N.A., or Citibank, as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2016, 83.5% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.1% of the Company’s total assets represented qualifying assets as of March 31, 2016.

(k)	Position or portion thereof unsettled as of March 31, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of March 31, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of March 31, 2016 the fair value of securities rehypothecated by BNPP was $117,806.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	$16,915	$16,217	$15,942
Fairway Group Acquisition Co.	(i)	Food & Staples Retailing	L+400	1.0%	8/17/18	5,405	4,890	4,360
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,722
Greystone Bridge Manager LLC	(j)	Diversified Financials	L+1050		5/1/20	47,140	47,379	46,197
Greystone Bridge Manager LLC	(j)(l)	Diversified Financials	L+1050		5/1/20	5,647	5,647	5,534
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+809	1.0%	3/26/21	9,000	9,000	8,910
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,182
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,000
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,314
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	6,977	6,977	6,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	83,500	83,500	83,500
JMC Acquisition Merger Corp.	(l)	Capital Goods	L+750	1.0%	11/6/21	15,127	15,127	15,127
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	11,850	11,120	11,198
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	44,100
Mood Media Corp.	(f)(j)	Media	L+600	1.0%	5/1/19	358	355	341
Murray Energy Corp.	(i)	Energy	L+650	1.0%	4/16/20	10,292	10,019	6,631
Navistar, Inc.	(j)(k)	Capital Goods	L+550	1.0%	8/7/20	6,000	5,230	5,315
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,888	14,621	12,282
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,856	14,856	14,708
Pittsburgh Glass Works, LLC	(f)(g)(h)(i)	Automobiles & Components	L+916	1.0%	11/25/21	91,924	91,924	91,924
Polymer Additives, Inc.	(f)(i)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,299
Production Resource Group, LLC	(f)(i)	Media	L+750	1.0%	7/23/19	52,500	52,362	53,025
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	12,091	11,179	11,789
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+842	1.0%	11/25/21	154,000	154,000	154,104
Reddy Ice Corp.	(i)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,217	4,703	4,303
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	104,344	104,344	104,020
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+804	1.0%	9/25/21	116,900	116,900	115,439
Sequential Brands Group, Inc.	(f)(h)(i)(j)	Consumer Durables & Apparel	L+825		12/4/21	130,000	130,000	128,700
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,476	1,453	1,409
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,950	4,931	4,962

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sports Authority, Inc.	(f)	Retailing	L+600	1.5%	11/16/17	$3,263	$3,270	$1,069
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+550	1.0%	3/14/22	3,137	3,067	3,051
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	13,521	12,925	13,488
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,705
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	25,065	23,322	21,869
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	21,651	21,239	21,164
Sunnova Asset Portfolio 5 Holdings, LLC	(l)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	620	620	606
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+747	1.0%	9/16/21	147,000	147,000	145,714
TTM Technologies, Inc.	(h)(j)(k)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	2,500	2,316	2,269
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	13,309	13,309	13,309
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	758	755	522
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,723
Warren Resources, Inc.	(g)	Energy	L+850	1.0%	5/22/20	29,675	29,675	24,185
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,360	30,360	30,815
Waste Pro USA, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,383
Weight Watchers International, Inc.	(i)(j)	Consumer Services	L+300		4/2/16	24,241	23,375	23,881
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,814
Winchester Electronics Corp.	(g)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,382
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/9/21	50,394	50,394	50,333
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/9/21	10,892	10,892	10,879

Total Senior Secured Loans—First Lien							2,176,032	2,146,328
Unfunded Loan Commitments							(267,776)	(267,776)

Net Senior Secured Loans—First Lien							1,908,256	1,878,552

Senior Secured Loans—Second Lien—14.0%
AdvancePierre Foods, Inc.		Food, Beverage & Tobacco	L+825	1.3%	10/10/17	894	904	880
Alison US LLC	(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,162	5,191
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	156
Arena Energy, LP		Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	671	669	601

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Atlas Resource Partners, L.P.	(g)	Energy	L+900	1.0%	2/23/20	$33,000	$32,150	$26,395
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,652	23,750
BlackBrush Oil & Gas, L.P.	(i)	Energy	L+650	1.0%	7/30/21	8,850	8,795	7,094
BRG Sports, Inc.	(g)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,543	3,277
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	3,333	3,333	3,267
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	10,000	9,858	9,500
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	913	665
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,135	1,097
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,408	15,385
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,230	848
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,162	14,750
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,542	2,427
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,254	931
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,516	9,525
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,733
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,008	1,798
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,363	2,374
MD America Energy, LLC	(i)	Energy	L+850	1.0%	8/4/19	8,298	7,975	6,942
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,849
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,318	24,433	20,184
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,482	5,475
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	12,000	11,896	11,100
Printpack Holdings, Inc.	(g)	Materials	L+875	1.0%	5/28/21	10,000	9,833	9,750
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	27,000	26,882	27,135
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+950	1.0%	3/13/23	24,875	23,924	24,005
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,619	606
Ultima US Holdings LLC	(j)	Capital Goods	L+850	1.0%	12/31/20	3,000	2,980	2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	834
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,940

Total Senior Secured Loans—Second Lien							297,474	264,261

Senior Secured Bonds—4.0%
American Energy—Woodford, LLC	(e)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,788	2,022	397

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	$22,645	$21,097	$18,597
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	36,124	30,644	12,373
Comstock Resources, Inc.	(e)(r)	Energy	10.0%		3/15/20	2,500	2,500	1,153
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,851	9,915
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	3,500	3,500	2,428
Lightstream Resources Ltd.	(j)	Energy	9.9%		6/15/19	5,377	5,376	4,489
Logan’s Roadhouse, Inc.	(e)(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,523	8,913
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	754	297
SandRidge Energy, Inc.	(e)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,407	11,044
Tembec Industries Inc.	(e)(j)(r)	Materials	9.0%		12/15/19	3,715	3,715	2,419

Total Senior Secured Bonds							113,064	75,597

Subordinated Debt—23.8%
Algeco Scotsman Global Finance Plc	(e)(j)(r)	Commercial & Professional Services	10.8%		10/15/19	11,100	9,435	4,346
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	697	334
Atlas Energy Holdings Operating Co., LLC	(e)	Energy	7.8%		1/15/21	1,000	728	200
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,821	6,737
Builders FirstSource, Inc.	(e)(j)	Capital Goods	10.8%		8/15/23	7,850	7,850	7,796
Calumet Specialty Products Partners, L.P.	(j)	Energy	7.8%		4/15/23	10,300	10,228	9,015
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,112	18,372
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	28,184	27,774	26,810
Ceridian HCM Holding Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	70,139	71,107	55,410
Communications Sales & Leasing, Inc.	(e)(j)(r)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	8,990	4,415
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,901	1,070
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,155	6,099
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$828	$828	$828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	51,713	51,713	51,713
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	8,458	8,458	8,458
Greatbatch Ltd.	(e)(j)	Health Care Equipment & Services	9.1%		11/1/23	1,900	1,900	1,883
Jupiter Resources Inc.	(e)(j)(r)	Energy	8.5%		10/1/22	31,850	28,426	12,780
Kenan Advantage Group, Inc.	(e)	Transportation	7.9%		7/31/23	10,780	10,780	10,645
Legacy Reserves LP	(e)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	1,000	865	201
Navistar International Corp.	(e)(j)(r)	Capital Goods	8.3%		11/1/21	33,585	30,899	22,723
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,502	50,188
Northern Oil and Gas, Inc.	(e)(r)	Energy	8.0%		6/1/20	3,150	3,008	2,099
P.F. Chang’s China Bistro, Inc.	(e)(r)	Consumer Services	10.3%		6/30/20	63,695	64,210	53,066
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	30,050	29,934	28,848
Production Resource Group, LLC	(e)	Media	8.9%		5/1/19	22,740	18,853	16,970
Scientific Games International, Inc.	(e)(j)	Consumer Services	8.1%		9/15/18	6,163	4,850	4,554
Sorenson Communications, Inc.		Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,432	9,345
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	11,042	9,984
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(e)(j)(r)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,208	7,251

Total Subordinated Debt							539,488	451,694

Collateralized Securities—0.4%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	684	664
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	13.6%		1/25/27	8,310	7,497	6,943

Total Collateralized Securities							8,181	7,607

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2016, the Company had seven wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds an interest in non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2016. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock. Historically, the Company has charged offering costs against capital in excess of par value on its consolidated balance sheets. Following recent discussions with the Staff of the Division of Investment Management of the SEC, the Company has decided to change its accounting treatment of offering costs and defer and amortize such costs to expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 4).

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in financial statements. Under pre-existing guidance, debt issuance costs were recognized as a deferred charge and presented as an asset on the balance sheet. ASU 2015-03 requires that debt issuance costs

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs for its repurchase agreement and term loan credit facility. ASU 2015-03 affects the presentation and disclosure of such costs in the Company’s financial statements. There is no change to the Company’s recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, unchanged from its prior method of disclosure.

Comparative financial statements of prior interim periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	15,286,391	$132,258	32,189,403	$316,481
Reinvestment of Distributions	2,984,057	23,578	665,454	5,930

Total Gross Proceeds	18,270,448	155,836	32,854,857	322,411
Commissions and Dealer Manager Fees	—	(9,992)	—	(29,584)

Net Proceeds to Company	18,270,448	145,844	32,854,857	292,827
Share Repurchase Program	(569,282)	(4,637)	(16,692)	(148)

Net Proceeds to Company from Share Transactions	17,701,166	$141,207	32,838,165	$292,679

Status of Continuous Public Offering

Since commencing its continuous public offering and through May 3, 2016, the Company has issued 260,770,323 shares of common stock for gross proceeds of $2,513,354. As of May 3, 2016, the Company had raised total gross proceeds of $2,525,341, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the three months ended March 31, 2016 and 2015, the Company issued 18,270,448 and 32,854,857 shares of common stock for gross proceeds of $155,836 and $322,411 at an average price per share of $8.53 and $9.81, respectively. The gross proceeds received during the three months ended March 31, 2016 and 2015, include reinvested stockholder distributions of $23,578 and $5,930 for which the Company issued 2,984,057 and 665,454 shares of common stock, respectively. During the period from April 1, 2016 to May 3, 2016, the Company issued 1,888,086 shares of common stock for gross proceeds of $15,048 at an average price per share of $7.97.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $9,992 and $29,584 for the three months ended March 31, 2016 and 2015, respectively.

The Company is currently offering shares of its common stock pursuant to its continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as Advisors, and to certain affiliated investors who purchase through FS2 Capital Partners, LLC, or FS2, the dealer manager for the continuous public offering. Sales of shares of the Company’s common stock through Advisors is referred to herein as the Institutional Channel. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in the Company’s continuous public offering.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company currently intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to the institutional offering price in effect on the date of repurchase (which price is equal to 90% of what the public offering price per share in the IBD Channel would have been on the date of repurchase had the Company not closed the offering to investors investing through the IBD Channel in February 2016). In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.865	$148
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	$8.145	$4,637

On April 6, 2016, the Company repurchased 1,042,946 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $7.875 per share for aggregate consideration totaling $8,213.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Management fees are paid on a quarterly basis in arrears. FSIC III Advisor has agreed, effective in February 2017 (one year following the IBD Channel closing), to waive a portion of the base management fee so that the fee received equals 1.75% of the Company’s average weekly gross assets.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized to expense over twelve months (see Note 2).

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the three months ended March 31, 2016, Franklin Square Holdings did not fund any of the Company’s offering and organization costs. As of March 31, 2016, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$15,590	$6,076
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,647	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$574	$270
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$962	$597
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,961	$5,524

(1)	During the three months ended March 31, 2016 and 2015, $0 and $598, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $14,011 and $3,166, respectively, in net base management fees were paid to FSIC III Advisor. As of March 31, 2016, $15,590 in base management fees were payable to FSIC III Advisor.
(2)	During the three months ended March 31, 2016 and 2015, $11,825 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of March 31, 2016, a subordinated incentive fee on income of $5,647 was payable to FSIC III Advisor.
(3)	During the three months ended March 31, 2016 and 2015, $538 and $235, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $776 and $312 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2016 and 2015, respectively.
(4)	During the three months ended March 31, 2016 and 2015, the Company incurred offering costs of $1,200 and $1,200, respectively, of which $962 and $597, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(5)

Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees reflected for the three months ended March 31, 2016 represent fees retained by FS2 prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of May 3, 2016, the Company has issued an aggregate of 1,830,245 shares of common stock for aggregate proceeds of $16,602 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g. where price is the only negotiated term).

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

As of December 31, 2015, there were no reimbursements payable to the Company from Franklin Square Holdings. During the three months ended March 31, 2016, the Company did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the three months ended March 31, 2016, the Company did not receive any cash reimbursements from Franklin Square Holdings. As of March 31, 2016, the Company had no reimbursements due from Franklin Square Holdings.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the three months ended March 31, 2016, the Company paid $218 in expense recoupments to Franklin Square Holdings. As of March 31, 2016, the Company did not have any additional amount of expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the three months ended March 31, 2016 and 2015, FS Trust did not purchase any shares of the Company’s common stock.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692
Fiscal 2016
March 31, 2016	$0.1750	$44,066

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On March 7, 2016 and May 9, 2016, the Company’s board of directors declared regular weekly cash distributions for April 2016 through June 2016 and July 2016 through September 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to the institutional offering price in effect on the date of issuance (which price is equal to 90% of what the public offering price per share in the IBD Channel would have been as of the date of issuance had the Company not closed the offering to investors investing through the IBD Channel in February 2016). Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities and will be made after deducting the fees and expenses payable in connection with the Company’s continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the three months ended March 31, 2016 and 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	44,066	100%	19,173	97%
Short-term capital gains proceeds from the sale of assets	—	—	519	3%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$44,066	100%	$19,692	100%

(1)	During the three months ended March 31, 2016 and 2015, 91.5% and 93.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 4.0% and 5.8%, respectively, was attributable to non-cash accretion of discount and 4.5% and 0.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $45,324 and $19,173, respectively. As of March 31, 2016 and December 31, 2015, the Company had $10,209 and $8,951, respectively, of undistributed net investment income on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
GAAP-basis net investment income	$40,882	$15,601
Tax-basis deferral and amortization of organization costs	(4)	(4)
Reclassification of unamortized original issue discount and prepayment fees	(425)	(18)
Tax-basis net investment income portion of total return swap payments	4,005	3,192
Accretion of discount on total return swap	743	398
Other miscellaneous differences	123	4

Tax-basis net investment income	$45,324	$19,173

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

As of March 31, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$10,209	$8,951
Unamortized organization costs	(219)	(223)
Capital loss carryover(1)	(29,089)	(24,037)
Net unrealized appreciation (depreciation) on investments and total return swap(2)	(234,133)	(218,419)

Total	$(253,232)	$(233,728)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $27,159 and $1,930, respectively.
(2)	As of March 31, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and TRS was $35,097 and $4,582, respectively. As of March 31, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and TRS was $269,230 and $223,001, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,054,083 and $2,937,122 as of March 31, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(234,133) and $(218,419) as of March 31, 2016 and December 31, 2015, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,967,225	$1,950,156	69%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	315,142	270,729	9%	297,474	264,261	10%
Senior Secured Bonds	110,224	50,278	2%	113,064	75,597	3%
Subordinated Debt	570,988	491,932	17%	539,488	451,694	17%
Collateralized Securities	8,011	7,423	0%	8,181	7,607	0%
Equity/Other	79,153	73,415	3%	68,062	66,919	2%

Total	$3,050,743	$2,843,933	100%	$2,934,525	$2,744,630	100%

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $418,814 and $389,841, respectively, as of March 31, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,317,958	$2,276,465	71%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	383,223	334,261	10%	358,215	321,479	10%
Senior Secured Bonds	110,224	50,278	2%	113,064	75,597	3%
Subordinated Debt	570,988	491,932	15%	539,488	451,694	15%
Collateralized Securities	8,011	7,423	0%	8,181	7,607	0%
Equity/Other	79,153	73,415	2%	68,062	66,919	2%

Total	$3,469,557	$3,233,774	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $286,123, one unfunded commitment to purchase up to $384 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded debtor in possession, or DIP, investment in Aspect Software, Inc. with an unfunded commitment of $1,388. As of December 31, 2015, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2016 and audited consolidated schedule of investments as of December 31, 2015.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$133,075	5%	$128,407	5%
Capital Goods	272,819	10%	277,975	10%
Commercial & Professional Services	321,475	11%	274,662	10%
Consumer Durables & Apparel	143,769	5%	147,483	5%
Consumer Services	244,365	9%	237,666	9%
Diversified Financials	154,995	5%	131,049	5%
Energy	232,585	8%	224,961	8%
Food & Staples Retailing	3,630	0%	4,360	0%
Food, Beverage & Tobacco	15,795	1%	5,183	0%
Health Care Equipment & Services	396,073	14%	398,856	15%
Insurance	5,803	0%	7,251	0%
Materials	122,967	4%	108,964	4%
Media	80,402	3%	83,112	3%
Real Estate	—	—	1,707	0%
Retailing	32,848	1%	28,204	1%
Semiconductors & Semiconductor Equipment	8,299	0%	9,915	0%
Software & Services	417,349	15%	406,231	15%
Technology Hardware & Equipment	49,019	2%	48,513	2%
Telecommunication Services	40,395	1%	41,293	1%
Transportation	168,270	6%	178,838	7%

Total	$2,843,933	100%	$2,744,630	100%

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of March 31, 2016 and December 31, 2015, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2016 (Unaudited)		December 31, 2015
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$801	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	2,843,132	(23,983)	2,744,630	(25,927)

Total	$2,843,933	$(23,983)	$2,744,630	$(25,927)

The Company’s investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-six senior secured loan investments, three senior secured bond investments and nine subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of March 31, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services

The Company’s investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty senior secured loan investments, two senior secured bond investments and seven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2015, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the three months ended March 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	1,389	309	661	1,092	(170)	—	3,281
Net realized gain (loss)	75	18	(1,157)	(4,764)	—	—	(5,828)
Net change in unrealized appreciation (depreciation)	12,635	(11,200)	(22,479)	8,738	(14)	(4,539)	(16,859)
Purchases	84,947	20,505	4,549	69,924	—	11,091	191,016
Paid-in-kind interest	418	6	—	2,909	—	—	3,333
Sales and redemptions	(27,860)	(3,170)	(6,893)	(37,661)	—	—	(75,584)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(857)	(857)

Fair value at end of period	$1,950,156	$270,729	$50,278	$491,932	$7,423	$72,614	$2,843,132

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,451	$(11,254)	$(25,372)	$914	$(14)	$(5,436)	$(30,711)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	There was one transfer from Level 3 to Level 1 during the three months ended March 31, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

	For the Three Months Ended March 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	284	159	330	626	—	—	1,399
Net realized gain (loss)	365	—	—	169	—	—	534
Net change in unrealized appreciation (depreciation)	1,482	(1,014)	213	2,639	(39)	(1,786)	1,495
Purchases	175,962	79,513	38,816	50,844	—	218	345,353
Paid-in-kind interest	179	—	—	—	—	—	179
Sales and redemptions	(9,005)	—	—	(5,481)	—	—	(14,486)
Net transfers in or out of Level 3	—	—	—	—		—	—

Fair value at end of period	$447,544	$249,173	$82,448	$228,975	$8,868	$13,271	$1,030,279

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,329	$(1,014)	$213	$2,502	$(39)	$(1,786)	$1,205

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at March 31, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,498,668	Market Comparables	Market Yield (%)	5.5% - 15.3%	9.7%
	182,169	Other(2)	Other	N/A	N/A
	269,319	Market Quotes	Indicative Dealer Quotes	12.5% - 100.6%	92.7%
Senior Secured Loans—Second Lien	50,726	Market Comparables	Market Yield (%)	8.0% - 19.7%	16.2%
	220,003	Market Quotes	Indicative Dealer Quotes	3.3% - 101.0%	88.4%
Senior Secured Bonds	11,983	Market Comparables	Market Yield (%)	14.8% - 15.8%	15.3%
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
	656	Other(2)	Other	N/A	N/A
	37,639	Market Quotes	Indicative Dealer Quotes	19.5% - 93.0%	58.9%
Subordinated Debt	51,000	Market Comparables	Market Yield (%)	14.8% - 15.3%	15.0%
	84,797	Other(2)	Other	N/A	N/A
	356,135	Market Quotes	Indicative Dealer Quotes	13.8% - 103.3%	84.0%
Collateralized Securities	7,423	Market Quotes	Indicative Dealer Quotes	81.5% - 88.8%	82.2%
Equity/Other	28,268	Market Comparables	EBITDA Multiples (x)	5.0x - 16.2x	11.4x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 40.0%	40.0%
	44,346	Other(2)	Other	N/A	N/A

Total	$2,843,132

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,447,825	Market Comparables	Market Yield (%)	5.5% - 16.0%	9.9%
	8,342	Other(2)	Other	N/A	N/A
	288,385	Market Quotes	Indicative Dealer Quotes	30.0% - 102.0%	93.8%
	134,000	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	50,864	Market Comparables	Market Yield (%)	10.5% - 19.9%	16.3%
	213,397	Market Quotes	Indicative Dealer Quotes	1.8% - 101.0%	92.0%
Senior Secured Bonds	13,402	Market Comparables	Market Yield (%)	16.0% - 31.5%	25.1%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	62,195	Market Quotes	Indicative Dealer Quotes	14.0% - 94.4%	68.7%
Subordinated Debt	50,187	Market Comparables	Market Yield (%)	13.3% - 13.8%	13.5%
	66,443	Other(2)	Other	N/A	N/A
	335,064	Market Quotes	Indicative Dealer Quotes	19.9% - 104.1%	80.8%
Collateralized Securities	7,607	Market Quotes	Indicative Dealer Quotes	83.5% - 91.0%	84.2%
Equity/Other	29,401	Market Comparables	EBITDA Multiples (x)	5.8x - 14.3x	9.7x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	41.6%
	37,518	Other(2)	Other	N/A	N/A

Total	$2,744,630

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$418,814	$81,186	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$137,700	$62,300	December 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.69%	$350,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$289,200	$10,800	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$112,100	$37,900	August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in each case, in whole or in part, upon prior written notice to the other party.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment to the senior-secured term loan credit facility with JPM to, among other things, provide Jefferson Square Funding with the option, subject to certain consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 prior to April 30, 2016. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 to $400,000.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $1,099,458 and 2.91%, respectively. As of March 31, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.98%.

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

Citibank may terminate the TRS from any time on or after June 26, 2016. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 26, 2016 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 26, 2016. Such monthly payments equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.50% per annum. If the TRS had been terminated as of March 31, 2016, Center City Funding would have been required to pay an early termination fee of approximately $965, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of March 31, 2016 and December 31, 2015, the fair value of the TRS was $(23,983) and $(25,927), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2016, Center City Funding had selected 54 underlying loans with a total notional amount of $418,814 and posted $133,000 in cash collateral held by Citibank (of which only $91,588 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2015, Center City Funding had selected 51 underlying loans with a total notional amount of $394,680 and posted $118,000 in cash collateral held by Citibank (of which only $91,174 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

The following is a summary of the underlying loans subject to the TRS as of March 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$10,797	$10,649	$(148)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	7,320	7,074	(246)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,987	(413)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,862	5,799	(63)
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,237	13,589	352
AqGen Ascensus, Inc.(5)	Diversified Financials	L+450	1.0%	12/5/22	829	851	22
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,888	4,888	—
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,684	6,575	(3,109)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,762	7,808	46
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	3,724	3,789	65
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,346	11,366	20
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.4%		3/1/17	9,628	9,458	(170)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.2%		3/1/17	4,481	4,401	(80)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,877	5,582	(295)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	8,775	(1,075)
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	13,219	14,853	1,634
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	6,025	5,942	(83)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,257	11,287	30
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,516	8,757	241
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,279	5,837	(442)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,401	8,374	(27)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,550	3,014	(3,536)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,587	—
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	962	947	(15)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,367	4,342	(2,025)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,823	10,315	(3,508)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,999	8,749	(250)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	2,625	(814)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,928	9,477	(451)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,273	2,913	(360)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	1,750	(762)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,037	4,086	(1,951)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,956	5,194	(4,762)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,913	6,739	(174)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	26,261	24,898	(1,363)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,000	12,887	(113)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	11,744	11,734	(10)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	$2,701	$2,689	$(12)
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,702	7,326	(2,376)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,640	1,336	(1,304)
Petco Animal Supplies, Inc.	Retailing	L+500		1/26/23	4,900	4,993	93
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	1,941	(271)
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,329	1,237	(92)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	6,494	6,421	(73)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,564	15,568	(996)
SRAM, LLC	Consumer Durables & Apparel	L+300	1.0%	4/10/20	1,647	1,643	(4)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	12,791	12,929	138
Stardust Finance Holdings, Inc.(3)	Materials	L+950	1.0%	3/13/23	9,407	9,377	(30)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	3,057	7
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,469	4,463	(6)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	25,800	26,287	487
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	1,750	1,837	87
Western Digital Corp.(3)	Technology Hardware & Equipment	L+550	0.8%	3/30/23	7,748	7,885	137
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	3,954	(923)

Total					$418,814	$389,841	(28,973)

			Total TRS Accrued Income and Liabilities:				4,990

			Total TRS Fair Value:				$(23,983)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, three-month LIBOR was 0.63%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is non-income producing.
(5)	Security is an unfunded commitment.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$7,872	$7,616	$(256)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,338	7,240	(98)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,969	(431)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,877	5,737	(140)
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,270	13,129	(141)
AqGen Ascensus, Inc.(5)	Diversified Financials	L+450	1.0%	12/5/22	830	821	(9)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,900	4,875	(25)
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,713	6,850	(2,863)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,781	7,854	73
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,583	(297)
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	1,865	1,855	(10)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,373	11,344	(29)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.2%		3/1/17	9,628	9,094	(534)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.0%		3/1/17	4,481	4,243	(238)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,892	5,557	(335)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,400	(450)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	$11,879	$11,938	$59
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	6,040	5,680	(360)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,286	10,999	(287)
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,537	8,656	119
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,284	5,965	(319)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,422	8,401	(21)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,566	3,101	(3,465)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,620	33
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	965	947	(18)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,383	4,304	(2,079)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,823	12,473	(1,350)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	9,021	8,657	(364)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,220	(219)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,953	9,586	(367)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,281	2,953	(328)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,200	(312)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,058	4,681	(1,377)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,983	6,524	(3,459)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,930	6,721	(209)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	26,327	24,046	(2,281)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,092	12,013	(1,079)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	12,766	12,756	(10)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	2,708	2,705	(3)
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,727	7,940	(1,787)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,647	1,551	(1,096)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,100	(112)
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,513	(387)
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,332	1,215	(117)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	6,682	6,209	(473)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,606	16,077	(529)
SRAM, LLC	Consumer Durables & Apparel	L+300	1.0%	4/10/20	1,655	1,643	(12)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	7,647	7,569	(78)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	2,995	(55)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	25,553	24,522	(1,031)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,567	(310)

Total					$394,680	$365,214	(29,466)

			Total TRS Accrued Income and Liabilities:				3,539

			Total TRS Fair Value:				$(25,927)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, three-month LIBOR was 0.61%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is non-income producing.
(5)	Security is an unfunded commitment.

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

As of March 31, 2016 and December 31, 2015, $137,700 and $155,755, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, all of the deferred financing costs have been amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$620	$297
Non-usage fees	80	47
Amortization of deferred financing costs	—	62

Total interest expense	$700	$406

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$485	$306
Average borrowings under the facility	$142,211	$87,100
Effective interest rate on borrowings (including the effect of non-usage fees)	1.98%	2.08%
Weighted average interest rate (including the effect of non-usage fees)	1.95%	1.58%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

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

As of March 31, 2016 and December 31, 2015, $250,000 and $250,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,938 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $2,143 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$1,798	$458
Non-usage and make whole fees	—	54
Amortization of deferred financing costs	186	116

Total interest expense	$1,984	$628

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,729	$—
Average borrowings under the facility	$250,000	$67,126
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	2.82%	3.40%
Weighted average interest rate (including the effect of non-usage and administration fees)	2.85%	3.05%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding, entered into a senior-secured term loan credit facility, or the JPM credit facility, with JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under the JPM credit facility by $50,000 to $350,000, plus an option, with the consent of Jefferson Square Funding, JPM, as administrative agent, and the lenders at the time, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016 and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%. On March 1, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 to $400,000.

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

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.69% per annum as of March 31, 2016. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

As of March 31, 2016 and December 31, 2015, $350,000 and $300,000, respectively, was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of March 31, 2016, $267 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016, the components of total interest expense for the JPM credit facility were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$2,524
Amortization of deferred financing costs	14

Total interest expense	$2,538

For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	$2,103
Average borrowings under the facility	$317,033
Effective interest rate on borrowings (including the effect of non-usage fees)	3.31%
Weighted average interest rate (including the effect of non-usage fees)	3.15%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.

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

As of March 31, 2016 and December 31, 2015, Notes in an aggregate principal amount of $482,000 and $482,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $289,200 and $289,200, respectively. Society Hill Funding intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $18,000 in principal amount of Notes (assuming Germantown Funding issues the maximum amount of Notes). The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of March 31, 2016 and December 31, 2015, Society Hill Funding’s liability under the Goldman facility was $289,200 and $289,200, respectively, plus $2,003 and $1,714, respectively, of accrued interest expense. The Notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of March 31, 2016 and December 31, 2015, the fair value of assets held by Germantown Funding was $556,744 and $570,514, respectively.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of March 31, 2016, $1,309 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016, the components of total interest expense for the Goldman facility were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$2,253
Amortization of deferred financing costs	99

Total interest expense	$2,352

For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	$1,964
Average borrowings under the facility	$289,200
Effective interest rate on borrowings	3.12%
Weighted average interest rate	3.08%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016.

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

Borrowings under the Capital One credit facility accrue interest at a rate equal to LIBOR for each 1-month, 2-month or 3-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Chestnut Hill Funding is subject to (a) a non-usage fee to the extent it has not borrowed the aggregate principal amount available under the Capital One credit facility and (b) beginning February 13, 2016, a make-whole fee to the extent it has borrowed less than 60% of the aggregate principal amount available under the Capital One credit facility. Any amounts borrowed under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

As of March 31, 2016 and December 31, 2015, $112,100 and $94,700, respectively, was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of March 31, 2016, $1,208 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016, the components of total interest expense for the Capital One credit facility were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$769
Non-usage fees	46
Amortization of deferred financing costs	69

Total interest expense	$884

For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	$580
Average borrowings under the facility	$101,014
Effective interest rate on borrowings (including the effect of non-usage fees)	3.13%
Weighted average interest rate (including the effect of non-usage fees)	3.19%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and the year ended December 31, 2015.

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$7.85	$8.63
Results of operations(2)
Net investment income	0.16	0.65
Net realized and unrealized appreciation (depreciation) on investments and total return swap	(0.06)	(1.16)

Net increase (decrease) in net assets resulting from operations	0.10	(0.51)

Stockholder distributions(3)
Distributions from net investment income	(0.18)	(0.70)
Distributions from net realized gain on investments	—	0.00

Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.70)

Capital share transactions
Issuance of common stock(4)	0.02	0.47
Repurchases of common stock(5)	—	—
Offering costs(2)	—	(0.04)

Net increase in net assets resulting from capital share transactions	0.02	0.43

Net asset value, end of period	$7.79	$7.85

Shares outstanding, end of period	258,971,756	241,270,590

Total return(6)	1.53%	(0.93)%

Ratio/Supplemental Data:
Net assets, end of period	$2,016,622	$1,895,042

Ratio of net investment income to average net assets(7)	2.11%	7.65%

Ratio of operating expenses and excise taxes to average net assets(7)	1.67%	5.65%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	0.24%

Ratio of total operating expenses and excise taxes to average net assets(7)	1.67%	5.89%

Portfolio turnover(8)	2.74%	26.01%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,464,649	$1,393,161

Asset coverage per unit(9)	2.38	2.36

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock to net asset value is less than $0.01 per share during each period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	0.29%	1.40%
Ratio of interest expense to average net assets	0.44%	0.95%
Ratio of offering costs to average net assets	0.01%	—
Ratio of excise taxes to average net assets	—	0.01%

(8)	Portfolio turnover for the three months ended March 31, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

In addition, our relationship with GSO Capital Partners LP, the parent of GDFM, and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, there were no reimbursements payable to us from Franklin Square Holdings. During the three months ended March 31, 2016, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the three months ended March 31, 2016, we did not receive any cash reimbursements from Franklin Square Holdings. As of March 31, 2016, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of March 31, 2016, we did not have any expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended March 31, 2016 and for the Year Ended December 31, 2015

During the three months ended March 31, 2016, we made investments in portfolio companies totaling $191,016. During the same period, we sold investments for proceeds of $57,603 and received principal repayments of $17,981. As of March 31, 2016, our investment portfolio, with a total fair value of $2,843,933 (69% in first lien senior secured loans, 9% in second lien senior secured loans, 2% in senior secured bonds, 17% in subordinated debt, 0% in collateralized securities and 3% in equity/other), consisted of interests in 130 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $198.9 million. As of March 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.4% of par and our estimated gross portfolio yield, prior to leverage, was 9.5% based upon the amortized cost of our investments. For the three months ended March 31, 2016, our total return was 1.53%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of March 31, 2016 and our institutional offering price of $7.88 per share as of such date, the annualized distribution rate to stockholders as of March 31, 2016 was 8.88%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of March 31, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2016 and the year ended December 31, 2015:

Net Investment Activity	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Purchases	$191,016	$2,647,079
Sales and Redemptions	(75,584)	(419,262)

Net Portfolio Activity	$115,432	$2,227,817

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$84,947	44%	$1,748,636	66%
Senior Secured Loans—Second Lien	20,505	11%	196,803	8%
Senior Secured Bonds	4,549	2%	111,984	4%
Subordinated Debt	69,924	37%	537,531	20%
Collateralized Securities	—	—	—	—
Equity/Other	11,091	6%	52,125	2%

Total	$191,016	100%	$2,647,079	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,967,225	$1,950,156	69%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	315,142	270,729	9%	297,474	264,261	10%
Senior Secured Bonds	110,224	50,278	2%	113,064	75,597	3%
Subordinated Debt	570,988	491,932	17%	539,488	451,694	17%
Collateralized Securities	8,011	7,423	0%	8,181	7,607	0%
Equity/Other	79,153	73,415	3%	68,062	66,919	2%

Total	$3,050,743	$2,843,933	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $418,814 and $389,841, respectively, as of March 31, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,317,958	$2,276,465	71%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	383,223	334,261	10%	358,215	321,479	10%
Senior Secured Bonds	110,224	50,278	2%	113,064	75,597	3%
Subordinated Debt	570,988	491,932	15%	539,488	451,694	15%
Collateralized Securities	8,011	7,423	0%	8,181	7,607	0%
Equity/Other	79,153	73,415	2%	68,062	66,919	2%

Total	$3,469,557	$3,233,774	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Number of Portfolio Companies	130	130
% Variable Rate (based on fair value)	76.2%	76.8%
% Fixed Rate (based on fair value)	21.3%	20.8%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	2.5%	2.4%
Average Annual EBITDA of Portfolio Companies	$198,900	$212,800
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.4%	97.5%
% of Investments on Non-Accrual (based on fair value)	1.0%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.5%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2016 and year ended December 31, 2015:

New Direct Originations	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Total Commitments (including unfunded commitments)	$102,348	$1,938,513
Exited Investments (including partial paydowns)	(12,442)	(92,663)

Net Direct Originations	$89,906	$1,845,850

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$67,400	66%	$1,684,811	87%
Senior Secured Loans—Second Lien	—	—	100,204	5%
Senior Secured Bonds	—	—	16,059	1%
Subordinated Debt	21,773	21%	85,266	4%
Collateralized Securities	—	—	—	—
Equity/Other	13,175	13%	52,173	3%

Total	$102,348	100%	$1,938,513	100%

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$20,470	$46,155
Weighted Average Maturity for New Direct Originations	11/24/21	9/4/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.9%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.8%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.8%	9.8%

The following table presents certain selected information regarding our direct originations as of March 31, 2016 and December 31, 2015:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2016	December 31, 2015
Number of Portfolio Companies	48	47
Average Annual EBITDA of Portfolio Companies	$75,700	$77,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.7x
% of Investments on Non-Accrual (based on fair value)	1.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.6%	9.7%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,951,433	68%	$1,890,092	69%
Opportunistic	617,433	22%	571,815	21%
Broadly Syndicated/Other	275,067	10%	282,723	10%

Total	$2,843,933	100%	$2,744,630	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$133,075	5%	$128,407	5%
Capital Goods	272,819	10%	277,975	10%
Commercial & Professional Services	321,475	11%	274,662	10%
Consumer Durables & Apparel	143,769	5%	147,483	5%
Consumer Services	244,365	9%	237,666	9%
Diversified Financials	154,995	5%	131,049	5%
Energy	232,585	8%	224,961	8%
Food & Staples Retailing	3,630	0%	4,360	0%
Food, Beverage & Tobacco	15,795	1%	5,183	0%
Health Care Equipment & Services	396,073	14%	398,856	15%
Insurance	5,803	0%	7,251	0%
Materials	122,967	4%	108,964	4%
Media	80,402	3%	83,112	3%
Real Estate	—	—	1,707	0%
Retailing	32,848	1%	28,204	1%
Semiconductors & Semiconductor Equipment	8,299	0%	9,915	0%
Software & Services	417,349	15%	406,231	15%
Technology Hardware & Equipment	49,019	2%	48,513	2%
Telecommunication Services	40,395	1%	41,293	1%
Transportation	168,270	6%	178,838	7%

Total	$2,843,933	100%	$2,744,630	100%

As of March 31, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, we had twenty unfunded debt investments with aggregate unfunded commitments of $286,123, one unfunded commitment to purchase up to $384 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded debtor in possession, or DIP, investment in Aspect Software, Inc. with an unfunded commitment of $1,388. As of December 31, 2015, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2016 and our audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$164,366	6%	$32,097	1%
2	2,437,349	86%	2,460,811	90%
3	174,658	6%	174,729	6%
4	61,484	2%	70,246	3%
5	6,076	0%	6,747	0%

Total	$2,843,933	100%	$2,744,630	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

We generated investment income of $73,276 and $24,215 for the three months ended March 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt, collateralized securities and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $67,045 and $22,637 of cash income earned as well as $6,231 and $1,578 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2016 and 2015, we generated $72,093 and $21,388, respectively, of interest income, which represented 98.4% and 88.3%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended March 31, 2016 and 2015, we generated $1,183 and $2,827, respectively, of fee income, which represented 1.6% and 11.7%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the three months ended March 31, 2016 and 2015 were $32,394 and $8,614, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $15,590 and $6,076 for the three months ended March 31, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $574 and $270 for the three months ended March 31, 2016 and 2015, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2016 and 2015, we accrued a subordinated incentive fee on income of $5,647 and $0, respectively, based on the performance of the portfolio. During the three months ended March 31, 2016 and 2015, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $8,458 and $1,034 for the three months ended March 31, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended March 31, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $246 and $112, respectively, and fees and expenses incurred with our stock transfer agent totaled $446 and $304, respectively. Fees for our board of directors were $251 and $190 for the three months ended March 31, 2016 and 2015, respectively. Amortization of our deferred offering costs was $100 for the three months ended March 31, 2016. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $1,082 and $306 for the three months ended March 31, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended March 31,
	2016	2015
Expenses associated with our independent audit and related fees	$63	$68
Compensation of our chief compliance officer(1)	—	13
Legal fees	62	17
Printing fees	319	50
Other	638	158

Total	$1,082	$306

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended March 31, 2016 and 2015, the ratio of our operating expenses to our average net assets was 1.67% and 0.84%, respectively. During the three months ended March 31, 2015, the ratio of our total operating expenses to our average net assets, which includes $322 of expense recoupments payable to Franklin Square Holdings was 0.88%. During the three months ended March 31, 2016 and 2015, the ratio of our operating expenses to average net assets included $8,458 and $1,034, respectively, related to interest expense, $5,647 and $0, respectively, related to accruals for incentive fees and $100 and $0, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 0.94% and 0.77% for the three months ended March 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in future periods. During the three months ended March 31, 2016 and 2015, we paid $218 and $0, respectively, in expense recoupments to Franklin Square Holdings. During the three months ended March 31, 2016 and 2015, we accrued $0 and $322, respectively, for expense recoupments payable to Franklin Square Holdings. As of March 31, 2016, we did not have any expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $40,882 ($0.16 per share) and $15,601 ($0.14 per share) for the three months ended March 31, 2016 and 2015, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $57,603 and $17,981, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $5,828. We sold investments and received principal repayments of $13,284 and $1,202, respectively, during the three months ended March 31, 2015, from which we realized a net gain of $534. During the three months ended March 31, 2016 and 2015, we earned $4,356 and $3,159, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(16,915) and the net change in unrealized appreciation (depreciation) on our TRS was $1,944. For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $1,495 and the net change in unrealized appreciation (depreciation) on our TRS was $6,978. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2016 was primarily driven by volatility in the high yield markets impacting our senior secured bond positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2016 and 2015, the net increase in net assets resulting from operations was $24,439 ($0.10 per share) and $27,767 ($0.24 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2016, we had $207,186 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $133,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2016, we had $111,000 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of March 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2016, we had twenty debt investments with aggregate unfunded commitments of $286,123, one unfunded equity investment with an unfunded commitment of $384 and one unfunded DIP investment with an unfunded commitment of $1,388. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

During the three months ended March 31, 2016, we issued 18,270,448 shares of common stock for gross proceeds of $155,836 at an average price per share of $8.53. The gross proceeds received during the three months ended March 31, 2016 include reinvested stockholder distributions of $23,578 for which we issued 2,984,057 shares of common stock. The selling commissions and dealer manager fees related to the sale of our common stock was $9,992 for the three months ended March 31, 2016. This amount includes $1,961 in dealer manager fees retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through May 3, 2016, we have issued 260,770,323 shares of common stock for gross proceeds of $2,513,354. As of May 3, 2016, we had raised total gross proceeds of $2,525,341, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.865	$148
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	$8.145	$4,637

On April 6, 2016, we repurchased 1,042,946 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $7.875 per share for aggregate consideration totaling $8,213.

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

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$418,814	$81,186	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$137,700	$62,300	December 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.69%	$350,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$289,200	$10,800	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$112,100	$37,900	August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in each case, in whole or in part, upon prior written notice to the other party.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment to the senior-secured term loan credit facility with JPM to, among other things, provide Jefferson Square Funding with the option, subject to certain consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 prior to April 30, 2016. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 to $400,000.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $1,099,458 and 2.91%, respectively. As of March 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.98%.

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

Our first distribution was declared for stockholders of record as of April 8, 2014. Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2016 and 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692
Fiscal 2016
March 31, 2016	$0.1750	$44,066

On March 7, 2016 and May 9, 2016, our board of directors declared regular weekly cash distributions for April 2016 through June 2016 and July 2016 through September 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to the institutional offering price in effect on the date of issuance (which price is equal to 90% of what the public offering price per share in the IBD Channel would have been as of the date of issuance had we not closed the offering to investors investing through the IBD Channel in February 2016). Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	44,066	100%	19,173	97%
Short-term capital gains proceeds from the sale of assets	—	—	519	3%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$44,066	100%	$19,692	100%

(1)	During the three months ended March 31, 2016 and 2015, 91.5% and 93.5%, respectively, of our gross investment income was attributable to cash income earned, 4.0% and 5.8%, respectively, was attributable to non-cash accretion of discount and 4.5% and 0.7%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $45,324 and $19,173, respectively. As of March 31, 2016 and December 31, 2015, we had $10,209 and $8,951, respectively, of undistributed net investment income on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2016 and 2015.

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

Our investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-six senior secured loan investments, three senior secured bond investments and nine subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of March 31, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Offering Costs

Our offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock. Historically, we charged offering costs against capital in excess of par value on our consolidated balance sheets. Following recent discussions with the Staff of the Division of Investment Management of the SEC, we decided to change our accounting treatment of offering costs and defer and amortize such costs to expense over twelve months. We evaluated this change in accounting treatment of offering costs, which we implemented effective January 1, 2016, and determined that it did not have a material impact on our previously reported consolidated financial position, results of operations or cash flows. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2016 and 2015.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$137,700	$137,700	—	—	—
Deutsche Bank Credit Facility(2)	$250,000	—	—	$250,000	—
JPM Credit Facility(3)	$350,000	—	—	$350,000	—
Goldman Facility(4)	$289,200	$289,200	—	—	—
Capital One Credit Facility(5)	$112,100	—	—	$112,100	—

(1)	At March 31, 2016, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.
(2)	At March 31, 2016, $0 remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.
(3)	At March 31, 2016, $0 remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.
(4)	At March 31, 2016, $10,800 remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.
(5)	At March 31, 2016, $37,900 remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. FSIC III Advisor has agreed, effective in February 2017 (one year following the IBD Channel closing), to waive a portion of the base management fee so that the fee received equals 1.75% of our average weekly gross assets.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$15,590	$6,076
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,647	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$574	$270
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$962	$597
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,961	$5,524

(1)	During the three months ended March 31, 2016 and 2015, $0 and $598, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $14,011 and $3,166, respectively, in net base management fees were paid to FSIC III Advisor. As of March 31, 2016, $15,590 in base management fees were payable to FSIC III Advisor.
(2)	During the three months ended March 31, 2016 and 2015, $11,825 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of March 31, 2016, a subordinated incentive fee on income of $5,647 was payable to FSIC III Advisor.
(3)	During the three months ended March 31, 2016 and 2015, $538 and $235, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $776 and $312 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2016 and 2015, respectively.
(4)	During the three months ended March 31, 2016 and 2015, we incurred offering costs of $1,200 and $1,200, respectively, of which $962 and $597, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock.
(5)

Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering. The fees reflected for the three months ended March 31, 2016 represent fees retained by FS2 prior to the IBD Channel closing in February 2016.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands).

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 76.2% of our portfolio investments (based on fair value) paid variable interest rates, 21.3% paid fixed interest rates and 2.5% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$1,181	$(7,023)	$8,204	3.0%
No change	—	—	—	—
Up 100 basis points	13,349	10,805	2,544	0.9%
Up 300 basis points	57,816	32,415	25,401	9.2%
Up 500 basis points	102,331	54,024	48,307	17.5%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.50% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2016, 96.4% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
January 1 to January 31, 2016	569,282	$8.145	569,282	(1)
February 1 to February 29, 2016	—	—	—	—
March 1 to March 31, 2016	—	—	—	—

Total	569,282	$8.145	569,282	(1)

(1)	A description of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.16	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.17	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.20	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.21	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.22	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.23	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.24	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.25	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.25 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.26	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.27	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.28	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.29	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.30	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.31	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.32	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.33	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.34	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016.)
10.35	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.36	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.37	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.38	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.39	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.40	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.41	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.42	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.43	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.44	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)