Form 10-Q
period 2016-06-30
FS Investment Corp III
filed 2016-08-09
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 264,121,455 shares of the registrant’s common stock outstanding as of August 2, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,021,255 and $2,934,525, respectively)	$2,908,902	$2,744,630
Non-controlled/affiliated investments (amortized cost—$59,172 and $0, respectively)	61,807	—

Total investments, at fair value (amortized cost—$3,080,427 and $2,934,525, respectively)	2,970,709	2,744,630
Cash	322,207	142,393
Due from counterparty	133,000	118,000
Receivable for investments sold and repaid	6,778	3,696
Interest receivable	32,996	22,451
Receivable for common stock purchased	1,476	20,189
Deferred financing costs	3,095	3,591
Deferred offering costs	1,029	—
Receivable due on total return swap(1)	2,079	1,830
Prepaid expenses and other assets	87	173

Total assets	$3,473,456	$3,056,953

Liabilities
Unrealized depreciation on total return swap(1)	$10,850	$25,927
Payable for investments purchased	36,262	7,546
Repurchase agreement payable (net of deferred financing costs of $1,210 and $1,408, respectively)(2)	298,790	287,792
Credit facilities payable (net of deferred financing costs of $413 and $125, respectively)	937,287	800,330
Stockholder distributions payable	—	88
Management fees payable	16,757	14,011
Subordinated income incentive fees payable(3)	9,747	11,825
Expense recoupment payable to sponsor(4)	—	218
Administrative services expense payable	582	755
Interest payable	7,806	5,753
Directors’ fees payable	248	207
Other accrued expenses and liabilities	3,933	7,459

Total liabilities	1,322,262	1,161,911

Commitments and contingencies(5)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 263,545,428 and 241,270,590 shares issued and outstanding, respectively	264	241
Capital in excess of par value	2,306,607	2,128,529
Accumulated net realized losses on investments and total return swap(6)	(34,954)	(24,135)
Accumulated undistributed (distributions in excess of) net investment income(6)	(155)	6,229
Net unrealized appreciation (depreciation) on investments and total return swap	(120,568)	(215,822)

Total stockholders’ equity	2,151,194	1,895,042

Total liabilities and stockholders’ equity	$3,473,456	$3,056,953

Net asset value per share of common stock at period end	$8.16	$7.85

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(5)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$72,556	$31,906	$144,649	$53,294
Fee income	9,125	7,390	10,308	10,217
From non-controlled/affiliated investments:
Interest income	136	—	136	—
Fee income	199	—	199	—

Total investment income	82,016	39,296	155,292	63,511

Operating expenses
Management fees	16,757	8,669	32,347	14,745
Subordinated income incentive fees(1)	9,747	1,954	15,394	1,954
Administrative services expenses	773	719	1,347	989
Stock transfer agent fees	396	363	842	667
Accounting and administrative fees	247	177	493	289
Interest expense	9,954	2,354	18,412	3,388
Directors’ fees	260	206	511	396
Offering cost	321	—	421	—
Other general and administrative expenses	1,238	611	2,320	917

Operating expenses	39,693	15,053	72,087	23,345
Add: Expense recoupment to sponsor(2)	—	1,328	—	1,650

Total operating expenses	39,693	16,381	72,087	24,995

Net investment income	42,323	22,915	83,205	38,516

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(13,253)	(3,479)	(19,081)	(2,945)
Net realized gain (loss) on total return swap(3)	3,906	5,408	8,262	8,567
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	94,457	1,966	77,542	3,461
Non-controlled/affiliated investments	2,635	—	2,635	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	13,133	(2,544)	15,077	4,434

Total net realized and unrealized gain (loss) on investments and total return swap	100,878	1,351	84,435	13,517

Net increase in net assets resulting from operations	$143,201	$24,266	$167,640	$52,033

Per share information—basic and diluted
Net increase in net assets resulting from operations (Earnings per Share)	$0.55	$0.16	$0.65	$0.39

Weighted average shares outstanding	260,368,996	152,764,784	256,530,600	133,296,205

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operations
Net investment income	$83,205	$38,516
Net realized gain (loss) on investments and total return swap(1)	(10,819)	5,622
Net change in unrealized appreciation (depreciation) on investments	80,177	3,461
Net change in unrealized appreciation (depreciation) on total return swap(1)	15,077	4,434

Net increase in net assets resulting from operations	167,640	52,033

Stockholder distributions(2)
Distributions from net investment income	(89,589)	(46,225)
Distributions from net realized gain on investments	—	(37)

Net decrease in net assets resulting from stockholder distributions	(89,589)	(46,262)

Capital share transactions(3)
Issuance of common stock	143,166	618,605
Reinvestment of stockholder distributions	47,785	18,562
Repurchases of common stock	(12,850)	(691)
Offering costs	—	(2,400)

Net increase in net assets resulting from capital share transactions	178,101	634,076

Total increase in net assets	256,152	639,847
Net assets at beginning of period	1,895,042	842,577

Net assets at end of period	$2,151,194	$1,482,424

Accumulated distributions in excess of net investment income(2)	$(155)	$(8,308)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$167,640	$52,033
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(627,867)	(994,312)
Paid-in-kind interest	(7,123)	(454)
Proceeds from sales and repayments of investments	475,924	156,197
Net realized (gain) loss on investments	19,081	2,945
Net change in unrealized (appreciation) depreciation on investments	(80,177)	(3,461)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(15,077)	(4,434)
Accretion of discount	(5,917)	(3,611)
Amortization of deferred financing costs	754	420
Amortization of deferred offering costs	421	—
(Increase) decrease in due from counterparty	(15,000)	(19,500)
(Increase) decrease in receivable for investments sold and repaid	(3,082)	(1,714)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	598
(Increase) decrease in interest receivable	(10,545)	(5,688)
(Increase) decrease in receivable due on total return swap(1)	(249)	(2,970)
(Increase) decrease in prepaid expenses and other assets	86	(69)
Increase (decrease) in payable for investments purchased	28,716	(14,059)
Increase (decrease) in management fees payable	2,746	4,905
Increase (decrease) in expense recoupment payable to sponsor(2)	(218)	1,328
Increase (decrease) in subordinated income incentive fees payable	(2,078)	1,954
Increase (decrease) in administrative services expense payable	(173)	453
Increase (decrease) in interest payable	2,053	1,290
Increase (decrease) in directors’ fees payable	41	51
Increase (decrease) in other accrued expenses and liabilities	(3,526)	1,855

Net cash used in operating activities	(73,570)	(826,243)

Cash flows from financing activities
Issuance of common stock	161,879	640,744
Reinvestment of stockholder distributions	47,785	18,562
Repurchases of common stock	(12,850)	(691)
Offering costs incurred	(1,450)	(2,400)
Stockholder distributions	(89,677)	(35,275)
Borrowings under credit facilities(3)	137,245	267,040
Borrowings under repurchase agreement(4)	10,800	—
Deferred financing costs paid	(348)	(1,278)

Net cash provided by financing activities	253,384	886,702

Total increase (decrease) in cash	179,814	60,459
Cash at beginning of period	142,393	204,480

Cash at end of period	$322,207	$264,939

Supplemental disclosure of non-cash financing activities
Local taxes paid	$300	$13

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2016 and 2015, the Company paid $11,274 and $1,678, respectively, in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2016 and 2015, the Company paid $4,331 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—90.5%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$30,065	$30,246	$30,065
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	102,935	102,935	102,935
Acision Finance LLC	(f)(i)	Software & Services	L+975	1.0%	12/17/18	26,572	25,840	26,306
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	497	497	496
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	499
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+813	1.0%	12/18/21	133,500	133,500	135,503
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+750	1.0%	12/18/21	26,700	26,700	27,101
Allen Systems Group, Inc.	(g)	Software & Services	L+788, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	17,977	17,928	18,336
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	2,474	2,474	2,499
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	651	651	657
AqGen Ascensus, Inc.	(h)	Diversified Financials	L+450	1.0%	12/5/22	4,976	4,697	4,917
Aspect Software, Inc.	(s)	Software & Services	L+950	1.0%	5/25/20	10,284	10,284	10,361
Aspect Software, Inc.	(l)(s)	Software & Services	L+950	1.0%	5/25/18	3,310	3,310	3,335
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+806	1.0%	5/8/19	28,000	28,000	28,140
Atlas Aerospace LLC	(l)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,720
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,900	9,773	9,776
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,475	34,475	34,475
BenefitMall Holdings, Inc.	(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,727
Blue Coat Holdings, Inc.	(l)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	2,029
Blueprint Sub, Inc.		Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(l)	Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(f)(g)(h)	Software & Services	L+750	1.0%	5/7/21	70,258	70,258	70,093
Blueprint Sub, Inc.	(l)	Software & Services	L+750	1.0%	5/7/21	9,211	9,211	9,189
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Brock Holdings III, Inc.		Energy	L+450	1.5%	3/16/17	3,957	3,776	3,759
Builders FirstSource, Inc.	(j)(k)	Capital Goods	L+500	1.0%	7/29/22	1,995	1,993	1,999
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,542	10,889	7,848
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	5.6%		3/1/17	5,223	5,121	4,920
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	6.5%		3/1/17	1,649	1,621	1,576

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	$15,000	$13,609	$12,075
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,289	12,526	12,043
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	16,830	16,180	16,283
Fairway Group Acquisition Co.	(i)(m)(n)	Food & Staples Retailing	L+400	1.0%	8/17/18	21,139	15,237	12,155
Fairway Group Acquisition Co.		Food & Staples Retailing	L+800	1.0%	7/29/16	5,631	5,489	5,602
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,706	1,706	1,709
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	51,289	51,501	50,648
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	23,911	23,911	23,702
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	30,800	30,800	30,513
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+957	1.0%	3/26/21	9,000	9,000	9,000
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,214
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,630
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,254	6,254	6,267
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,399	10,399	10,503
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	94,845	94,845	93,897
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	14,388	13,681	13,669
Kronos Acquisition Holdings Inc.	(h)(j)	Household & Personal Products	L+750	1.0%	8/26/22	14,852	14,852	15,112
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	45,000
Murray Energy Corp.	(i)	Energy	L+650	1.0%	4/16/20	10,236	9,991	7,511
Navistar, Inc.	(j)	Capital Goods	L+550	1.0%	8/7/20	4,847	4,277	4,597
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	5,730	5,730	5,730
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	5,450	5,450	5,450
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+843	1.0%	4/27/21	84,472	84,472	85,739
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,813	14,568	12,590
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,771	14,771	14,623
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/20/21	18,920	18,920	19,015
Polymer Additives, Inc.	(h)	Materials	L+978	1.0%	12/20/21	9,706	9,706	10,143
Production Resource Group, LLC	(f)(i)	Media	L+850	1.0%	7/23/19	52,500	52,378	53,025
Production Resource Group, LLC	(g)(h)(i)	Media	L+850	1.0%	7/23/19	75,902	75,902	76,661
Propulsion Acquisition, LLC	(h)(i)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	21,433	20,018	20,898
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+841	1.0%	11/25/21	154,000	154,000	151,652
Reddy Ice Corp.	(i)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	2,416	2,216	2,128

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	$103,031	$103,031	$103,691
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+803	1.0%	9/25/21	116,900	116,900	115,147
Sequential Brands Group, Inc.	(f)(g)(h)(i)(j)	Consumer Durables & Apparel	L+825		12/4/21	130,000	130,000	130,000
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,485
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,925	4,907	4,869
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	3,270	881
SRS Distribution Inc.		Capital Goods	L+425	1.0%	8/25/22	5,343	5,316	5,354
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+550	1.0%	3/14/22	9,492	9,371	9,286
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	10,119	9,704	10,322
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,845
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,339	22,309
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	14,048	13,818	14,188
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,356	17,356	17,183
TierPoint, LLC	(h)	Software & Services	L+450	1.0%	12/2/21	3,639	3,568	3,572
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+746	1.0%	9/16/21	147,000	147,000	150,859
TTM Technologies, Inc.	(h)(j)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	2,219	2,068	2,201
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	13,070	13,070	13,723
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	754	751	524
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,600
Warren Resources, Inc.	(g)(n)	Energy	L+850	1.0%	5/22/20	29,675	29,675	20,624
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	31,537	31,537	32,246
Waste Pro USA, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	2,000	2,000	2,045
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/9/21	50,394	50,394	50,676
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/9/21	10,892	10,892	10,953

Total Senior Secured Loans—First Lien							2,220,411	2,201,562
Unfunded Loan Commitments							(254,592)	(254,592)

Net Senior Secured Loans—First Lien							1,965,819	1,946,970

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—13.3%
Alison US LLC	(j)	Capital Goods	L+850	1.0%	8/29/22	$6,389	$6,173	$5,652
Allen Systems Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	4,444	3,069	3,067
Arena Energy, LP		Energy	L+1100	1.0%	1/24/21	15,000	15,000	13,845
Ascent Resources—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	1,044
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	678	676	661
Atlas Resource Partners, L.P.	(g)	Energy	L+900	1.0%	2/23/20	33,000	32,231	25,568
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,718	22,292
BlackBrush Oil & Gas, L.P.	(i)	Energy	L+650	1.0%	7/30/21	8,850	8,799	8,838
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,340	3,340	3,307
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	10,000	9,867	9,100
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	918	899
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,136	1,063
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,509	14,124
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,254	638
DTZ U.S. Borrower, LLC	(j)(k)	Real Estate	L+825	1.0%	11/4/22	2,000	2,018	2,009
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,178	14,692
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,543	2,509
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,368	1,654
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,551	7,533
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,004	4,633
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,007	1,539
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,389	3,318
MD America Energy, LLC	(i)	Energy	L+850	1.0%	8/4/19	249	240	234
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,919
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,148	24,254	23,122
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,487	5,392

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	$18,510	$17,470	$16,335
Printpack Holdings, Inc.	(g)	Materials	L+875	1.0%	5/28/21	10,000	9,845	9,850
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,940	30,525
Stardust Finance Holdings, Inc.	(h)(j)(k)	Materials	L+950	1.0%	3/13/23	44,674	43,414	43,334
Templar Energy LLC	(m)(n)	Energy	L+750	1.0%	11/25/20	5,351	4,649	1,431
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	633
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	2,000

Total Senior Secured Loans—Second Lien							322,898	285,760

Senior Secured Bonds—1.9%
AK Steel Corp.	(e)(j)(r)	Materials	7.5%		7/15/23	4,080	4,080	4,153
BlueLine Rental Finance Corp.	(e)(k)	Capital Goods	7.0%		2/1/19	2,653	2,284	2,278
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,946	8,879
Lightstream Resources Ltd.	(j)	Energy	9.9%		6/15/19	5,377	5,377	4,893
Logan’s Roadhouse, Inc.	(e)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,777	3,116
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	670	681	323
SandRidge Energy, Inc.	(e)(m)(n)	Energy	8.8%		6/1/20	11,700	11,675	4,724
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,441	10,549
Tembec Industries Inc.	(e)(j)(r)	Materials	9.0%		12/15/19	3,715	3,715	2,887

Total Senior Secured Bonds							59,976	41,802

Subordinated Debt—26.4%
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	731	801
Aspect Software, Inc.	(s)	Software & Services	3.0% PIK (3.0% Max PIK)		5/25/23	7,836	7,836	7,836
Atlas Energy Holdings Operating Co., LLC	(e)	Energy	7.8%		1/15/21	1,000	746	125
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,838	6,638
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,231	7,307

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	$20,300	$20,130	$20,807
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,387	37,917
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	89,639	89,598	89,415
Coveris Holdings S.A.	(e)(j)(k)	Materials	7.9%		11/1/19	25,465	24,759	24,956
Coveris Holdings S.A.	(e)(j)(r)	Materials	10.0%		6/1/18	18,079	16,494	18,102
Dell Inc.	(e)	Technology Hardware & Equipment	7.1%		6/15/24	6,860	6,904	7,173
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	8,999	8,682
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,933	1,294
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,161	7,096
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	679	679	674
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,312	4,312	4,285
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	891	891	886
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	839	839	834
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	55,732	55,732	55,384
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,115	9,115	9,058
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	4,773	4,773	4,743
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	11,671	11,671	11,598
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	7,225	7,225	7,179
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,658	22,972
Navistar International Corp.	(e)(j)(r)	Capital Goods	8.3%		11/1/21	18,895	16,786	13,399
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,169	54,750

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Northern Oil and Gas, Inc.	(e)(j)	Energy	8.0%		6/1/20	$3,150	$3,021	$2,288
P.F. Chang’s China Bistro, Inc.	(e)(r)	Consumer Services	10.3%		6/30/20	65,195	65,565	60,247
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	30,050	29,939	29,599
Scientific Games Corp.	(e)(j)	Consumer Services	8.1%		9/15/18	16,678	15,276	16,417
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,405	8,422
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,283	8,999
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,208	1,659
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	10,082
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,250	6,561

Total Subordinated Debt							601,819	568,185

Collateralized Securities—0.4%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	689	650
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.5%		1/25/27	8,310	7,055	6,862

Total Collateralized Securities							7,744	7,512

						Number of Shares	Cost	Fair Value(d)
Equity/Other—5.6%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials				33,163	875	875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	11
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,131	1,134
Allen Systems Group, Inc., Warrants, 6/27/2022	(m)	Software & Services				48,325	1,377	1,377
Altus Power America Holdings, LLC, Preferred Equity		Energy				824,759	785	1,320
Altus Power America Management, LLC, Class B Units	(m)(q)	Energy				83	—	—
Aspect Software, Inc., Common Equity	(m)(s)	Software & Services				831,009	41,052	43,585

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	37,609,683	$37,610	$37,610
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	3,900
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	364
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,068
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,057	6,780
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	1,001
Sunnova Energy Corp., Common Equity	(m)	Energy	577,085	2,166	3,647
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	290
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	1,478	1,478
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	9,040

Total Equity/Other				122,171	120,480

TOTAL INVESTMENTS—138.1%				$3,080,427	2,970,709

LIABILITIES IN EXCESS OF ASSETS—(38.1%)					(819,515)

NET ASSETS—100.0%					$2,151,194

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)		$401,607		$(10,850)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.65% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(e)	Security or portion thereof held within Burholme Funding LLC, or Burholme Funding, and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC, or Jefferson Square Funding, and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association, or JPM (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC, or Chestnut Hill Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC, or Germantown Funding, and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC, or Society Hill Funding, pursuant to an indenture with Citibank, N.A., or Citibank, as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2016, 82.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 78.6% of the Company’s total assets represented qualifying assets as of June 30, 2016.

(k)	Position or portion thereof unsettled as of June 30, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of June 30, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of June 30, 2016, the fair value of securities rehypothecated by BNPP was $132,768.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(s)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2016, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but would not be deemed to “control.” The following table presents certain financial information with respect to such portfolio company for the six months ended June 30, 2016:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Aspect Software, Inc.	$10,284	—	—	$112	$199	—	—	$77
Aspect Software, Inc.(1)	—	—	—	—	—	—	—	$25
Subordinated Debt
Aspect Software, Inc.	$7,836	—	—	$24	—	—	—	—
Equity/Other
Aspect Software, Inc., Common Equity	$41,052	—	—	—	—	—	—	$2,533

(1)	Security is an unfunded commitment.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—99.1%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$ 8,343	$ 8,530	$ 8,342
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	124,657	124,657	124,657
Acision Finance LLC	(f)(i)	Software & Services	L+975	1.0%	12/15/18	27,664	26,775	27,387
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+813	1.0%	12/18/21	133,500	133,500	133,500
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+750	1.0%	12/18/21	26,700	26,700	26,700
Allen Systems Group, Inc.		Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	15,884	15,884	16,043
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,724	1,724	1,707
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	1,401	1,401	1,387
AqGen Ascensus, Inc.	(h)	Diversified Financials	L+450	1.0%	12/5/22	4,706	4,425	4,424
AqGen Ascensus, Inc.	(h)(l)	Diversified Financials	L+450	1.0%	12/5/22	294	277	276
Aspect Software, Inc.	(h)(i)	Software & Services	L+550, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	20,454	20,367	18,937
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+807	1.0%	5/8/19	28,000	28,000	27,860
Atlas Aerospace LLC	(l)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,613
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,950	9,812	9,801
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,650	34,650	34,304
BenefitMall Holdings, Inc.	(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,600
Blue Coat Holdings, Inc.	(l)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	1,919
Blueprint Sub, Inc.		Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(l)	Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(f)(g)(h)	Software & Services	L+750	1.0%	5/7/21	70,589	70,589	70,364
Blueprint Sub, Inc.	(l)	Software & Services	L+750	1.0%	5/7/21	9,211	9,211	9,181
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,250
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,618	10,906	8,394
Caesars Entertainment Operating Co., Inc.	(f)(j)(m)	Consumer Services	5.2%		3/1/17	5,223	5,060	4,474
Caesars Entertainment Operating Co., Inc.	(f)(j)(m)	Consumer Services	6.0%		3/1/17	1,649	1,604	1,416
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	13,330	12,975

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CITGO Holding, Inc.	(f)	Energy	L+850	1.0%	5/12/18	$10,305	$9,838	$10,262
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,299	12,568	12,037
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	16,915	16,217	15,942
Fairway Group Acquisition Co.	(i)	Food & Staples Retailing	L+400	1.0%	8/17/18	5,405	4,890	4,360
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,714	1,714	1,722
Greystone Bridge Manager LLC	(j)	Diversified Financials	L+1050		5/1/20	47,140	47,379	46,197
Greystone Bridge Manager LLC	(j)(l)	Diversified Financials	L+1050		5/1/20	5,647	5,647	5,534
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+809	1.0%	3/26/21	9,000	9,000	8,910
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,182
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,000
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,314
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	6,977	6,977	6,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	83,500	83,500	83,500
JMC Acquisition Merger Corp.	(l)	Capital Goods	L+750	1.0%	11/6/21	15,127	15,127	15,127
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	11,850	11,120	11,198
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	44,100
Mood Media Corp.	(f)(j)	Media	L+600	1.0%	5/1/19	358	355	341
Murray Energy Corp.	(i)	Energy	L+650	1.0%	4/16/20	10,292	10,019	6,631
Navistar, Inc.	(j)(k)	Capital Goods	L+550	1.0%	8/7/20	6,000	5,230	5,315
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,888	14,621	12,282
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,856	14,856	14,708
Pittsburgh Glass Works, LLC	(f)(g)(h)(i)	Automobiles & Components	L+916	1.0%	11/25/21	91,924	91,924	91,924
Polymer Additives, Inc.	(f)(i)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,299
Production Resource Group, LLC	(f)(i)	Media	L+750	1.0%	7/23/19	52,500	52,362	53,025
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	12,091	11,179	11,789
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+842	1.0%	11/25/21	154,000	154,000	154,104
Reddy Ice Corp.	(i)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,217	4,703	4,303
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	104,344	104,344	104,020

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+804	1.0%	9/25/21	$116,900	$116,900	$115,439
Sequential Brands Group, Inc.	(f)(h)(i)(j)	Consumer Durables & Apparel	L+825		12/4/21	130,000	130,000	128,700
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,476	1,453	1,409
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,950	4,931	4,962
Sports Authority, Inc.	(f)	Retailing	L+600	1.5%	11/16/17	3,263	3,270	1,069
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+550	1.0%	3/14/22	3,137	3,067	3,051
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	13,521	12,925	13,488
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,705
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	25,065	23,322	21,869
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	21,651	21,239	21,164
Sunnova Asset Portfolio 5 Holdings, LLC	(l)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	620	620	606
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+747	1.0%	9/16/21	147,000	147,000	145,714
TTM Technologies, Inc.	(h)(j)(k)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	2,500	2,316	2,269
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	13,309	13,309	13,309
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	758	755	522
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,723
Warren Resources, Inc.	(g)	Energy	L+850	1.0%	5/22/20	29,675	29,675	24,185
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,360	30,360	30,815
Waste Pro USA, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,383
Weight Watchers International, Inc.	(i)(j)	Consumer Services	L+300		4/2/16	24,241	23,375	23,881
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,814
Winchester Electronics Corp.	(g)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,382
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/9/21	50,394	50,394	50,333
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/9/21	10,892	10,892	10,879

Total Senior Secured Loans—First Lien							2,176,032	2,146,328
Unfunded Loan Commitments							(267,776)	(267,776)

Net Senior Secured Loans—First Lien							1,908,256	1,878,552

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+950	1.0%	3/13/23	$24,875	$23,924	$24,005
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,619	606
Ultima US Holdings LLC	(j)	Capital Goods	L+850	1.0%	12/31/20	3,000	2,980	2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	834
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,940

Total Senior Secured Loans—Second Lien							297,474	264,261

Senior Secured Bonds—4.0%
American Energy—Woodford, LLC	(e)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,788	2,022	397
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	22,645	21,097	18,597
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	36,124	30,644	12,373
Comstock Resources, Inc.	(e)(r)	Energy	10.0%		3/15/20	2,500	2,500	1,153
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,851	9,915
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	3,500	3,500	2,428
Lightstream Resources Ltd.	(j)	Energy	9.9%		6/15/19	5,377	5,376	4,489
Logan’s Roadhouse, Inc.	(e)(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,523	8,913
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	754	297
SandRidge Energy, Inc.	(e)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,407	11,044
Tembec Industries Inc.	(e)(j)(r)	Materials	9.0%		12/15/19	3,715	3,715	2,419

Total Senior Secured Bonds							113,064	75,597

Subordinated Debt—23.8%
Algeco Scotsman Global Finance Plc	(e)(j)(r)	Commercial & Professional Services	10.8%		10/15/19	11,100	9,435	4,346
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	697	334
Atlas Energy Holdings Operating Co., LLC	(e)	Energy	7.8%		1/15/21	1,000	728	200
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,821	6,737
Builders FirstSource, Inc.	(e)(j)	Capital Goods	10.8%		8/15/23	7,850	7,850	7,796

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Calumet Specialty Products Partners, L.P.	(j)	Energy	7.8%		4/15/23	$10,300	$10,228	$9,015
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,112	18,372
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	28,184	27,774	26,810
Ceridian HCM Holding Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	70,139	71,107	55,410
Communications Sales & Leasing, Inc.	(e)(j)(r)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	8,990	4,415
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,901	1,070
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,155	6,099
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	51,713	51,713	51,713
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	8,458	8,458	8,458
Greatbatch Ltd.	(e)(j)	Health Care Equipment & Services	9.1%		11/1/23	1,900	1,900	1,883
Jupiter Resources Inc.	(e)(j)(r)	Energy	8.5%		10/1/22	31,850	28,426	12,780
Kenan Advantage Group, Inc.	(e)	Transportation	7.9%		7/31/23	10,780	10,780	10,645
Legacy Reserves LP	(e)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	1,000	865	201
Navistar International Corp.	(e)(j)(r)	Capital Goods	8.3%		11/1/21	33,585	30,899	22,723
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,502	50,188
Northern Oil and Gas, Inc.	(e)(r)	Energy	8.0%		6/1/20	3,150	3,008	2,099
P.F. Chang’s China Bistro, Inc.	(e)(r)	Consumer Services	10.3%		6/30/20	63,695	64,210	53,066
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	30,050	29,934	28,848

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Production Resource Group, LLC	(e)	Media	8.9%		5/1/19	$22,740	$18,853	$16,970
Scientific Games International, Inc.	(e)(j)	Consumer Services	8.1%		9/15/18	6,163	4,850	4,554
Sorenson Communications, Inc.		Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,432	9,345
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	11,042	9,984
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(e)(j)(r)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,208	7,251

Total Subordinated Debt							539,488	451,694

Collateralized Securities—0.4%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	684	664
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	13.6%		1/25/27	8,310	7,497	6,943

Total Collateralized Securities							8,181	7,607

			Number of Shares	Cost	Fair Value(d)
Equity/Other—3.5%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials	33,163	875	875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	11
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	1,127
Altus Power America Holdings, LLC, Preferred Equity		Energy	574,759	573	1,063
Altus Power America Management, LLC, Class B Units	(m)(q)	Energy	83	—	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	27,956,962	$27,957	$27,957
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	1,900
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	173,554	174	286
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,068
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)(s)	Diversified Financials	3,000,000	15,057	14,760
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	857
Sunnova Holdings, LLC, Common Equity	(m)	Energy	93,041	2,166	2,559
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	8,686

Total Equity/Other				68,062	68,149
Unfunded Contingent Warrant Commitment	(t)				(1,230)

Net Equity/Other					66,919

TOTAL INVESTMENTS—144.8%				$2,934,525	2,744,630

LIABILITIES IN EXCESS OF OTHER ASSETS—(44.8%)					(849,588)

NET ASSETS—100.0%					$1,895,042

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)		$394,680		$(25,927)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2016, the Company had seven wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2016. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in financial statements. Under pre-existing guidance, debt issuance costs were recognized as a deferred charge and presented as an asset on the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest, or ASU 2015-15, to update the guidance to

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

Commencing January 1, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs for its repurchase agreement and term loan credit facility. ASU 2015-03 affects the presentation and disclosure of such costs in the Company’s financial statements. There is no change to the Company’s recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, unchanged from its prior method of disclosure.

Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	17,892,867	$153,158	69,225,413	$681,349
Reinvestment of Distributions	5,994,199	47,785	2,076,116	18,562

Total Gross Proceeds	23,887,066	200,943	71,301,529	699,911
Commissions and Dealer Manager Fees	—	(9,992)	—	(62,744)

Net Proceeds to Company	23,887,066	190,951	71,301,529	637,167
Share Repurchase Program	(1,612,228)	(12,850)	(77,318)	(691)

Net Proceeds to Company from Share Transactions	22,274,838	$178,101	71,224,211	$636,476

Status of Continuous Public Offering

Since commencing its continuous public offering and through August 2, 2016, the Company has issued 266,043,934 shares of common stock for gross proceeds of $2,556,179. As of August 2, 2016, the Company had raised total gross proceeds of $2,568,166, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the six months ended June 30, 2016 and 2015, the Company issued 23,887,066 and 71,301,529 shares of common stock for gross proceeds of $200,943 and $699,911 at an average price per share of $8.41 and $9.82, respectively. The gross proceeds received during the six months ended June 30, 2016 and 2015, include reinvested stockholder distributions of $47,785 and $18,562 for which the Company issued 5,994,199 and 2,076,116 shares of common stock, respectively. During the period from July 1, 2016 to August 2, 2016, the Company issued 1,545,139 shares of common stock for gross proceeds of $12,708 at an average price per share of $8.22.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $9,992 and $62,744 for the six months ended June 30, 2016 and 2015, respectively.

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

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.955	$543
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	$7.875	$8,213

On July 6, 2016 the Company repurchased 969,112 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.190 per share for aggregate consideration totaling $7,937.

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

Pursuant to an investment sub-advisory agreement between FSIC III Advisor and GDFM, or the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC III Advisor under the investment advisory and administrative services agreement with respect to each year.

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

Since June 7, 2013 (Inception) through December 31, 2014, Franklin Square Holdings funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the six months ended June 30, 2016, Franklin Square Holdings did not fund any of the Company’s offering and organization costs. As of June 30, 2016, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,757	$8,669	$32,347	$14,745
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$9,747	$1,954	$15,394	$1,954
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$773	$719	$1,347	$989
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$154	$801	$1,116	$1,398
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$6,213	$1,961	$11,737

(1)	During the six months ended June 30, 2016 and 2015, $0 and $598, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $29,601 and $9,242, respectively, in net base management fees were paid to FSIC III Advisor. As of June 30, 2016, $16,757 in base management fees were payable to FSIC III Advisor.

(2)	During the six months ended June 30, 2016 and 2015, $17,472 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of June 30, 2016, a subordinated incentive fee on income of $9,747 was payable to FSIC III Advisor.

(3)	During the six months ended June 30, 2016 and 2015, $1,280 and $930, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $1,520 and $536 in administrative services expenses to FSIC III Advisor during the six months ended June 30, 2016 and 2015, respectively.

(4)	During the six months ended June 30, 2016 and 2015, the Company incurred offering costs of $1,450 and $2,400, respectively, of which $1,116 and $1,398, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(5)

Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees reflected for the six months ended June 30, 2016 represent fees retained by FS2 prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of August 2, 2016, the Company has issued an aggregate of 1,928,154 shares of common stock for aggregate proceeds of $17,197 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

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

As of December 31, 2015, there were no reimbursements payable to the Company from Franklin Square Holdings. During the six months ended June 30, 2016, the Company did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the six months ended June 30, 2016, the Company did not receive any cash reimbursements from Franklin Square Holdings. As of June 30, 2016, the Company had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the six months ended June 30, 2016, the Company paid $218 in expense recoupments to Franklin Square Holdings. As

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

of June 30, 2016, the Company did not have expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the six months ended June 30, 2016, FS Trust purchased $203 of the Company’s shares at a purchase price of $8.10 per share, which price is equal to the Institutional offering price in effect on the date of purchase (which price is equal to 90% of what the public offering price per share in the IBD channel would have been on the date of purchase had the Company not closed the offering to investors investing through the IBD Channel in February 2016). During the six months ended June 30, 2015, FS Trust purchased $231 of the Company’s shares of common stock at a purchase price of $8.96 per share, which price is equal to 90% of the offering price in effect on the purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570
Fiscal 2016
March 31, 2016	$0.1750	$44,066
June 30, 2016	$0.1750	$45,523

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On May 9, 2016 and August 4, 2016, the Company’s board of directors declared regular weekly cash distributions for July 2016 through September 2016 and October 2016 through December 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the six months ended June 30, 2016 and 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	89,589	100%	46,225	100%
Short-term capital gains proceeds from the sale of assets	—	—	37	0%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$89,589	100%	$46,262	100%

(1)	During the six months ended June 30, 2016 and 2015, 92.3% and 93.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.1% and 5.6%, respectively, was attributable to non-cash accretion of discount and 4.6% and 0.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $87,393 and $46,225, respectively. As of June 30, 2016 and December 31, 2015, the Company had $6,755 and $8,951, respectively, of undistributed net investment income and $37,312 and $24,037, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
GAAP-basis net investment income	$83,205	$38,516
Tax-basis deferral and amortization of organization costs	(8)	(8)
Reclassification of unamortized original issue discount and prepayment fees	(6,666)	(36)
Tax-basis net investment income portion of total return swap payments	9,122	6,997
Accretion of discount on total return swap	1,272	747
Other miscellaneous differences	468	9

Tax-basis net investment income	$87,393	$46,225

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

As of June 30, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$6,755	$8,951
Unamortized organization costs	(215)	(223)
Capital loss carryover(1)	(37,312)	(24,037)
Net unrealized appreciation (depreciation) on investments and total return swap(2)	(124,437)	(218,419)

Total	$(155,209)	$(233,728)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $37,312, respectively.

(2)	As of June 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and TRS was $25,318 and $4,582, respectively. As of June 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and TRS was $149,755 and $223,001, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,084,296 and $2,937,122 as of June 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(124,437) and $(218,419) as of June 30, 2016 and December 31, 2015, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,965,819	$1,946,970	66%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	322,898	285,760	10%	297,474	264,261	10%
Senior Secured Bonds	59,976	41,802	1%	113,064	75,597	3%
Subordinated Debt	601,819	568,185	19%	539,488	451,694	17%
Collateralized Securities	7,744	7,512	0%	8,181	7,607	0%
Equity/Other	122,171	120,480	4%	68,062	66,919	2%

Total	$3,080,427	$2,970,709	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $401,607 and $390,966, respectively, as of June 30, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,305,272	$2,277,169	68%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	385,052	346,527	10%	358,215	321,479	10%
Senior Secured Bonds	59,976	41,802	1%	113,064	75,597	3%
Subordinated Debt	601,819	568,185	17%	539,488	451,694	15%
Collateralized Securities	7,744	7,512	0%	8,181	7,607	0%
Equity/Other	122,171	120,480	4%	68,062	66,919	2%

Total	$3,482,034	$3,361,675	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2016, except for Aspect Software, Inc., in which the Company had two senior secured loans, one of which was an unfunded commitment, a subordinated debt investment and an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2016, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $254,592 and one unfunded commitment to purchase up to $217 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$35,681	1%	$128,407	5%
Capital Goods	283,541	10%	277,975	10%
Commercial & Professional Services	354,315	12%	274,662	10%
Consumer Durables & Apparel	145,514	5%	147,483	5%
Consumer Services	242,328	8%	237,666	9%
Diversified Financials	178,962	6%	131,049	5%
Energy	242,878	8%	224,961	8%
Food & Staples Retailing	17,757	1%	4,360	0%
Food, Beverage & Tobacco	2,128	0%	5,183	0%
Health Care Equipment & Services	396,661	13%	398,856	15%
Household & Personal Products	15,112	0%	—	—
Insurance	6,561	0%	7,251	0%
Materials	195,765	7%	108,964	4%
Media	139,424	5%	83,112	3%
Real Estate	2,009	0%	1,707	0%
Retailing	31,406	1%	28,204	1%
Semiconductors & Semiconductor Equipment	8,879	0%	9,915	0%
Software & Services	441,950	15%	406,231	15%
Technology Hardware & Equipment	19,134	1%	48,513	2%
Telecommunication Services	40,123	1%	41,293	1%
Transportation	170,581	6%	178,838	7%

Total	$2,970,709	100%	$2,744,630	100%

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

As of June 30, 2016 and December 31, 2015, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2016 (Unaudited)		December 31, 2015
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$1,001	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	2,969,708	(10,850)	2,744,630	(25,927)

Total	$2,970,709	$(10,850)	$2,744,630	$(25,927)

The Company’s investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-six senior secured loan investments, two senior secured bond investments and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of June 30, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty senior secured loan investments, two senior secured bond investments and seven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2015, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	2,733	687	773	2,161	(437)	—	5,917
Net realized gain (loss)	34,035	(96)	(44,739)	(8,282)	—	1	(19,081)
Net change in unrealized appreciation (depreciation)	10,855	(3,925)	19,293	54,160	342	(692)	80,033
Purchases	286,176	50,567	42,679	190,233	—	58,212	627,867
Paid-in-kind interest	594	14	167	6,348	—	—	7,123
Sales and redemptions	(265,975)	(25,748)	(51,968)	(128,129)	—	(4,104)	(475,924)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(857)	(857)

Fair value at end of period	$1,946,970	$285,760	$41,802	$568,185	$7,512	$119,479	$2,969,708

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$9,983	$(5,242)	$(5,559)	$39,593	$342	$(320)	$38,797

(1)	There was one transfer from Level 3 to Level 1 during the six months ended June 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

	For the Six Months Ended June 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	993	538	830	1,250	—	—	3,611
Net realized gain (loss)	496	142	10	(3,593)	—	—	(2,945)
Net change in unrealized appreciation (depreciation)	3,457	1,227	(1,905)	3,366	(59)	(2,625)	3,461
Purchases	548,885	130,969	77,440	234,597	—	2,421	994,312
Paid-in-kind interest	454	—	—	—	—	—	454
Sales and redemptions	(62,448)	(6,408)	(13,580)	(73,761)	—	—	(156,197)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$770,114	$296,983	$105,884	$342,037	$8,848	$14,635	$1,538,501

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,178	$648	$(2,058)	$(3,129)	$(59)	$(2,625)	$(2,045)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at June 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,603,644	Market Comparables	Market Yield (%)	5.3% - 15.1%	9.3%
	64,412	Other(2)	Other	N/A	N/A
	278,914	Market Quotes	Indicative Dealer Quotes	23.5% - 102.5%	93.8%
Senior Secured Loans—Second Lien	51,367	Market Comparables	Market Yield (%)	9.9% - 22.8%	17.5%
	2,000	Other(2)	Other	N/A	N/A
	232,393	Market Quotes	Indicative Dealer Quotes	14.8% - 100.9%	89.8%
Senior Secured Bonds	8,009	Market Comparables	Market Yield (%)	13.3% - 14.3%	13.8%
			EBITDA Multiples (x)	4.0x - 5.0x	4.5x
	33,793	Market Quotes	Indicative Dealer Quotes	40.3% - 102.1%	77.5%
Subordinated Debt	157,227	Market Comparables	Market Yield (%)	13.5% - 15.3%	14.6%
			EBITDA Multiples (x)	8.8x - 9.3x	9.0x
	410,958	Market Quotes	Indicative Dealer Quotes	12.0% - 104.8%	92.6%
Collateralized Securities	7,512	Market Quotes	Indicative Dealer Quotes	82.6% - 89.0%	83.1%
Equity/Other	71,954	Market Comparables	EBITDA Multiples (x)	4.8x - 16.5x	9.4x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
			Production Multiples (Mboe/d)	$40,000.0 - $45,000.0	$42,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 - $9.3	$9.0
			PV-10 Multiples (x)	1.7x - 1.8x	1.8x
		Option Valuation Model	Volatility (%)	42.5% - 42.5%	42.5%
	47,525	Other(2)	Other	N/A	N/A

Total	$2,969,708

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,447,825	Market Comparables	Market Yield (%)	5.5% - 16.0%	9.9%
	8,342	Other(2)	Other	N/A	N/A
	288,385	Market Quotes	Indicative Dealer Quotes	30.0% - 102.0%	93.8%
	134,000	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	50,864	Market Comparables	Market Yield (%)	10.5% - 19.9%	16.3%
	213,397	Market Quotes	Indicative Dealer Quotes	1.8% - 101.0%	92.0%
Senior Secured Bonds	13,402	Market Comparables	Market Yield (%)	16.0% - 31.5%	25.1%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	62,195	Market Quotes	Indicative Dealer Quotes	14.0% - 94.4%	68.7%
Subordinated Debt	50,187	Market Comparables	Market Yield (%)	13.3% - 13.8%	13.5%
	66,443	Other(2)	Other	N/A	N/A
	335,064	Market Quotes	Indicative Dealer Quotes	19.9% - 104.1%	80.8%
Collateralized Securities	7,607	Market Quotes	Indicative Dealer Quotes	83.5% - 91.0%	84.2%
Equity/Other	29,401	Market Comparables	EBITDA Multiples (x)	5.8x - 14.3x	9.7x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	41.6%
	37,518	Other(2)	Other	N/A	N/A

Total	$2,744,630

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

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.55%	$401,607	$98,393	N/A
BNP Facility	Prime Brokerage Facility	L+1.10%	$137,700	$62,300	March 27, 2017(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020

(1)	On June 27, 2016, Center City Funding entered into an amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 26, 2016 to any time on or after June 27, 2017, and to increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.50% per annum to 1.55% per annum. The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment to the senior secured term loan credit facility with JPM to, among other things, provide Jefferson Square Funding with the option, subject to certain consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 prior to April 30, 2016. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 to $400,000.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $1,157,500 and 3.02%, respectively. As of June 30, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.05%.

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

portfolio of loans subject to the TRS from $100,000 initially to $500,000. Most recently, on June 27, 2016, Center City Funding entered into a sixth amendment to the TRS to, among other things, (x) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2016 to any time on or after June 27, 2017 and (y) increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.50% per annum to 1.55% per annum.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS from any time on or after June 27, 2017. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 27, 2017 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 27, 2017. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum. If the TRS had been terminated as of June 30, 2016, Center City Funding would have been required to pay an early termination fee of approximately $5,621, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of June 30, 2016 and December 31, 2015, the fair value of the TRS was $(10,850) and $(25,927), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of June 30, 2016, Center City Funding had selected 52 underlying loans with a total notional amount of $401,607 and posted $133,000 in cash collateral held by Citibank (of which only $103,167 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2015, Center City Funding had selected 51 underlying loans with a total notional amount of $394,680 and posted $118,000 in cash collateral held by Citibank (of which only $91,174 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

The following is a summary of the underlying loans subject to the TRS as of June 30, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+375	1.0%	6/2/23	$2,274	$2,276	$2
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	7,301	7,179	(122)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,181	(219)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,847	5,768	(79)
Americold Realty Operating Partnership, L.P.(3)	Real Estate	L+550	1.0%	12/1/22	1,971	1,988	17
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	14,034	14,687	653
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,876	4,851	(25)
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/17/22	13,907	13,924	17
Avantor Performance Materials Holdings, Inc.	Materials	L+950	1.0%	6/16/23	6,732	6,698	(34)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,742	7,801	59
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	3,695	3,734	39
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,320	11,420	100
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.6%		3/1/17	9,628	10,225	597
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.5%		3/1/17	4,481	4,791	310
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,745	5,709	(36)
Candy Intermediate Holdings, Inc.	Food, Beverage & Tobacco	L+450	1.0%	6/15/23	5,839	5,854	15
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,862	5,713	(149)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,000	(850)
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	6,010	6,056	46
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,229	10,904	(325)
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,495	8,603	108
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,279	5,960	(319)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,380	8,397	17
Cypress Semiconductor Corp.(3)	Semiconductors & Semiconductor Equipment	L+550	1.0%	7/5/21	9,933	10,009	76
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,533	3,915	(2,618)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,783	196
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,976	8,689	(287)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,220	(219)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,265	2,886	(379)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	1,850	(662)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	$4,975	$4,986	$11
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,015	5,127	(888)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,929	7,421	(2,508)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,895	6,826	(69)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	21,140	20,866	(274)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,000	13,991	991
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,567	(53)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,319	2,325	6
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	2,694	2,712	18
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,678	8,196	(1,482)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,633	1,364	(1,269)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,111	(101)
Red Lobster Management LLC	Consumer Services	L+525	1.0%	7/28/21	1,992	1,983	(9)
SiteOne Landscape Supply, LLC(3)	Capital Goods	L+525	1.0%	4/29/22	8,693	8,781	88
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	14,143	(1,834)
SRS Distribution Inc.	Capital Goods	L+875	1.0%	2/24/23	7,545	7,660	115
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	25,999	25,670	(329)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,020	3,007	(13)
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,458	4,446	(12)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	20,252	21,740	1,488
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	10,542	10,700	158
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,273	(604)

Total					$401,607	$390,966	(10,641)

		Total TRS Accrued Income and Liabilities:					(209)

			Total TRS Fair Value:				$(10,850)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, three-month LIBOR was 0.65%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$7,872	$7,616	$(256)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,338	7,240	(98)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,969	(431)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,877	5,737	(140)
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,270	13,129	(141)
AqGen Ascensus, Inc.(5)	Diversified Financials	L+450	1.0%	12/5/22	830	821	(9)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,900	4,875	(25)
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,713	6,850	(2,863)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,781	7,854	73
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,583	(297)
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	1,865	1,855	(10)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,373	11,344	(29)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.2%		3/1/17	9,628	9,094	(534)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.0%		3/1/17	4,481	4,243	(238)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,892	5,557	(335)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,400	(450)
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	11,879	11,938	59

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	$6,040	$5,680	$(360)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,286	10,999	(287)
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,537	8,656	119
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,284	5,965	(319)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,422	8,401	(21)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,566	3,101	(3,465)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,620	33
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	965	947	(18)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,383	4,304	(2,079)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,823	12,473	(1,350)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	9,021	8,657	(364)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,220	(219)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,953	9,586	(367)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,281	2,953	(328)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,200	(312)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,058	4,681	(1,377)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,983	6,524	(3,459)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,930	6,721	(209)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	26,327	24,046	(2,281)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,092	12,013	(1,079)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	12,766	12,756	(10)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	2,708	2,705	(3)
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,727	7,940	(1,787)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,647	1,551	(1,096)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,100	(112)
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,513	(387)
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,332	1,215	(117)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	6,682	6,209	(473)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,606	16,077	(529)
SRAM, LLC	Consumer Durables & Apparel	L+300	1.0%	4/10/20	1,655	1,643	(12)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	7,647	7,569	(78)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	2,995	(55)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	25,553	24,522	(1,031)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,567	(310)

Total					$394,680	$365,214	(29,466)

		Total TRS Accrued Income and Liabilities:					3,539

			Total TRS Fair Value:				$(25,927)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, three-month LIBOR was 0.61%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

(5)	Security is an unfunded commitment.

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

As of June 30, 2016 and December 31, 2015, $137,700 and $155,755, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, all of the deferred financing costs have been amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$608	$304	$1,228	$601
Non-usage fees	86	160	166	207
Amortization of deferred financing costs	—	101	—	163

Total interest expense	$694	$565	$1,394	$971

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$1,397	$911
Average borrowings under the facility	$139,955	$87,100
Effective interest rate on borrowings (including the effect of non-usage fees)	2.00%	2.10%
Weighted average interest rate (including the effect of non-usage fees)	1.97%	1.84%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility, which has subsequently been amended multiple times to increase the aggregate principal amount of available borrowings under the Deutsche Bank credit facility. Most recently on September 22, 2015, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to (i) increase the aggregate principal amount of available borrowings to $250,000 on a committed basis and (ii) extend the term of the facility to September 22, 2019.

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

Pricing under the Deutsche Bank credit facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.25% per annum. Interest is payable quarterly in arrears. Dunlap Funding will be subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Deutsche Bank credit facility has not been borrowed. In addition, Dunlap Funding is subject to (i) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Deutsche Bank credit facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) an administration fee. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable on September 22, 2019. Dunlap Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank credit facility.

As of June 30, 2016 and December 31, 2015, $250,000 and $250,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,938 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $1,956 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$2,136	$995	$3,934	$1,453
Non-usage and make whole fees	—	106	—	160
Amortization of deferred financing costs	187	139	373	255

Total interest expense	$2,323	$1,240	$4,307	$1,868

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$3,710	$767
Average borrowings under the facility	$250,000	$105,613
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.12%	2.92%
Weighted average interest rate (including the effect of non-usage and administration fees)	3.11%	3.04%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding, entered into a senior secured term loan credit facility, or the JPM credit facility, with JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under the JPM credit facility by $50,000 to $350,000, plus an option, with the consent of Jefferson Square Funding, JPM, as administrative agent, and the lenders at the time, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016 and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.69%. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 to $400,000.

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

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.69% per annum as of June 30, 2016. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2016 and December 31, 2015, $400,000 and $300,000, respectively, was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $477 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of June 30, 2016, $413 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the JPM credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$3,229	$547	$5,753	$547
Amortization of deferred financing costs	31	2	45	2

Total interest expense	$3,260	$549	$5,798	$549

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$4,749	$—
Average borrowings under the facility(2)	$351,099	$131,440
Effective interest rate on borrowings	3.32%	2.78%
Weighted average interest rate	3.24%	2.78%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.

(2)	The average borrowings under the JPM credit facility for the six months ended June 30, 2015 are calculated for the period since the Company commenced borrowing thereunder to June 30, 2015.

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

As of June 30, 2016 and December 31, 2015, Notes in an aggregate principal amount of $500,000 and $482,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $289,200, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of June 30, 2016 and December 31, 2015, Society Hill Funding’s liability under the Goldman facility was $300,000 and $289,200, respectively, plus $2,007 and $1,714, respectively, of accrued interest expense. The Notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of June 30, 2016 and December 31, 2015, the fair value of assets held by Germantown Funding was $580,388 and $570,514, respectively.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of June 30, 2016, $1,210 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Direct interest expense	$2,371	$4,624
Amortization of deferred financing costs	99	198

Total interest expense	$2,470	$4,822

For the six months ended June 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Six Months Ended June 30, 2016
Cash paid for interest expense(1)	$4,331
Average borrowings under the facility	$293,769
Effective interest rate on borrowings	3.13%
Weighted average interest rate	3.11%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016.

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

As of June 30, 2016 and December 31, 2015, $150,000 and $94,700, respectively, was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of June 30, 2016, $1,139 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016, the components of total interest expense for the Capital One credit facility were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Direct interest expense	$1,132	$1,901
Non-usage fees	6	52
Amortization of deferred financing costs	69	138

Total interest expense	$1,207	$2,091

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

Six Months Ended June 30, 2016
Cash paid for interest expense(1)	$1,418
Average borrowings under the facility	$122,676
Effective interest rate on borrowings (including the effect of non-usage fees)	3.05%
Weighted average interest rate (including the effect of non-usage fees)	3.15%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016 and the year ended December 31, 2015.

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$7.85	$8.63
Results of operations(2)
Net investment income	0.32	0.65
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.33	(1.16)

Net increase (decrease) in net assets resulting from operations	0.65	(0.51)

Stockholder distributions(3)
Distributions from net investment income	(0.35)	(0.70)
Distributions from net realized gain on investments	—	0.00

Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.70)

Capital share transactions
Issuance of common stock(4)	0.01	0.47
Repurchases of common stock(5)	—	—
Offering costs(2)	—	(0.04)

Net increase in net assets resulting from capital share transactions	0.01	0.43

Net asset value, end of period	$8.16	$7.85

Shares outstanding, end of period	263,545,428	241,270,590

Total return(6)	8.41%	(0.93)%

Ratio/Supplemental Data:
Net assets, end of period	$2,151,194	$1,895,042

Ratio of net investment income to average net assets(7)	4.15%	7.65%

Ratio of operating expenses and excise taxes to average net assets(7)	3.59%	5.65%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	0.24%

Ratio of total operating expenses and excise taxes to average net assets(7)	3.59%	5.89%

Portfolio turnover(8)	16.85%	26.01%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,536,140	$1,393,161

Asset coverage per unit(9)	2.40	2.36

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock to net asset value is less than $0.01 per share during each period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	0.77%	1.40%
Ratio of interest expense to average net assets	0.92%	0.95%
Ratio of offering costs to average net assets	0.02%	—
Ratio of excise taxes to average net assets	—	0.01%

(8)	Portfolio turnover for the six months ended June 30, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

As of December 31, 2015, there were no reimbursements payable to us from Franklin Square Holdings. During the six months ended June 30, 2016, we did not accrue any amounts for expense reimbursements that Franklin Square Holdings has agreed to pay. During the six months ended June 30, 2016, we did not receive any cash reimbursements from Franklin Square Holdings. As of June 30, 2016, we had no reimbursements due from Franklin Square Holdings.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the six months ended June 30, 2016, we paid $218 in expense recoupments to Franklin Square Holdings. As of June 30, 2016, we did not have any expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2016 and for the Year Ended December 31, 2015

During the six months ended June 30, 2016, we made investments in portfolio companies totaling $627,867. During the same period, we sold investments for proceeds of $274,756 and received principal repayments of $201,168. As of June 30, 2016, our investment portfolio, with a total fair value of $2,970,709 (66% in first lien senior secured loans, 10% in second lien senior secured loans, 1% in senior secured bonds, 19% in subordinated debt, 0% in collateralized securities and 4% in equity/other), consisted of interests in 123 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $268.7 million. As of June 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.7% of par and our estimated gross portfolio yield, prior to leverage, was 9.3% based upon the amortized cost of our investments. For the six months ended June 30, 2016, our total return was 8.41%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of June 30, 2016 and our institutional offering price of $8.10 per share as of such date, the annualized distribution rate to stockholders as of June 30, 2016 was 8.64%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of June 30, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2016:

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$436,851	$627,867
Sales and Redemptions	(400,340)	(475,924)

Net Portfolio Activity	$36,511	$151,943

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$201,229	46%	$286,176	46%
Senior Secured Loans—Second Lien	30,062	7%	50,567	8%
Senior Secured Bonds	38,130	9%	42,679	7%
Subordinated Debt	120,309	27%	190,233	30%
Collateralized Securities	—	—	—	—
Equity/Other	47,121	11%	58,212	9%

Total	$436,851	100%	$627,867	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,965,819	$1,946,970	66%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	322,898	285,760	10%	297,474	264,261	10%
Senior Secured Bonds	59,976	41,802	1%	113,064	75,597	3%
Subordinated Debt	601,819	568,185	19%	539,488	451,694	17%
Collateralized Securities	7,744	7,512	0%	8,181	7,607	0%
Equity/Other	122,171	120,480	4%	68,062	66,919	2%

Total	$3,080,427	$2,970,709	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $401,607 and $390,966, respectively, as of June 30, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,305,272	$2,277,169	68%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	385,052	346,527	10%	358,215	321,479	10%
Senior Secured Bonds	59,976	41,802	1%	113,064	75,597	3%
Subordinated Debt	601,819	568,185	17%	539,488	451,694	15%
Collateralized Securities	7,744	7,512	0%	8,181	7,607	0%
Equity/Other	122,171	120,480	4%	68,062	66,919	2%

Total	$3,482,034	$3,361,675	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Number of Portfolio Companies	123	130
% Variable Rate (based on fair value)	73.5%	76.8%
% Fixed Rate (based on fair value)	22.5%	20.8%
% Income Producing Equity or Other Investments (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.0%	2.4%
Average Annual EBITDA of Portfolio Companies	$268,700	$212,800
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.7%	97.5%
% of Investments on Non-Accrual (based on fair value)	1.3%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2016:

New Direct Originations	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Total Commitments (including unfunded commitments)	$106,424	$208,772
Exited Investments (including partial paydowns)	(130,363)	(142,805)

Net Direct Originations	$(23,939)	$65,967

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$89,078	84%	$156,478	75%
Senior Secured Loans—Second Lien	4,444	4%	4,444	2%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	7,000	7%	28,773	14%
Collateralized Securities	—	—	—	—
Equity/Other	5,902	5%	19,077	9%

Total	$106,424	100%	$208,772	100%

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Average New Direct Origination Commitment Amount	$17,737	$18,979
Weighted Average Maturity for New Direct Originations	6/1/20	2/10/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.1%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.5%	10.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.7%	9.7%

The following table presents certain selected information regarding our direct originations as of June 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations Held in Portfolio	June 30, 2016	December 31, 2015
Number of Portfolio Companies	47	47
Average Annual EBITDA of Portfolio Companies	$73,700	$77,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.6x	4.7x
% of Investments on Non-Accrual (based on fair value)	1.0%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.6%	9.7%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,983,050	67%	$1,890,092	69%
Opportunistic	722,365	24%	571,815	21%
Broadly Syndicated/Other	265,294	9%	282,723	10%

Total	$2,970,709	100%	$2,744,630	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$35,681	1%	$128,407	5%
Capital Goods	283,541	10%	277,975	10%
Commercial & Professional Services	354,315	12%	274,662	10%
Consumer Durables & Apparel	145,514	5%	147,483	5%
Consumer Services	242,328	8%	237,666	9%
Diversified Financials	178,962	6%	131,049	5%
Energy	242,878	8%	224,961	8%
Food & Staples Retailing	17,757	1%	4,360	0%
Food, Beverage & Tobacco	2,128	0%	5,183	0%
Health Care Equipment & Services	396,661	13%	398,856	15%
Household & Personal Products	15,112	0%	—	—
Insurance	6,561	0%	7,251	0%
Materials	195,765	7%	108,964	4%
Media	139,424	5%	83,112	3%
Real Estate	2,009	0%	1,707	0%
Retailing	31,406	1%	28,204	1%
Semiconductors & Semiconductor Equipment	8,879	0%	9,915	0%
Software & Services	441,950	15%	406,231	15%
Technology Hardware & Equipment	19,134	1%	48,513	2%
Telecommunication Services	40,123	1%	41,293	1%
Transportation	170,581	6%	178,838	7%

Total	$2,970,709	100%	$2,744,630	100%

As of June 30, 2016, except for Aspect Software, Inc., in which we had two senior secured loans, one of which was an unfunded commitment, a subordinated debt investment and an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2016, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, we had nineteen unfunded debt investments with aggregate unfunded commitments of $254,592 and one unfunded commitment to purchase up to $217 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2016 and our audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$65,282	2%	$32,097	1%
2	2,702,391	91%	2,460,811	90%
3	126,821	4%	174,729	6%
4	42,616	2%	70,246	3%
5	33,599	1%	6,747	0%

Total	$2,970,709	100%	$2,744,630	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

We generated investment income of $82,016 and $39,296 for the three months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt, collateralized securities and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $76,307 and $36,827 of cash income earned as well as $5,709 and $2,469 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2016 and 2015, we generated $72,692 and $31,906, respectively, of interest income, which represented 88.6% and 81.2%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended June 30, 2016 and 2015, we generated $9,324 and $7,390, respectively, of fee income, which represented 11.4% and 18.8%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the three months ended June 30, 2016 and 2015 were $39,693 and $15,053, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $16,757 and $8,669 for the three months ended June 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $773 and $719 for the three months ended June 30, 2016 and 2015, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $9,747 and $1,954, respectively, based on the performance of the portfolio. During the three months ended June 30, 2016 and 2015, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $9,954 and $2,354 for the three months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended June 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $247 and $177, respectively, and fees and expenses incurred with our stock transfer agent totaled $396 and $363, respectively. Fees for our board of directors were $260 and $206 for the three months ended June 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $321 for the three months ended June 30, 2016. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $1,238 and $611 for the three months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$98	$113
Legal fees	106	117
Printing fees	748	165
Other	286	216

Total	$1,238	$611

During the three months ended June 30, 2016 and 2015, the ratio of our operating expenses to our average net assets was 1.91% and 1.12%, respectively. During the three months ended June 30, 2015, the ratio of our total operating expenses to our average net assets, which includes $1,328 of expense recoupments payable to Franklin Square Holdings was 1.22%. During the three months ended June 30, 2016 and 2015, the ratio of our operating expenses to average net assets included $9,954 and $2,354, respectively, related to interest expense, $9,747 and $1,954, respectively, related to accruals for incentive fees and $321 and $0, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 0.95% and 0.80% for the three months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in future periods. During the three months ended June 30, 2016 and 2015, we paid $0 and $322, respectively, in expense recoupments to Franklin Square Holdings. During the three months ended June 30, 2016 and 2015, we accrued $0 and $1,328, respectively, for expense recoupments payable to Franklin Square Holdings. As of June 30, 2016, we did not have any expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $42,323 ($0.16 per share) and $22,915 ($0.15 per share) for the three months ended June 30, 2016 and 2015, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $217,153 and $183,187, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $13,253. We sold investments and received principal repayments of $103,715 and $37,996, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $3,479. During the three months ended June 30, 2016 and 2015, we earned $3,906 and $5,408, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $97,092 and the net change in unrealized appreciation (depreciation) on our TRS was $13,133. For the three months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $1,966 and the net change in unrealized appreciation (depreciation) on our TRS was $(2,544). The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2016 and 2015, the net increase in net assets resulting from operations was $143,201 ($0.55 per share) and $24,266 ($0.16 per share), respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues

We generated investment income of $155,292 and $63,511 for the six months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt, collateralized securities and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $143,352 and $59,482 of cash income earned as well as $11,940 and $4,029 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2016 and 2015, we generated $144,785 and $53,294, respectively, of interest income, which represented 93.2% and 83.9%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the six months ended June 30, 2016 and 2015, we generated $10,507 and $10,217, respectively, of fee income, which represented 6.8% and 16.1%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the six months ended June 30, 2016 and 2015 were $72,087 and $23,345, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $32,347 and $14,745 for the six months ended June 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $1,347 and $989 for the six months ended June 30, 2016 and 2015, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $15,394 and $1,954, respectively, based on the performance of the portfolio. During the six months ended June 30, 2016 and 2015, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $18,412 and $3,388 for the six months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the six months ended June 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $493 and $289, respectively, and fees and expenses incurred with our stock transfer agent totaled $842 and $667, respectively. Fees for our board of directors were $511 and $396 for the six months ended June 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $421 for the six months ended June 30, 2016. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $2,320 and $917 for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Six Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$161	$181
Compensation of our chief compliance officer(1)	—	13
Legal fees	168	134
Printing fees	1,067	215
Other	924	374

Total	$2,320	$917

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the six months ended June 30, 2016 and 2015, the ratio of our operating expenses to our average net assets was 3.59% and 2.00%, respectively. During the six months ended June 30, 2015, the ratio of our total operating expenses to our average net assets, which includes $1,650 of expense recoupments payable to Franklin Square Holdings was 2.15%. During the six months ended June 30, 2016 and 2015, the ratio of our operating expenses to average net assets included $18,412 and $3,388, respectively, related to interest expense, $15,394 and $1,954, respectively, related to accruals for incentive fees and $421 and $0, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 1.89% and 1.55% for the six months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in future periods. During the six months ended June 30, 2016 and 2015, we paid $218 and $322, respectively, in expense recoupments to Franklin Square Holdings. During the six months ended June 30, 2016 and 2015, we accrued $0 and $1,650, respectively, for expense recoupments payable to Franklin Square Holdings. As of June 30, 2016, we did not have any expense recoupments due to Franklin Square Holdings and no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $83,205 ($0.32 per share) and $38,516 ($0.29 per share) for the six months ended June 30, 2016 and 2015, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $274,756 and $201,168, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $19,081. We sold investments and received principal repayments of $116,999 and $39,198, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $2,945. During the six months ended June 30, 2016 and 2015, we earned $8,262 and $8,567, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the six months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $80,177 and the net change in unrealized appreciation (depreciation) on our TRS was $15,077. For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $3,461 and the net change in unrealized appreciation (depreciation) on our TRS was $4,434. The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2016 and 2015, the net increase in net assets resulting from operations was $167,640 ($0.65 per share) and $52,033 ($0.39 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2016, we had $322,207 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $133,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2016, we had $62,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of June 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2016, we had nineteen debt investments with aggregate unfunded commitments of $254,592 and one unfunded equity investment with an unfunded commitment of $217. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

During the six months ended June 30, 2016, we issued 23,887,066 shares of common stock for gross proceeds of $200,943 at an average price per share of $8.41. The gross proceeds received during the six months ended June 30, 2016 include reinvested stockholder distributions of $47,785 for which we issued 5,994,199 shares of common stock. The selling commissions and dealer manager fees related to the sale of our common stock was $9,992 for the six months ended June 30, 2016. This amount includes $1,961 in dealer manager fees retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through August 2, 2016, we have issued 266,043,934 shares of common stock for gross proceeds of $2,556,179. As of August 2, 2016, we had raised total gross proceeds of $2,568,166, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	$8.955	$543
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	$7.875	$8,213

On July 6, 2016, we repurchased 969,112 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.190 per share for aggregate consideration totaling $7,937.

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

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.55%	$401,607	$98,393	N/A
BNP Facility	Prime Brokerage Facility	L+1.10%	$137,700	$62,300	March 27, 2017(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020

(1)	On June 27, 2016, Center City Funding entered into an amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 26, 2016 to any time on or after June 27, 2017, and to increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.50% per annum to 1.55% per annum. The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

(2)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment to the senior secured term loan credit facility with JPM to, among other things, provide Jefferson Square Funding with the option, subject to certain consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 prior to April 30, 2016. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of loans extended to Jefferson Square Funding under the facility by $50,000 to $400,000.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $1,157,500 and 3.02%, respectively. As of June 30, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.05%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2016 and 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570
Fiscal 2016
March 31, 2016	$0.1750	$44,066
June 30, 2016	$0.1750	$45,523

On May 9, 2016 and August 4, 2016, our board of directors declared regular weekly cash distributions for July 2016 through September 2016 and October 2016 through December 2016, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	89,589	100%	46,225	100%
Short-term capital gains proceeds from the sale of assets	—	—	37	0%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$89,589	100%	$46,262	100%

(1)	During the six months ended June 30, 2016 and 2015, 92.3% and 93.7%, respectively, of our gross investment income was attributable to cash income earned, 3.1% and 5.6%, respectively, was attributable to non-cash accretion of discount and 4.6% and 0.7%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $87,393 and $46,225, respectively. As of June 30, 2016 and December 31, 2015, we had $6,755 and $8,951, respectively, of undistributed net investment income and $37,312 and $24,037, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2016 and 2015.

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

Our investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-six senior secured loan investments, two senior secured bond investments and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of June 30, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2016 and 2015.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$137,700	$137,700	—	—	—
Deutsche Bank Credit Facility(2)	$250,000	—	—	$250,000	—
JPM Credit Facility(3)	$400,000	—	$400,000	—	—
Goldman Facility(4)	$300,000	$300,000	—	—	—
Capital One Credit Facility(5)	$150,000	—	—	$150,000	—

(1)	At June 30, 2016, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(2)	At June 30, 2016, no amounts remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.

(3)	At June 30, 2016, no amounts remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

(4)	At June 30, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	At June 30, 2016, no amounts remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,757	$8,669	$32,347	$14,745
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$9,747	$1,954	$15,394	$1,954
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$773	$719	$1,347	$989
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$154	$801	$1,116	$1,398
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$6,213	$1,961	$11,737

(1)	During the six months ended June 30, 2016 and 2015, $0 and $598, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $29,601 and $9,242, respectively, in net base management fees were paid to FSIC III Advisor. As of June 30, 2016, $16,757 in base management fees were payable to FSIC III Advisor.

(2)	During the six months ended June 30, 2016 and 2015, $17,472 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of June 30, 2016, a subordinated incentive fee on income of $9,747 was payable to FSIC III Advisor.

(3)	During the six months ended June 30, 2016 and 2015, $1,280 and $930, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $1,520 and $536 in administrative services expenses to FSIC III Advisor during the six months ended June 30, 2016 and 2015, respectively.

(4)	During the six months ended June 30, 2016 and 2015, we incurred offering costs of $1,450 and $2,400, respectively, of which $1,116 and $1,398, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. See Note 2 to our unaudited consolidated financial statements included herein for a discussion regarding our change in accounting treatment of offering costs.

(5)

Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering. The fees reflected for the six months ended June 30, 2016 represent fees retained by FS2 prior to the IBD Channel closing in February 2016.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FSIC III Advisor, capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with Franklin Square Holdings and FS Benefit Trust’s purchases of shares of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands).

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 73.5% of our portfolio investments (based on fair value) paid variable interest rates, 22.5% paid fixed interest rates and 4.0% were non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $500,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility and the Capital One credit facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$1,180	$(6,820)	$8,000	3.0%
No change	—	—	—	—
Up 100 basis points	13,495	10,493	3,002	1.1%
Up 300 basis points	57,851	31,479	26,372	9.8%
Up 500 basis points	102,237	52,465	49,772	18.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2016, 96.2% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
April 1 to April 30, 2016	1,042,946	$7.875	1,042,946	(1)
May 1 to May 31, 2016	—	—	—	—
June 1 to June 30, 2016	—	—	—	—

Total	1,042,946	$7.875	1,042,946	(1)

(1)	A description of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 1, 2016.)

10.17	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.20	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.21	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.22	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.23	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.24	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.25	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.26	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.25 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.27	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.28	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.29	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.30	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.31	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.32	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.33	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.34	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.35	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016.)

10.36	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.37	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.38	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.39	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.40	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.41	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.42	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.43	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.44	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.45	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2016.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)