Form 10-Q
period 2016-09-30
FS Investment Corp III
filed 2016-11-14
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 268,145,456 shares of the registrant’s common stock outstanding as of November 1, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,122,684 and $2,934,525, respectively)	$3,075,485	$2,744,630
Non-controlled/affiliated investments (amortized cost—$76,085 and $0, respectively)	93,864	—

Total investments, at fair value (amortized cost—$3,198,769 and $2,934,525, respectively)	3,169,349	2,744,630
Cash	200,825	142,393
Due from counterparty	116,000	118,000
Receivable for investments sold and repaid	8,811	3,696
Interest receivable	29,404	22,451
Receivable for common stock purchased	—	20,189
Deferred financing costs	2,837	3,591
Deferred offering costs	872	—
Receivable due on total return swap(1)	3,873	1,830
Prepaid expenses and other assets	42	173
Unrealized appreciation on total return swap(1)	5,103	—

Total assets	$3,537,116	$3,056,953

Liabilities
Unrealized depreciation on total return swap(1)	$—	$25,927
Payable for investments purchased	12,547	7,546
Repurchase agreement payable (net of deferred financing costs of $1,109 and $1,408, respectively)(2)	298,891	287,792
Credit facilities payable (net of deferred financing costs of $377 and $125, respectively)	895,323	800,330
Secured borrowing, at fair value (proceeds of $13,794 and $0, respectively)(3)	13,954	—
Stockholder distributions payable	—	88
Management fees payable	17,403	14,011
Subordinated income incentive fees payable(4)	12,037	11,825
Expense recoupment payable to sponsor(5)	—	218
Administrative services expense payable	835	755
Interest payable	7,979	5,753
Directors’ fees payable	236	207
Other accrued expenses and liabilities	3,687	7,459

Total liabilities	1,262,892	1,161,911

Commitments and contingencies(6)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 268,659,345 and 241,270,590 shares issued and outstanding, respectively	269	241
Capital in excess of par value	2,349,262	2,128,529
Accumulated net realized losses on investments and total return swap(7)	(46,746)	(24,135)
Accumulated undistributed (distributions in excess of) net investment income(7)	(4,084)	6,229
Net unrealized appreciation (depreciation) on investments, total return swap and secured borrowing	(24,477)	(215,822)

Total stockholders’ equity	2,274,224	1,895,042

Total liabilities and stockholders’ equity	$3,537,116	$3,056,953

Net asset value per share of common stock at period end	$8.47	$7.85

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction.

(3)	See Note 8 for a discussion of the Company’s secured borrowing.

(4)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(5)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(6)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(7)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$74,690	$44,166	$219,339	$97,460
Fee income	10,025	9,590	20,333	19,807
From non-controlled/affiliated investments:
Interest income	668	—	804	—
Fee income	—	—	199	—

Total investment income	85,383	53,756	240,675	117,267

Operating expenses
Management fees	17,403	10,737	49,750	25,482
Subordinated income incentive fees(1)	12,037	6,443	27,431	8,397
Administrative services expenses	987	616	2,334	1,605
Stock transfer agent fees	395	414	1,237	1,081
Accounting and administrative fees	260	198	753	487
Interest expense	10,315	3,358	28,727	6,746
Directors’ fees	249	213	760	609
Offering cost	382	—	803	—
Other general and administrative expenses	921	650	3,241	1,567

Operating expenses	42,949	22,629	115,036	45,974
Add: Expense recoupment to sponsor(2)	—	1,601	—	3,251

Total operating expenses	42,949	24,230	115,036	49,225

Net investment income	42,434	29,526	125,639	68,042

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(14,333)	(22,799)	(33,414)	(25,744)
Net realized gain (loss) on total return swap(3)	2,541	2,412	10,803	10,979
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	65,154	(76,230)	142,696	(72,769)
Non-controlled/affiliated investments	15,144	—	17,779	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	15,953	(8,061)	31,030	(3,627)
Net change in unrealized appreciation (depreciation) on secured borrowing(4)	(160)	—	(160)	—

Total net realized and unrealized gain (loss)	84,299	(104,678)	168,734	(91,161)

Net increase (decrease) in net assets resulting from operations	$126,733	$(75,152)	$294,373	$(23,119)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per share)	$0.48	$(0.40)	$1.13	$(0.15)

Weighted average shares outstanding	265,207,964	190,004,740	259,444,167	152,406,773

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	See Note 8 for a discussion of the Company’s secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operations
Net investment income	$125,639	$68,042
Net realized gain (loss) on investments and total return swap(1)	(22,611)	(14,765)
Net change in unrealized appreciation (depreciation) on investments	160,475	(72,769)
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	(160)	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	31,030	(3,627)

Net increase in net assets resulting from operations	294,373	(23,119)

Stockholder distributions(3)
Distributions from net investment income	(135,952)	(79,307)

Net decrease in net assets resulting from stockholder distributions	(135,952)	(79,307)

Capital share transactions(4)
Issuance of common stock	169,387	946,622
Reinvestment of stockholder distributions	72,161	42,237
Repurchases of common stock	(20,787)	(3,528)
Offering costs	—	(3,600)

Net increase in net assets resulting from capital share transactions	220,761	981,731

Total increase in net assets	379,182	879,305
Net assets at beginning of period	1,895,042	842,577

Net assets at end of period	$2,274,224	$1,721,882

Accumulated distributions in excess of net investment income(3)	$(4,084)	$(11,864)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$294,373	$(23,119)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,104,575)	(1,728,010)
Paid-in-kind interest	(12,147)	(866)
Proceeds from sales and repayments of investments	827,852	223,853
Net realized (gain) loss on investments	33,414	25,744
Net change in unrealized (appreciation) depreciation on investments	(160,475)	72,769
Net change in unrealized (appreciation) depreciation on total return swap(1)	(31,030)	3,627
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	160	—
Accretion of discount	(8,788)	(6,154)
Amortization of deferred financing costs and discount	1,154	754
Amortization of deferred offering costs	803	—
(Increase) decrease in due from counterparty	2,000	(19,500)
(Increase) decrease in receivable for investments sold and repaid	(5,115)	(10,920)
(Increase) decrease in expense reimbursement due from sponsor(3)	—	598
(Increase) decrease in interest receivable	(6,953)	(15,045)
(Increase) decrease in receivable due on total return swap(1)	(2,043)	(574)
(Increase) decrease in prepaid expenses and other assets	131	(35)
Increase (decrease) in payable for investments purchased	5,001	(35,203)
Increase (decrease) in management fees payable	3,392	6,973
Increase (decrease) in expense recoupment payable to sponsor(3)	(218)	1,601
Increase (decrease) in subordinated income incentive fees payable	212	6,443
Increase (decrease) in administrative services expense payable	80	682
Increase (decrease) in interest payable	2,226	2,799
Increase (decrease) in directors’ fees payable	29	55
Increase (decrease) in other accrued expenses and liabilities	(3,772)	3,210

Net cash provided by (used in) operating activities	(164,289)	(1,490,318)

Cash flows from financing activities
Issuance of common stock	189,576	946,861
Reinvestment of stockholder distributions	72,161	42,237
Repurchases of common stock	(20,787)	(3,528)
Offering costs incurred	(1,675)	(3,600)
Stockholder distributions	(136,040)	(79,307)
Borrowings under credit facilities(4)	163,300	486,140
Borrowings under repurchase agreement(5)	10,800	150,000
Proceeds from secured borrowing(2)	13,789	—
Repayments of credit facilities(4)	(68,055)	—
Deferred financing costs paid	(348)	(4,938)

Net cash provided by financing activities	222,721	1,533,865

Total increase (decrease) in cash	58,432	43,547
Cash at beginning of period	142,393	204,480

Cash at end of period	$200,825	$248,027

Supplemental disclosure
Local and excise taxes paid	$300	$59

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing. During the nine months ended September 30, 2016, the Company paid no interest expense on its secured borrowing.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2016 and 2015, the Company paid $18,643 and $3,193, respectively, in interest expense on the credit facilities.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2016 and 2015, the Company paid $6,704 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—89.4%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$57,877	$58,055	$57,876
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	75,123	75,123	75,123
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	919	919	919
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+500	1.0%	12/18/21	75	75	75
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+812	1.0%	12/18/21	156,195	156,195	158,538
Aeneas Buyer Corp.	(l)	Health Care Equipment & Services	L+750	1.0%	12/18/21	4,005	4,005	4,065
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	3,125	3,125	3,188
American Bath Group, LLC	(h)(k)	Capital Goods	L+575	1.0%	9/30/23	3,864	3,709	3,864
AqGen Ascensus, Inc.	(h)	Diversified Financials	L+450	1.0%	12/5/22	4,965	4,694	4,940
ASG Technologies Group, Inc.	(g)	Software & Services	L+787, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	18,096	18,047	18,458
Aspect Software, Inc.	(t)	Software & Services	L+950	1.0%	5/25/18	2,427	2,427	2,452
Aspect Software, Inc.	(l)(t)	Software & Services	L+950	1.0%	5/25/18	883	883	892
Aspect Software, Inc.	(t)	Software & Services	L+950	1.0%	5/25/20	10,220	10,220	10,322
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+806	1.0%	5/8/19	28,000	28,000	28,420
Atlas Aerospace LLC	(l)	Capital Goods	L+750	1.0%	5/8/19	10,667	10,667	10,827
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,875	9,755	9,678
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,388	34,388	35,075
BenefitMall Holdings, Inc.	(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	12,727	12,727	12,982
Blueprint Sub, Inc.		Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(l)	Software & Services	L+450	1.0%	5/7/21	1,842	1,842	1,842
Blueprint Sub, Inc.	(f)(g)(h)	Software & Services	L+750	1.0%	5/7/21	70,081	70,081	70,301
Blueprint Sub, Inc.	(l)	Software & Services	L+750	1.0%	5/7/21	9,211	9,211	9,240
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,456
Brock Holdings III, Inc.		Energy	L+450	1.5%	3/16/17	3,946	3,823	3,910
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,512	10,890	9,001
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	5.8%		3/1/17	4,939	4,874	5,008
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	6.7%		3/1/17	1,604	1,586	1,648
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	13,730	11,986
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,289	12,511	12,166

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	$16,788	$16,162	$16,231
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	L+800	1.0%	1/3/20	5,631	5,631	5,687
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	3,544	3,544	3,243
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,701	1,701	1,665
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	48,082	48,280	48,022
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	42,109	42,109	42,266
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	15,810	15,810	15,829
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	5,000	4,851	4,877
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+906	1.0%	3/26/21	9,000	9,000	9,101
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,250
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,560
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,239	6,238	6,104
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,389	10,389	10,545
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	94,845	94,845	95,794
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	16,175	15,496	16,094
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	45,000
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/14/16	376	376	376
Logan’s Roadhouse, Inc.	(l)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/14/16	534	534	534
Murray Energy Corp.	(i)	Energy	L+725	1.0%	4/16/20	10,644	10,413	9,084
Navistar, Inc.	(j)	Capital Goods	L+550	1.0%	8/7/20	4,477	3,976	4,495
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,752	4,752	4,752
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	6,429	6,428	6,429
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+842	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+813	1.0%	9/2/22	20,250	20,250	20,250
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	4,750	4,750	4,750
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,775	14,542	13,297
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,697	14,697	14,697

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/20/21	$18,920	$18,920	$19,015
Polymer Additives, Inc.	(h)	Materials	L+978	1.0%	12/20/21	9,706	9,706	10,094
Production Resource Group, LLC	(f)(i)	Media	L+850	1.0%	7/23/19	52,500	52,386	52,237
Production Resource Group, LLC	(g)(h)(i)	Media	L+850	1.0%	7/23/19	75,902	75,901	76,281
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	21,388	20,029	20,853
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+840	1.0%	11/25/21	154,000	154,000	150,874
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	102,375	102,375	103,711
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+802	1.0%	9/25/21	116,900	116,900	115,147
Sequential Brands Group, Inc.	(f)(g)(h)(i)(j)	Consumer Durables & Apparel	L+900		7/1/22	131,060	131,060	133,681
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,498
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,912	4,896	4,912
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	2,779	799
SRS Distribution Inc.		Capital Goods	L+425	1.0%	8/25/22	5,329	5,304	5,394
Stardust Finance Holdings, Inc.	(h)(j)(k)	Materials	L+550	1.0%	3/14/22	10,492	10,371	10,459
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	7,786	7,479	7,961
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,775
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,462	23,457
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	14,127	13,908	14,268
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,313	17,313	16,707
TierPoint, LLC	(h)	Software & Services	L+450	1.0%	12/2/21	3,630	3,562	3,584
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+745	1.0%	9/16/21	168,851	168,851	169,696
Transplace Texas, LP	(l)	Transportation	L+700	1.0%	9/16/21	3,973	3,973	3,993
TTM Technologies, Inc.	(h)(j)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	2,045	1,912	2,060
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	13,032	13,032	13,032
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	752	749	561
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,917
Warren Resources, Inc.	(g)(n)	Energy	L+850	1.0%	5/22/20	29,675	29,674	21,134
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,457	33,457	34,084
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,742	47,788

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp.	(g)(h)(s)	Software & Services	L+750	1.0%	7/29/22	$13,929	$13,794	$13,945
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,696
Zeta Interactive Holdings Corp.	(l)(s)	Software & Services	L+750	1.0%	7/29/22	2,229	2,228	2,237

Total Senior Secured Loans—First Lien							2,234,080	2,226,365
Unfunded Loan Commitments							(192,653)	(192,653)

Net Senior Secured Loans—First Lien							2,041,427	2,033,712

Senior Secured Loans—Second Lien—12.5%
Alison US LLC	(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,180	5,915
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,625	23,625	23,521
Ascent Resources—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	625
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	682	680	671
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	4,444	3,116	3,100
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,753	23,187
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,345	3,345	3,311
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	10,000	9,872	9,775
Chief Exploration & Development LLC		Energy	L+650	1.3%	5/16/21	991	921	934
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,136	1,101
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,559	16,054
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,267	679
DTZ U.S. Borrower, LLC	(j)	Real Estate	L+825	1.0%	11/4/22	2,000	2,017	2,017
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,185	15,333
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,543	2,553
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,079	3,079	2,525
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,428	2,354
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,566	7,741
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,004	4,624

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	$1,998	$2,007	$1,679
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,402	3,347
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,960
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	20,104	20,187	19,702
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,490	5,392
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,501	17,261
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,943	30,525
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+950	1.0%	3/13/23	44,674	43,454	44,702
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	33,598	27,517	27,826
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	620
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	2,000

Total Senior Secured Loans—Second Lien							302,628	284,034

Senior Secured Bonds—4.1%
BlueLine Rental Finance Corp.	(e)(r)	Capital Goods	7.0%		2/1/19	10,983	9,513	9,596
CEVA Group Plc	(e)(j)	Transportation	7.0%		3/1/21	3,000	2,547	2,434
Diamond Resorts International, Inc.	(e)(j)(r)	Consumer Services	7.8%		9/1/23	30,000	30,000	30,075
FBM Finance, Inc.	(e)	Capital Goods	8.3%		8/15/21	7,140	7,140	7,479
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,995	9,899
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	9.6%		10/1/21	7,160	7,160	7,169
Lightstream Resources Ltd.	(j)(m)(n)	Energy	9.9%		6/15/19	5,377	5,377	4,812
Logan’s Roadhouse, Inc.	(m)(n)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,776	2,974
SandRidge Energy, Inc.	(e)(m)(n)	Energy	8.8%		6/1/20	11,700	11,675	4,241
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,457	10,520
Tembec Industries Inc.	(e)(j)	Materials	9.0%		12/15/19	3,715	3,715	2,835

Total Senior Secured Bonds							109,355	92,034

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—26.7%
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	$950	$750	$894
Aspect Software, Inc.	(t)	Software & Services	3.0% PIK (3.0% Max PIK)		5/25/23	7,836	7,836	7,836
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,847	9,329
BMC Software Finance, Inc.	(e)	Software & Services	7.3%		6/1/18	10,069	9,902	9,968
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,234	8,292
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,139	21,417
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,441	39,035
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,491	97,985
Coveris Holdings S.A.	(e)(j)	Materials	7.9%		11/1/19	32,855	32,137	33,746
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,002	8,969
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,950	1,430
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,163	7,479
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	705	705	705
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,478	4,478	4,478
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	925	925	925
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	871	871	871
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	57,869	57,869	57,869
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,464	9,464	9,464
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	4,956	4,956	4,956
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	12,118	12,118	12,118
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	7,505	7,505	7,505

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	$31,850	$28,755	$26,853
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,389	63,000
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,028	2,335
P.F. Chang’s China Bistro, Inc.	(e)(g)(k)(r)	Consumer Services	10.3%		6/30/20	70,595	70,662	67,153
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,445	49,460
Scientific Games Corp.	(e)(j)(r)	Consumer Services	8.1%		9/15/18	16,678	15,414	16,769
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,389	8,422
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,420	10,733
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,248	2,104
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,950
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,274	7,070

Total Subordinated Debt							608,109	607,120

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	690	664
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	14.8%		1/25/27	8,310	6,781	6,764

Total Collateralized Securities							7,471	7,428

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.4%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials				33,163	875	875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,131	879
Altus Power America Holdings, LLC, Preferred Equity		Energy				1,041,667	1,002	1,719
Altus Power America Management, LLC, Class B Units	(m)(q)	Energy				83	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	(m)	Software & Services				48,325	1,377	1,259
Aspect Software, Inc., Common Equity	(m)(t)	Software & Services				831,009	41,052	58,503

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Fairway Group Acquisition Co., Common Equity	(m)(t)	Food & Staples Retailing	71,465	$2,296	$3,287
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	37,609,684	37,610	37,610
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	3,400
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	408
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,552
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,057	8,490
North Haven Cadence Buyer, Inc., Common Equity	(m)	Consumer Services	833,333	833	833
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	1,003
Sunnova Energy Corp., Common Equity	(m)	Energy	577,085	2,166	3,099
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	293
TE Holdings, LLC, Common Equity	(m)(o)	Energy	129,829	1,104	941
TE Holdings, LLC, Preferred Equity	(m)	Energy	86,061	859	839
Titan Energy Operating, LLC, Common Equity	(m)	Energy	72,739	2,299	2,146
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	1,478	1,651
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	9,225

Total Equity/Other				129,779	145,021

TOTAL INVESTMENTS—139.4%				$3,198,769	3,169,349

LIABILITIES IN EXCESS OF ASSETS—(39.4%)					(895,125)

NET ASSETS—100.0%					$2,274,224

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)		$458,785		$5,103

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.85% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2016, 80.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 77.2% of the Company’s total assets represented qualifying assets as of September 30, 2016.

(k)	Position or portion thereof unsettled as of September 30, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of September 30, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of September 30, 2016, the fair value of securities rehypothecated by BNPP was $135,122.

(s)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of September 30, 2016 (see Note 8).

(t)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2016, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of for the nine months ended September 30, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	—	$2,427	—	—	—	$34	$2,461	$40	$199	—
Aspect Software, Inc.	—	$10,284	$(64)	—	—	$102	$10,322	$387	—	—
Fairway Group Acquisition Co.	—	$5,631	—	—	—	$56	$5,687	$127	—	—
Fairway Group Acquisition Co.	—	$3,544	—	—	—	$(301)	$3,243	$86	—	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	—	$3,079	—	—	—	$(554)	$2,525	$82	—	—
Subordinated Debt
Aspect Software, Inc.	—	$7,836	—	—	—	—	$7,836	$82	—	—
Equity/Other
Aspect Software, Inc., Common Equity	—	$41,052	—	—	—	$17,451	$58,503	—	—	—
Fairway Group Acquisition Co., Common Equity	—	$2,296	—	—	—	$991	$3,287	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $883 and a fair value of $892.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Sunnova Holdings, LLC, Common Equity	(m)	Energy	93,041	$2,166	$2,559
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	8,686

Total Equity/Other				68,062	68,149
Unfunded Contingent Warrant Commitment	(t)				(1,230)

Net Equity/Other					66,919

TOTAL INVESTMENTS—144.8%				$2,934,525	2,744,630

LIABILITIES IN EXCESS OF OTHER ASSETS—(44.8%)					(849,588)

NET ASSETS—100.0%					$1,895,042

Total Return Swap			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)		$394,680		$(25,927)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC, or Burholme Funding, and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC, or Dunlap Funding, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank (see Note 8).

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2016, the Company had seven wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2016. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	21,047,717	$179,379	106,217,656	$1,040,449
Reinvestment of Distributions	8,922,378	72,161	4,760,769	42,237

Total Gross Proceeds	29,970,095	251,540	110,978,425	1,082,686
Commissions and Dealer Manager Fees	—	(9,992)	—	(93,827)

Net Proceeds to Company	29,970,095	241,548	110,978,425	988,859
Share Repurchase Program	(2,581,340)	(20,787)	(394,136)	(3,528)

Net Proceeds to Company from Share Transactions	27,388,755	$220,761	110,584,289	$985,331

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Status of Continuous Public Offering

Since commencing its continuous public offering and through November 1, 2016, the Company has issued 272,098,970 shares of common stock for gross proceeds of $2,607,015. As of November 1, 2016, the Company had raised total gross proceeds of $2,619,002, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the nine months ended September 30, 2016 and 2015, the Company issued 29,970,095 and 110,978,425 shares of common stock for gross proceeds of $251,540 and $1,082,686 at an average price per share of $8.39 and $9.76, respectively. The gross proceeds received during the nine months ended September 30, 2016 and 2015, include reinvested stockholder distributions of $72,161 and $42,237 for which the Company issued 8,922,378 and 4,760,769 shares of common stock, respectively. During the period from October 1, 2016 to November 1, 2016, the Company issued 1,517,086 shares of common stock for gross proceeds of $12,947 at an average price per share of $8.53.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $9,992 and $93,827 for the nine months ended September 30, 2016 and 2015, respectively.

The Company is currently offering shares of its common stock pursuant to its continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as Advisors, and to certain affiliated investors who purchase through FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, the dealer manager for the continuous public offering. Sales of shares of the Company’s common stock through Advisors is referred to herein as the Institutional Channel. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in the Company’s continuous public offering.

Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in its continuous public offering have been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. The institutional offering price as of September 30, 2016 was $8.42 per share; however, to the extent that the Company’s net asset value per share increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

share that is below the Company’s net asset value per share. In the event of a material decline in the Company’s net asset value per share, which the Company considers to be a 2.5% decrease below the Company’s then-current net offering price, the Company will reduce its institutional offering price in order to establish a new institutional offering price that is not more than 2.5% above the Company’s net asset value per share.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company currently intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to the institutional offering price in effect on the date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	0.02%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	0.05%	$8.955	$543
June 30, 2015	July 8, 2015	316,818	100%	0.19%	$8.955	$2,837
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	$8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.190	$7,937

On October 5, 2016 the Company repurchased 2,030,975 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.76% of the shares outstanding as of such date) at $8.505 per share for aggregate consideration totaling $17,273.

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

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or FS Investments, the Company’s sponsor and an affiliate of FSIC III Advisor, providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC III Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized to expense over twelve months (see Note 2).

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in offering and organization costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the nine months ended September 30, 2016, FS Investments did not fund any of the Company’s offering and organization costs. As of September 30, 2016, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Prior to the IBD Channel closing, the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering and, as a result, no selling commissions or dealer manager fees will be paid to the dealer manager from that date forward.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,403	$10,737	$49,750	$25,482
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$12,037	$6,443	$27,431	$8,397
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$987	$616	$2,334	$1,605
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$260	$834	$1,376	$2,232
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$5,995	$1,961	$17,732

(1)	During the nine months ended September 30, 2016 and 2015, $0 and $598, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $46,358 and $17,911, respectively, in net base management fees were paid to FSIC III Advisor. As of September 30, 2016, $17,403 in base management fees were payable to FSIC III Advisor.

(2)	During the nine months ended September 30, 2016 and 2015, $27,219 and $1,954, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of September 30, 2016, a subordinated incentive fee on income of $12,037 was payable to FSIC III Advisor.

(3)	During the nine months ended September 30, 2016 and 2015, $2,258 and $1,489, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $2,254 and $923 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2016 and 2015, respectively.

(4)	During the nine months ended September 30, 2016 and 2015, the Company incurred offering costs of $1,675 and $3,600, respectively, of which $1,376 and $2,232, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees reflected for the nine months ended September 30, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of November 1, 2016, the Company has issued an aggregate of 1,972,122 shares of common stock for aggregate proceeds of $17,568 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by FS Investments. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

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

Expense Reimbursement

Pursuant to the expense support and conditional reimbursement agreement, dated as of December 20, 2013, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or FS Investments may terminate the expense reimbursement agreement at any time. FS Investments has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

As of December 31, 2015, there were no reimbursements payable to the Company from FS Investments. During the nine months ended September 30, 2016, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the nine months ended September 30, 2016, the Company did not receive any cash reimbursements from FS Investments. As of September 30, 2016, the Company had no reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the nine months ended September 30, 2016, the Company paid $218 in expense recoupments to FS Investments. As of September 30, 2016, the Company did not have expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the nine months ended September 30, 2016, FS Trust purchased $203 of the Company’s shares at a purchase price of $8.10 per share, which price is equal to the institutional offering price in effect on the date of purchase. During the nine months ended September 30, 2015, FS Trust purchased $231 of the Company’s shares of common stock at a purchase price of $8.96 per share, which price is equal to 90% of the offering price in effect on the purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570
September 30, 2015	$0.1750	$33,045
Fiscal 2016
March 31, 2016	$0.1750	$44,066
June 30, 2016	$0.1750	$45,523
September 30, 2016	$0.1750	$46,363

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On August 4, 2016 and November 4, 2016, the Company’s board of directors declared regular weekly cash distributions for October 2016 through December 2016 and January 2017 through March 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to the institutional offering price in effect on the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities and will be made after deducting the fees and expenses payable in connection with the Company’s continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2016 and 2015 was funded through the reimbursement of operating expenses by FS Investments.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	135,952	100%	79,307	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$135,952	100%	$79,307	100%

(1)	During the nine months ended September 30, 2016 and 2015, 92.2% and 94.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.7% and 5.0%, respectively, was attributable to non-cash accretion of discount and 5.1% and 0.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $136,892 and $79,307, respectively. As of September 30, 2016 and December 31, 2015, the Company had $11,029 and $10,089, respectively, of undistributed net investment income and $54,394 and $24,134, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income and the accretion of discount on the TRS.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
GAAP-basis net investment income	$125,639	$68,042
Tax-basis deferral and amortization of organization costs	(13)	(13)
Reclassification of unamortized original issue discount and prepayment fees	(9,417)	(370)
Tax-basis net investment income portion of total return swap payments	15,056	10,507
Accretion of discount on total return swap	2,155	1,128
Other miscellaneous differences	3,472	13

Tax-basis net investment income	$136,892	$79,307

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

As of September 30, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$11,029	$10,089
Unamortized organization costs	(210)	(223)
Capital loss carryover(1)	(54,394)	(24,134)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap(2)	(30,270)	(219,460)

Total	$(73,845)	$(233,728)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $54,394, respectively.

(2)	As of September 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS was $58,097 and $3,541, respectively. As of September 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS was $88,367 and $223,001, respectively.

The aggregate cost of the Company’s investments and secured borrowing, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,204,562 and $2,938,163 as of September 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(30,270) and $(219,460) as of September 30, 2016 and December 31, 2015, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,041,427	$2,033,712	64%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	302,628	284,034	9%	297,474	264,261	10%
Senior Secured Bonds	109,355	92,034	3%	113,064	75,597	3%
Subordinated Debt	608,109	607,120	19%	539,488	451,694	17%
Collateralized Securities	7,471	7,428	0%	8,181	7,607	0%
Equity/Other	129,779	145,021	5%	68,062	66,919	2%

Total	$3,198,769	$3,169,349	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $458,785 and $462,368, respectively, as of September 30, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,444,512	$2,439,774	67%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	358,328	340,340	9%	358,215	321,479	10%
Senior Secured Bonds	109,355	92,034	3%	113,064	75,597	3%
Subordinated Debt	608,109	607,120	17%	539,488	451,694	15%
Collateralized Securities	7,471	7,428	0%	8,181	7,607	0%
Equity/Other	129,779	145,021	4%	68,062	66,919	2%

Total	$3,657,554	$3,631,717	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2016, except for Aspect Software, Inc., in which the Company had two senior secured loans, one of which was a partially unfunded commitment, a subordinated debt investment and an equity/other investment, and Fairway Group Acquisition Co., in which the Company had three senior secured loans and an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2016, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $192,653. As of December 31, 2015, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$34,448	1%	$128,407	5%
Capital Goods	305,662	10%	277,975	10%
Commercial & Professional Services	369,751	12%	274,662	10%
Consumer Durables & Apparel	148,733	5%	147,483	5%
Consumer Services	301,476	10%	237,666	9%
Diversified Financials	232,916	7%	131,049	5%
Energy	266,768	8%	224,961	8%
Food & Staples Retailing	14,742	1%	4,360	0%
Food, Beverage & Tobacco	—	—	5,183	0%
Health Care Equipment & Services	426,231	13%	398,856	15%
Insurance	7,070	0%	7,251	0%
Materials	175,375	6%	108,964	4%
Media	138,972	4%	83,112	3%
Real Estate	2,017	0%	1,707	0%
Retailing	31,324	1%	28,204	1%
Semiconductors & Semiconductor Equipment	9,899	0%	9,915	0%
Software & Services	460,963	15%	406,231	15%
Technology Hardware & Equipment	11,738	0%	48,513	2%
Telecommunication Services	40,085	1%	41,293	1%
Transportation	191,179	6%	178,838	7%

Total	$3,169,349	100%	$2,744,630	100%

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

As of September 30, 2016 and December 31, 2015, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)		December 31, 2015
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$3,149	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,166,200	5,103	2,744,630	(25,927)

Total	$3,169,349	$5,103	$2,744,630	$(25,927)

The Company has elected the fair value option under ASC Topic 825, Financial Instruments, or ASC Topic 825, relating to accounting for debt obligations at their fair value for its secured borrowing which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowing as a component of the net change in unrealized appreciation (depreciation) on secured borrowing in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

The secured borrowing as of September 30, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2016 and December 31, 2015, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	13,954	—

Total	$13,954	$—

The Company’s investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-eight senior secured loan investments, two senior secured bond investments and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity/other investments, which were traded on an active public market, were valued at their closing price as of September 30, 2016. Except as described above, the Company valued its other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	4,165	1,368	890	3,075	(710)	—	8,788
Net realized gain (loss)	27,564	(6,620)	(44,779)	(9,580)	—	1	(33,414)
Net change in unrealized appreciation (depreciation)	21,989	14,619	20,146	86,805	531	16,392	160,482
Purchases	591,057	89,316	118,061	240,321	—	63,521	1,102,276
Paid-in-kind interest	1,276	702	167	10,002	—	—	12,147
Sales and redemptions	(490,891)	(79,612)	(78,048)	(175,197)	—	(4,104)	(827,852)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(857)	(857)

Fair value at end of period	$2,033,712	$284,034	$92,034	$607,120	$7,428	$141,872	$3,166,200

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$19,283	$1,014	$(5,126)	$61,095	$531	$15,549	$92,346

(1)	There was one transfer from Level 3 to Level 1 during the nine months ended September 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$278,277	$170,515	$43,089	$180,178	$8,907	$14,839	$695,805
Accretion of discount (amortization of premium)	2,344	830	1,500	1,835	(355)	—	6,154
Net realized gain (loss)	932	35	(1,472)	(25,239)	—	—	(25,744)
Net change in unrealized appreciation (depreciation)	(8,951)	(15,952)	(27,434)	(19,362)	(342)	(728)	(72,769)
Purchases	1,033,459	187,076	92,246	401,805	—	13,424	1,728,010
Paid-in-kind interest	864	2	—	—	—	—	866
Sales and redemptions	(80,334)	(13,747)	(16,584)	(113,188)	—	—	(223,853)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,226,591	$328,759	$91,345	$426,029	$8,210	$27,535	$2,108,469

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,681)	$(18,265)	$(27,631)	$(34,991)	$(342)	$(728)	$(88,638)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Nine Months Ended September 30, 2016
Fair value at beginning of period	$—
Amortization of premium (accretion of discount)	(5)
Net realized gain (loss)	—
Net change in unrealized (appreciation) depreciation	(160)
Proceeds from secured borrowing	(13,789)
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(13,954)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(160)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at September 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,722,386	Market Comparables	Market Yield (%)	5.1% - 15.0%	9.4%
			EBITDA Multiples (x)	4.0x - 6.7x	4.3x
			Production Multiples (Mboe/d)	$10,500.0 - $12,000.0	$11,250.0
			Proved Reserves Multiples (Mmboe)	$4.3 - $4.8	$4.5
			PV-10 Multiples (x)	1.8x - 1.9x	1.9x
	57,877	Other(2)	Other	N/A	N/A
	253,449	Market Quotes	Indicative Dealer Quotes	21.5% - 102.8%	96.8%
Senior Secured Loans—Second Lien	63,390	Market Comparables	Market Yield (%)	10.4% - 21.5%	16.4%
	2,000	Other(2)	Other	N/A	N/A
	218,644	Market Quotes	Indicative Dealer Quotes	8.1% - 101.2%	92.6%
Senior Secured Bonds	4,812	Market Comparables	Market Yield (%)	10.4% - 21.5%	16.4%
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
			Production Multiples (Mboe/d)	$42,500.0 - $47,500.0	$45,000.0
			Proved Reserves Multiples (Mmboe)	$14.3 - $14.8	$14.5
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	2,974	Other(2)	Other	N/A	N/A
	84,248	Market Quotes	Indicative Dealer Quotes	36.0% - 105.1%	90.7%
Subordinated Debt	169,726	Market Comparables	Market Yield (%)	11.0% - 15.3%	13.5%
			EBITDA Multiples (x)	10.0x - 10.5x	10.3x
	437,394	Market Quotes	Indicative Dealer Quotes	45.8% - 109.0%	97.6%
Collateralized Securities	7,428	Market Quotes	Indicative Dealer Quotes	81.4% - 91.0%	82.2%
Equity/Other	89,095	Market Comparables	EBITDA Multiples (x)	4.8x - 18.0x	10.3x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $10.5	$10.3
			PV-10 Multiples (x)	1.9x - 2.0x	2.0x
			Capacity Multiple ($/kW)	$1,750.0 - $2,250.0	$2,000.0
		Option Valuation Model	Volatility (%)	40.0% - 42.5%	41.3%
	5,067	Market Quotes	Indicative Dealer Quotes	7.3% - 46.0%	32.8%
	47,710	Other(2)	Other	N/A	N/A

Total	$3,166,200

Secured borrowing	$(13,954)	Market Comparables	Market Yield (%)	(5.2)% - (6.3)%	(5.8)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

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

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2016 and December 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

	As of September 30, 2016 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$458,785	$41,215	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$137,700	$62,300	June 27, 2017(3)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$208,000	$42,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	On August 29, 2016, Burholme Funding entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized.

(3)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $1,181,930 and 3.07%, respectively. As of September 30, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.16%.

	As of December 31, 2015
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.50%	$394,680	$105,320	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.10%	$155,755	$44,245	September 26, 2016(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$250,000	$—	September 22, 2019
JPM Credit Facility(3)	Term Loan Credit Facility	L+2.50%	$300,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$289,200	$10,800	July 15, 2019
Capital One Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$94,700	$55,300	August 13, 2020

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 26, 2016, in each case, in whole or in part, upon prior written notice to the other party.

(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2015, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of loans extended to Jefferson Square Funding under this facility by $50,000 to $350,000, plus an option, subject to certain consents, to further increase the aggregate principal amount by an additional $50,000 prior to April 30, 2016, and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.6875%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $458,150 and 2.71%, respectively. As of December 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.72%.

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000. Most recently, on June 27, 2016, Center City Funding entered into a sixth amendment to the TRS to, among other things, (x) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2016 to any time on or after June 27, 2017 and (y) increase the swap spread over one-month LIBOR Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.50% per annum to 1.55% per annum.

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

Citibank may terminate the TRS from any time on or after June 27, 2017. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 27, 2017, will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 27, 2017. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum. If the TRS had been terminated as of September 30, 2016, Center City Funding would have been required to pay an early termination fee of approximately $4,054, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of September 30, 2016 and December 31, 2015, the fair value of the TRS was $5,103 and $(25,927), respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2016, Center City Funding had selected 59 underlying loans with a total notional amount of $458,785 and posted $116,000 in cash collateral held by Citibank (of which only $110,220 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2015, Center City Funding had selected 51 underlying loans with a total notional amount of

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

$394,680 and posted $118,000 in cash collateral held by Citibank (of which only $91,174 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

The following is a summary of the underlying loans subject to the TRS as of September 30, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	$7,283	$7,286	$3
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,292	(108)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,832	5,843	11
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	3,360	3,491	131
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	14,000	14,764	764
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,863	4,814	(49)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,757	7,797	40
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	22,778	22,983	205
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,722	7,890	168
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	3,684	3,901	217
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.8%		3/1/17	9,107	10,514	1,407
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.7%		3/1/17	4,359	5,101	742
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,731	5,951	220
Candy Intermediate Holdings, Inc.	Food, Beverage & Tobacco	L+450	1.0%	6/15/23	5,824	5,890	66
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,847	5,859	12
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,650	(200)
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,734	1,652	(82)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,783	1,698	(85)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	307	293	(14)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	2,459	2,343	(116)
Chobani, LLC	Food, Beverage & Tobacco	L+425	1.0%	10/9/23	5,431	5,458	27
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,201	11,746	545
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,473	7,990	(483)
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,279	6,052	(227)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,358	8,443	85
Diamond Resorts International, Inc.(3)	Consumer Services	L+600	1.0%	9/2/23	27,300	27,843	543
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,831	244
Engility Corp.(3)	Capital Goods	L+475	1.0%	8/14/23	9,461	9,594	133
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,953	8,812	(141)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	9,700	9,706	6
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,214	(225)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,257	3,017	(240)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,513	2,050	(463)
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,884	6,997	113
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	2,940	2,943	3
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	4,963	5,014	51
Murray Energy Corp.	Energy	L+675	1.0%	4/17/17	5,993	5,821	(172)
Murray Energy Corp.	Energy	L+725	1.0%	4/16/20	9,902	9,017	(885)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	$6,878	$6,817	$(61)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	19,475	20,505	1,030
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	10,516	11,945	1,429
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,567	(53)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,313	2,322	9
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,653	8,717	(936)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,626	1,576	(1,050)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,233	21
Printpack Holdings, Inc.	Materials	L+400	1.0%	7/26/23	5,206	5,239	33
Quality Care Properties, Inc.(3)	Diversified Financials	L+525	1.0%	10/24/22	11,760	11,880	120
SiteOne Landscape Supply, LLC(3)	Capital Goods	L+525	1.0%	4/29/22	8,671	8,824	153
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	14,143	(1,834)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	3,990	4,030	40
SRS Distribution Inc.	Capital Goods	L+875	1.0%	2/24/23	7,545	7,766	221
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	25,999	26,209	210
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	4,771	5,095	324
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,446	4,461	15
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	18,660	20,334	1,674
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	10,515	10,820	305
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,445	(433)

Total					$458,785	$462,368	3,583

		Total TRS Accrued Income and Liabilities:					1,520

			Total TRS Fair Value:				$5,103

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, three-month LIBOR was 0.85%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$7,872	$7,616	$(256)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,338	7,240	(98)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,969	(431)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,877	5,737	(140)
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,270	13,129	(141)
AqGen Ascensus, Inc.(5)	Diversified Financials	L+450	1.0%	12/5/22	830	821	(9)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,900	4,875	(25)
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,713	6,850	(2,863)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,781	7,854	73
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,583	(297)
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	1,865	1,855	(10)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,373	11,344	(29)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.2%		3/1/17	9,628	9,094	(534)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.0%		3/1/17	4,481	4,243	(238)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,892	5,557	(335)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,400	(450)
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	11,879	11,938	59
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	6,040	5,680	(360)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	$11,286	$10,999	$(287)
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,537	8,656	119
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,284	5,965	(319)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,422	8,401	(21)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,566	3,101	(3,465)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,620	33
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	965	947	(18)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,383	4,304	(2,079)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,823	12,473	(1,350)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	9,021	8,657	(364)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,220	(219)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,953	9,586	(367)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,281	2,953	(328)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,200	(312)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,058	4,681	(1,377)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,983	6,524	(3,459)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,930	6,721	(209)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	26,327	24,046	(2,281)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,092	12,013	(1,079)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	12,766	12,756	(10)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	2,708	2,705	(3)
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,727	7,940	(1,787)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,647	1,551	(1,096)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,100	(112)
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,513	(387)
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,332	1,215	(117)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	6,682	6,209	(473)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,606	16,077	(529)
SRAM, LLC	Consumer Durables & Apparel	L+300	1.0%	4/10/20	1,655	1,643	(12)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	7,647	7,569	(78)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	2,995	(55)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	25,553	24,522	(1,031)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,567	(310)

Total					$394,680	$365,214	(29,466)

		Total TRS Accrued Income and Liabilities:					3,539

			Total TRS Fair Value:				$(25,927)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, three-month LIBOR was 0.61%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

(5)	Security is an unfunded commitment.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding, entered into a committed facility arrangement and related transaction documents, or the BNP facility,

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

with BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements. On March 11, 2015, Burholme Funding entered into an amendment to the BNP facility to increase the maximum commitment financing available to Burholme Funding under the BNP facility from $100,000 to $200,000. On August 29, 2016, Burholme Funding entered into an amendment to the BNP facility to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized.

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

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Effective on and after January 2, 2017, borrowings under the BNP facility will accrue interest at a rate equal to three-month LIBOR plus 1.25% per annum. Interest is payable monthly in arrears. Burholme Funding will be required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the BNP facility has not been utilized. Effective on and after January 2, 2017, Burholme Funding will be required to pay a non-usage fee of 0.65% per annum on unused amounts so long as 75% or more of the aggregate principal amount available under the BNP facility is utilized or 0.85% per annum on unused amounts if less than 75% of the aggregate principal amount available under the BNP facility is utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

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

As of September 30, 2016 and December 31, 2015, $137,700 and $155,755, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $300 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, all of the deferred financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$664	$442	$1,892	$1,043
Non-usage fees	88	109	254	316
Amortization of deferred financing costs	—	63	—	226

Total interest expense	$752	$614	$2,146	$1,585

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$2,147	$1,253
Average borrowings under the facility	$139,198	$98,962
Effective interest rate on borrowings (including the effect of non-usage fees)	2.20%	1.67%
Weighted average interest rate (including the effect of non-usage fees)	2.03%	1.81%

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility, which has subsequently been amended from time to time to, among other matters, (i) increase the aggregate principal amount of available borrowings to $250,000 on a committed basis and (ii) extend the term of the facility to September 22, 2019.

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

As of September 30, 2016 and December 31, 2015, $208,000 and $250,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,938 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $1,767 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$1,904	$1,265	$5,838	$2,718
Non-usage and make whole fees	21	25	21	185
Amortization of deferred financing costs	189	145	562	400

Total interest expense	$2,114	$1,435	$6,421	$3,303

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$5,870	$1,940
Average borrowings under the facility	$244,401	$127,815
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.33%	2.87%
Weighted average interest rate (including the effect of non-usage and administration fees)	3.15%	2.99%

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding, entered into a senior secured term loan credit facility, or the JPM credit facility, with JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of advances by $50,000 to $350,000, plus an option, with the consent of Jefferson Square Funding, JPM, as administrative agent, and the lenders at the time, to further increase the aggregate principal amount of advances by an additional $50,000 prior to April 30, 2016 and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.69%. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of advances to $400,000.

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

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.69% per annum as of September 30, 2016. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

As of September 30, 2016 and December 31, 2015, $400,000 and $300,000, respectively, was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $477 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of September 30, 2016, $377 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the JPM credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$3,434	$1,035	$9,187	$1,582
Non-usage fees	—	71	—	71
Amortization of deferred financing costs	36	8	81	10

Total interest expense	$3,470	$1,114	$9,268	$1,663

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$8,042	$—
Average borrowings under the facility(2)	$367,518	$140,344
Effective interest rate on borrowings (including the effect of non-usage fees)	3.37%	3.25%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.28%	2.91%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.

(2)	Average borrowings for the nine months ended September 30, 2015 are calculated for the period since the Company commenced borrowing thereunder to September 30, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

The Company may sell and/or contribute assets to Germantown Funding from time to time pursuant to an amended and restated sale and contribution agreement, dated as of June 18, 2015, between the Company and Germantown Funding, or the sale and contribution agreement. The assets held by Germantown Funding secure the obligations of Germantown Funding under floating rate notes, or the notes issued from time to time by Germantown Funding to Society Hill Funding pursuant to an indenture, dated as of June 18, 2015, with Citibank, as trustee, or the indenture. Pursuant to the indenture, the aggregate principal amount of notes that may be issued by Germantown Funding from time to time is $500,000. Society Hill Funding has purchased the notes issued by Germantown Funding from time to time at a purchase price equal to their par value.

Interest on the notes under the indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the notes will be due and payable on the stated maturity date of October 15, 2027.

Society Hill Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of June 18, 2015 and effective as of July 15, 2015, or collectively, the Goldman facility. Pursuant to the Goldman facility, from time to time, Goldman has purchased notes held by Society Hill Funding for an aggregate purchase price equal to 60% of the principal amount of notes purchased. Subject to certain conditions, the maximum principal amount of notes that may be purchased under the Goldman facility is $500,000. Accordingly, the aggregate maximum amount made available under the Goldman facility will not exceed $300,000.

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

As of September 30, 2016 and December 31, 2015, notes in an aggregate principal amount of $500,000 and $482,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $289,200, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of September 30, 2016 and December 31, 2015, Society Hill Funding’s liability under the Goldman facility was $300,000 and $289,200, respectively, plus $2,066 and $1,714, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of September 30, 2016 and December 31, 2015, the fair value of assets held by Germantown Funding was $576,712 and $570,514, respectively.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of September 30, 2016, $1,109 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$2,432	$24	$7,056	$24
Amortization of deferred financing costs	101	83	299	83

Total interest expense	$2,533	$107	$7,355	$107

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$6,704	$—
Average borrowings under the facility(2)	$295,861	$150,000
Effective interest rate on borrowings	3.18%	2.87%
Weighted average interest rate(2)	3.13%	2.87%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings for the nine months ended September 30, 2015 are calculated for the period since the Company commenced borrowing thereunder to September 30, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

Borrowings under the Capital One credit facility accrue interest at a rate equal to LIBOR for each one-month, two-month or three-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Chestnut Hill Funding is subject to (a) a non-usage fee to the extent it has not borrowed the aggregate principal amount available under the Capital One credit facility and (b) beginning February 13, 2016, a make-whole fee to the extent it has borrowed less than 60% of the aggregate principal amount available under the Capital One credit facility. Any amounts borrowed under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2016 and December 31, 2015, $150,000 and $94,700, respectively, was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of September 30, 2016, $1,070 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016, the components of total interest expense for the Capital One credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$1,242	$2	$3,143	$2
Non-usage fees	—	51	52	51
Amortization of deferred financing costs	69	35	207	35

Total interest expense	$1,311	$88	$3,402	$88

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$2,584	$—
Average borrowings under the facility(2)	$131,851	$30,000
Effective interest rate on borrowings (including the effect of non-usage fees)	3.16%	3.48%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.18%	3.48%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings for the nine months ended September 30, 2015 are calculated for the period since the Company commenced borrowing thereunder to September 30, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Chestnut Hill Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Partial Loan Sale

Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated balance sheets and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the consolidated statements of operations.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2016, the Company recognized a secured borrowing at fair value of $13,954 and the fair value of the loan that is associated with the secured borrowing was $72,666. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the three and nine months ended September 30, 2016, there was a partial loan sale of $13,929 and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the three and nine months ended September 30, 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Direct interest expense	$130	$130
Accretion of discount	5	5

Total interest expense	$135	$135

For the nine months ended September 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

Nine Months Ended September 30, 2016
Cash paid for interest expense(1)	$—
Average secured borrowing(2)	$13,929
Effective interest rate on secured borrowings	5.50%
Weighted average interest rate(2)	5.50%

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	For the nine months ended September 30, 2016, average borrowings are calculated for the period from the date of issuance to September 30, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)

See Note 4 for a discussion of the Company’s commitments to FSIC III Advisor and its affiliates (including FS Investments) and Note 6 for a discussion of the Company’s unfunded commitments.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$7.85	$8.63
Results of operations(2)
Net investment income	0.48	0.65
Net realized and unrealized appreciation (depreciation) on investments, secured borrowing and total return swap	0.65	(1.16)

Net increase (decrease) in net assets resulting from operations	1.13	(0.51)

Stockholder distributions(3)
Distributions from net investment income	(0.52)	(0.70)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.70)

Capital share transactions
Issuance of common stock(4)	0.01	0.47
Repurchases of common stock(5)	—	—
Offering costs(2)	—	(0.04)

Net increase in net assets resulting from capital share transactions	0.01	0.43

Net asset value, end of period	$8.47	$7.85

Shares outstanding, end of period	268,659,345	241,270,590

Total return(6)	15.11%	(1.48)%

Total return (without assuming reinvestment of distributions)(7)	14.52%	(0.93)%

Ratio/Supplemental Data:
Net assets, end of period	$2,274,224	$1,895,042

Ratio of net investment income to average net assets(8)	6.07%	7.65%

Ratio of operating expenses and excise taxes to average net assets(8)	5.56%	5.65%

Ratio of total operating expenses and excise taxes to average net assets(8)	5.56%	5.89%

Portfolio turnover(9)	28.54%	26.01%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,558,194	$1,393,161

Asset coverage per unit(10)	2.46	2.36

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock to net asset value is less than $0.01 per share during each period.

(6)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders. The total return for the year ended December 31, 2015 is unaudited.

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	1.32%	1.40%
Ratio of interest expense to average net assets	1.39%	0.95%
Ratio of offering costs to average net assets	0.04%	—
Ratio of excise taxes to average net assets	—	0.01%

(9)	Portfolio turnover for the nine months ended September 30, 2016 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, FS Investments will not reimburse us for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) we will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time FS Investments made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

We or FS Investments may terminate the expense reimbursement agreement at any time. FS Investments has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter.

Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

As of December 31, 2015, there were no reimbursements payable to us from FS Investments. During the nine months ended September 30, 2016, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the nine months ended September 30, 2016, we did not receive any cash reimbursements from FS Investments. As of September 30, 2016, we had no reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the nine months ended September 30, 2016, we paid $218 in expense recoupments to FS Investments. As of September 30, 2016, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

During the nine months ended September 30, 2016, we made investments in portfolio companies totaling $1,104,575. During the same period, we sold investments for proceeds of $410,772 and received principal repayments of $417,080. As of September 30, 2016, our investment portfolio, with a total fair value of $3,169,349 (64% in first lien senior secured loans, 9% in second lien senior secured loans, 3% in senior secured bonds, 19% in subordinated debt, 0% in collateralized securities and 5% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $171.4 million. As of September 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.0% of par and our estimated gross portfolio yield, prior to leverage, was 9.3% based upon the amortized cost of our investments. For the nine months ended September 30, 2016, our total return was 15.11% and our total return without assuming reinvestment of distributions was 14.52%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of September 30, 2016 and our institutional offering price of $8.42 per share as of such date, the annualized distribution rate to stockholders as of September 30, 2016 was 8.32%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of September 30, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

During the year ended December 31, 2015, we made investments in portfolio companies totaling $2,647,079. During the same period, we sold investments for proceeds of $301,909 and received principal repayments of $117,353. As of December 31, 2015, our investment portfolio, with a total fair value of $2,744,630 (68% in first lien senior secured loans, 10% in second lien senior secured loans, 3% in senior secured bonds, 17% in subordinated debt, 0% in collateralized securities and 2% in equity/other), consisted of interests in 130 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $212.8 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par and our estimated gross portfolio yield, prior to leverage, was 9.8% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return was (1.48)% and our total return without assuming reinvestment of distributions was (0.93)%.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total returns.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2016:

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$476,708	$1,104,575
Sales and Redemptions	(351,928)	(827,852)

Net Portfolio Activity	$124,780	$276,723

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$304,881	64%	$591,057	53%
Senior Secured Loans—Second Lien	38,749	8%	89,316	8%
Senior Secured Bonds	75,382	16%	118,061	11%
Subordinated Debt	50,088	10%	240,321	22%
Collateralized Securities	—	—	—	—
Equity/Other	7,608	2%	65,820	6%

Total	$476,708	100%	$1,104,575	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,041,427	$2,033,712	64%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	302,628	284,034	9%	297,474	264,261	10%
Senior Secured Bonds	109,355	92,034	3%	113,064	75,597	3%
Subordinated Debt	608,109	607,120	19%	539,488	451,694	17%
Collateralized Securities	7,471	7,428	0%	8,181	7,607	0%
Equity/Other	129,779	145,021	5%	68,062	66,919	2%

Total	$3,198,769	$3,169,349	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $458,785 and $462,368, respectively, as of September 30, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,444,512	$2,439,774	67%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	358,328	340,340	9%	358,215	321,479	10%
Senior Secured Bonds	109,355	92,034	3%	113,064	75,597	3%
Subordinated Debt	608,109	607,120	17%	539,488	451,694	15%
Collateralized Securities	7,471	7,428	0%	8,181	7,607	0%
Equity/Other	129,779	145,021	4%	68,062	66,919	2%

Total	$3,657,554	$3,631,717	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Number of Portfolio Companies	118	130
% Variable Rate (based on fair value)	70.5%	76.8%
% Fixed Rate (based on fair value)	24.9%	20.8%
% Income Producing Equity or Other Investments (based on fair value)	0.1%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.5%	2.4%
Average Annual EBITDA of Portfolio Companies	$171,400	$212,800
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.0%	97.5%
% of Investments on Non-Accrual (based on fair value)	1.1%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2016:

New Direct Originations	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total Commitments (including unfunded commitments)	$254,425	$463,197
Exited Investments (including partial paydowns)	(193,536)	(336,341)

Net Direct Originations	$60,889	$126,856

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$194,668	77%	$351,146	76%
Senior Secured Loans—Second Lien	56,625	22%	61,069	13%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	28,773	6%
Collateralized Securities	—	—	—	—
Equity/Other	3,132	1%	22,209	5%

Total	$254,425	100%	$463,197	100%

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average New Direct Origination Commitment Amount	$36,346	$25,733
Weighted Average Maturity for New Direct Originations	12/20/21	8/8/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.9%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.0%	11.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.5%	9.6%

The following table presents certain selected information regarding our direct originations as of September 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2016	December 31, 2015
Number of Portfolio Companies	47	47
Average Annual EBITDA of Portfolio Companies	$69,000	$77,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.7x
% of Investments on Non-Accrual (based on fair value)	1.4%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.4%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.9%	9.7%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,126,768	67%	$1,890,092	69%
Opportunistic	748,964	24%	571,815	21%
Broadly Syndicated/Other	293,617	9%	282,723	10%

Total	$3,169,349	100%	$2,744,630	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$34,448	1%	$128,407	5%
Capital Goods	305,662	10%	277,975	10%
Commercial & Professional Services	369,751	12%	274,662	10%
Consumer Durables & Apparel	148,733	5%	147,483	5%
Consumer Services	301,476	10%	237,666	9%
Diversified Financials	232,916	7%	131,049	5%
Energy	266,768	8%	224,961	8%
Food & Staples Retailing	14,742	1%	4,360	0%
Food, Beverage & Tobacco	—	—	5,183	0%
Health Care Equipment & Services	426,231	13%	398,856	15%
Insurance	7,070	0%	7,251	0%
Materials	175,375	6%	108,964	4%
Media	138,972	4%	83,112	3%
Real Estate	2,017	0%	1,707	0%
Retailing	31,324	1%	28,204	1%
Semiconductors & Semiconductor Equipment	9,899	0%	9,915	0%
Software & Services	460,963	15%	406,231	15%
Technology Hardware & Equipment	11,738	0%	48,513	2%
Telecommunication Services	40,085	1%	41,293	1%
Transportation	191,179	6%	178,838	7%

Total	$3,169,349	100%	$2,744,630	100%

As of September 30, 2016, except for Aspect Software, Inc., in which we had two senior secured loans, one of which was a partially unfunded commitment, a subordinated debt investment and an equity/other investment, and Fairway Group Acquisition Co., in which we had three senior secured loans and an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2016, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $192,653. As of December 31, 2015, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2016 and our audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$43,221	1%	$32,097	1%
2	2,941,484	93%	2,460,811	90%
3	147,705	5%	174,729	6%
4	4,812	0%	70,246	3%
5	32,127	1%	6,747	0%

Total	$3,169,349	100%	$2,744,630	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

We generated investment income of $85,383 and $53,756 for the three months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities. Such revenues represent $78,640 and $51,054 of cash income earned as well as $6,743 and $2,702 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2016 and 2015, we generated $75,358 and $44,166, respectively, of interest income, which represented 88.3% and 82.2%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended September 30, 2016 and 2015, we generated $10,025 and $9,590, respectively, of fee income, which represented 11.7% and 17.8% respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the three months ended September 30, 2016 and 2015 were $42,949 and $22,629, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $17,403 and $10,737 for the three months ended September 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $987 and $616 for the three months ended September 30, 2016 and 2015, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $12,037 and $6,443, respectively, based on the performance of the portfolio. During the three months ended September 30, 2016 and 2015, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $10,315 and $3,358 for the three months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended September 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $260 and $198, respectively, and fees and expenses incurred with our stock transfer agent totaled $395 and $414, respectively. Fees for our board of directors were $249 and $213 for the three months ended September 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $382 for the three months ended September 30, 2016. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $921 and $650 for the three months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$134	$63
Legal fees	141	119
Printing fees	322	292
Other	324	176

Total	$921	$650

During the three months ended September 30, 2016 and 2015, the ratio of our operating expenses to our average net assets was 1.95% and 1.40%, respectively. During the three months ended September 30, 2015, the ratio of our total operating expenses to our average net assets, which includes $1,601 of expense recoupments payable to FS Investments was 1.50%. During the three months ended September 30, 2016 and 2015, the ratio of our operating expenses to average net assets included $10,315 and $3,358, respectively, related to interest expense, $12,037 and $6,443, respectively, related to accruals for incentive fees and $382 and $0, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 0.92% and 0.79% for the three months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the three months ended September 30, 2016 and 2015, we paid $0 and $1,328, respectively, in expense recoupments to FS Investments. During the three months ended September 30, 2016 and 2015, we accrued $0 and $1,601, respectively, for expense recoupments payable to FS Investments. As of September 30, 2016, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $42,434 ($0.16 per share) and $29,526 ($0.16 per share) for the three months ended September 30, 2016 and 2015, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $136,016 and $215,912, respectively, during the three months ended September 30, 2016, from which we realized a net loss of $14,333. We sold investments and received principal repayments of $52,562 and $15,094, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $22,799. During the three months ended September 30, 2016 and 2015, we earned $2,541 and $2,412, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap

For the three months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $80,298, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(160) and the net change in unrealized appreciation (depreciation) on our TRS was $15,953. For the three months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(76,230) and the net change in unrealized appreciation (depreciation) on our TRS was $(8,061). The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended September 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2016 and 2015, the net increase in net assets resulting from operations was $126,733 ($0.48 per share) and $(75,152) ($(0.40) per share), respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues

We generated investment income of $240,675 and $117,267 for the nine months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities. Such revenues represent $221,992 and $110,536 of cash income earned as well as $18,683 and $6,731 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the nine months ended September 30, 2016 and 2015, we generated $220,143 and $97,460, respectively, of interest income, which represented 91.5% and 83.1%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the nine months ended September 30, 2016 and 2015, we generated $20,532 and $19,807, respectively, of fee income, which represented 8.5% and 16.9%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the nine months ended September 30, 2016 and 2015 were $115,036 and $45,974, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $49,750 and $25,482 for the nine months ended September 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $2,334 and $1,605 for the nine months ended September 30, 2016 and 2015, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $27,431 and $8,397, respectively, based on the performance of the portfolio. During the nine months ended September 30, 2016 and 2015, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $28,727 and $6,746 for the nine months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $753 and $487, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,237 and $1,081, respectively. Fees for our board of directors were $760 and $609 for the nine months ended September 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $803 for the nine months ended September 30, 2016. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $3,241 and $1,567 for the nine months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$295	$244
Compensation of our chief compliance officer(1)	—	13
Legal fees	309	253
Printing fees	1,389	507
Other	1,248	550

Total	$3,241	$1,567

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and does not receive any direct compensation from us in this capacity.

During the nine months ended September 30, 2016 and 2015, the ratio of our operating expenses to our average net assets was 5.56% and 3.49%, respectively. During the nine months ended September 30, 2015, the ratio of our total operating expenses to our average net assets, which included $3,251 of expense recoupments payable to FS Investments was 3.73%. During the nine months ended September 30, 2016 and 2015, the ratio of our operating expenses to average net assets included $28,727 and $6,746, respectively, related to interest expense, $27,431 and $8,397, respectively, related to accruals for incentive fees and $803 and $0, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 2.80% and 2.34% for the nine months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the nine months ended September 30, 2016 and 2015, we paid $218 and $1,650, respectively, in expense recoupments to FS Investments. During the nine months ended September 30, 2016 and 2015, we accrued $0 and $3,251, respectively, for expense recoupments payable to FS Investments. As of September 30, 2016, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $125,639 ($0.48 per share) and $68,042 ($0.45 per share) for the nine months ended September 30, 2016 and 2015, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $410,772 and $417,080, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $33,414. We sold investments and received principal repayments of $169,561 and $54,292, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $25,744. During the nine months ended September 30, 2016 and 2015, we earned $10,803 and $10,979, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap

For the nine months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $160,475, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(160) and the net change in unrealized appreciation (depreciation) on our TRS was $31,030. For the nine months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(72,769) and the net change in unrealized appreciation (depreciation) on our TRS was $(3,627). The net change in unrealized appreciation (depreciation) on our investments and TRS during the nine months ended September 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2016 and 2015, the net increase in net assets resulting from operations was $294,373 ($1.13 per share) and $(23,119) ($(0.15) per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2016, we had $200,825 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $116,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2016, we had $104,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of September 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2016, we had twenty-one debt investments with aggregate unfunded commitments of $192,653. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

During the nine months ended September 30, 2016, we issued 29,970,095 shares of common stock for gross proceeds of $251,540 at an average price per share of $8.39. The gross proceeds received during the nine months ended September 30, 2016 include reinvested stockholder distributions of $72,161 for which we issued 8,922,378 shares of common stock. The selling commissions and dealer manager fees related to the sale of our common stock was $9,992 for the nine months ended September 30, 2016. This amount includes $1,961 in dealer manager fees retained by the dealer manager, FS Investment Solutions, which is one of our affiliates.

Since commencing our continuous public offering and through November 1, 2016, we have issued 272,098,970 shares of common stock for gross proceeds of $2,607,015. As of November 1, 2016, we had raised total gross proceeds of $2,619,002, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the nine months ended September 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	0.02%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	0.05%	$8.955	$543
June 30, 2015	July 8, 2015	316,818	100%	0.19%	$8.955	$2,837
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	$8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.190	$7,937

On October 5, 2016, we repurchased 2,030,975 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.76% of the shares outstanding as of such date) at $8.505 per share for aggregate consideration totaling $17,273.

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

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$458,785	$41,215	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$137,700	$62,300	June 27, 2017(3)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$208,000	$42,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

(2)	On August 29, 2016, Burholme Funding entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized.

(3)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $1,181,930 and 3.07%, respectively. As of September 30, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.16%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2016 and 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1750	$19,692
June 30, 2015	$0.1750	$26,570
September 30, 2015	$0.1750	$33,045
Fiscal 2016
March 31, 2016	$0.1750	$44,066
June 30, 2016	$0.1750	$45,523
September 30, 2016	$0.1750	$46,363

On August 4, 2016 and November 4, 2016, our board of directors declared regular weekly cash distributions for October 2016 through December 2016 and January 2017 through March 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to the institutional offering price in effect on the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. We have not established limits on the amount of funds we may use from available sources to make distributions. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	135,952	100%	79,307	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$135,952	100%	$79,307	100%

(1)	During the nine months ended September 30, 2016 and 2015, 92.2% and 94.3%, respectively, of our gross investment income was attributable to cash income earned, 2.7% and 5.0%, respectively, was attributable to non-cash accretion of discount and 5.1% and 0.7%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $136,892 and $79,307, respectively. As of September 30, 2016 and December 31, 2015, we had $11,029 and $10,089, respectively, of undistributed net investment income and $54,394 and $24,134, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2016 and 2015.

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

Our investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-eight senior secured loan investments, two senior secured bond investments and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity/other investments, which were traded on an active public market, were valued at their closing price as of September 30, 2016. Except as described above, we valued our other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We follow the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the nine months ended September 30, 2016 and 2015.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$137,700	$137,700	—	—	—
Deutsche Bank Credit Facility(2)	$208,000	—	$208,000	—	—
JPM Credit Facility(3)	$400,000	—	$400,000	—	—
Goldman Facility(4)	$300,000	$300,000	—	—	—
Capital One Credit Facility(5)	$150,000	—	—	$150,000	—
Partial Loan Sale(6)	$13,929	—	—	—	$13,929

(1)	At September 30, 2016, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(2)	At September 30, 2016, $42,000 amounts remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.

(3)	At September 30, 2016, no amounts remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

(4)	At September 30, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	At September 30, 2016, no amounts remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

(6)	All amounts will mature and all accrued and unpaid interest thereunder will be due and payable on July 29, 2022.

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

The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Prior to the IBD Channel closing, the dealer manager was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering and, as a result, no selling commissions or dealer manager fees will be paid to the dealer manager from that date forward.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,403	$10,737	$49,750	$25,482
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$12,037	$6,443	$27,431	$8,397
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$987	$616	$2,334	$1,605
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$260	$834	$1,376	$2,232
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$5,995	$1,961	$17,732

(1)	During the nine months ended September 30, 2016 and 2015, $0 and $598, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $46,358 and $17,911, respectively, in net base management fees were paid to FSIC III Advisor. As of September 30, 2016, $17,403 in base management fees were payable to FSIC III Advisor.

(2)	During the nine months ended September 30, 2016 and 2015, $27,219 and $1,954, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of September 30, 2016, a subordinated incentive fee on income of $12,037 was payable to FSIC III Advisor.

(3)	During the nine months ended September 30, 2016 and 2015, $2,258 and $1,489, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $2,254 and $923 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2016 and 2015, respectively.

(4)	During the nine months ended September 30, 2016 and 2015, we incurred offering costs of $1,675 and $3,600, respectively, of which $1,376 and $2,232, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. See Note 2 to our unaudited consolidated financial statements included herein for a discussion regarding our change in accounting treatment of offering costs.

(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering. The fees reflected for the nine months ended September 30, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FSIC III Advisor, capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchases of shares of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands).

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 70.5% of our portfolio investments (based on fair value) paid variable interest rates, 24.9% paid fixed interest rates, 4.5% were non-income producing equity or other investments and the remaining 0.1% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 85 basis points	$1,884	$(9,048)	$10,932	3.9%
No change	—	—	—	—
Up 100 basis points	18,501	10,645	7,856	2.8%
Up 300 basis points	63,551	31,935	31,616	11.2%
Up 500 basis points	108,621	53,225	55,396	19.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2016, 96.6% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
July 1 to July 31, 2016	969,112	$8.190	969,112	(1)
August 1 to August 31, 2016	—	—	—	—
September 1 to September 30, 2016	—	—	—	—

Total	969,112	$8.190	969,112	(1)

(1)	The maximum number of shares available for repurchase on July 6, 2016 was 4,259,891. A description of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s final prospectus (File No. 333-191925) filed on February 6, 2015 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 1, 2016.)

10.17	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.20	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.21	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.22	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.23*	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC.

10.24	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016.)

10.25	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.26	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.27	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.28	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.25 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.29	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.30	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.31	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.32	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.33	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.34	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.35	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group,

LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.36	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.37	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016.)

10.38	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.39	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.40	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.41	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.42	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.43	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.44	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.45	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.46	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.47	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2016.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)