Form 10-K
period 2016-12-31
FS Investment Corp III
filed 2017-03-10
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being sold at an institutional offering price of $8.64 per share, or at a price per share necessary to ensure that shares are not sold at a price below net asset value per share.

There were 275,288,550 shares of the registrant’s common stock outstanding as of February 28, 2017.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION III

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2016

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, we had total assets of approximately $3.7 billion.

We are managed by FSIC III Advisor, LLC, or FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC III Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor, according to guidelines set by FSIC III Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $93.3 billion in assets under management as of December 31, 2016.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,446,810. During the same period, we sold investments for proceeds of $523,654 and received principal repayments of $590,384. As of December 31, 2016, our investment portfolio, with a total fair value of $3,243,310 (66% in first lien senior secured loans, 7% in second lien senior secured loans, 3% in senior secured bonds, 19% in subordinated debt, 0% in collateralized securities and 5% in equity/other), consisted of interests in 114 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $159.5 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.2% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.5% based upon the amortized cost of our investments. For the year ended December 31, 2016, our total return was 18.31% and our total return without assuming reinvestment of distributions was 17.58%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2016 and our institutional offering price of $8.55 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2016 was 8.19%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of December 31, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 11 to our consolidated financial statements included herein for information regarding the calculation of our total returns.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through February 28, 2017, we have issued 280,778,112 shares of common stock for gross proceeds of $2,681,451. As of February 28, 2017, we had raised total gross proceeds of $2,693,438, including $200 of seed capital contributed by the principals of FSIC III

Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

We are currently offering shares of our common stock pursuant to our continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, who we collectively refer to as Advisors, and to certain affiliated investors who purchase through FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, our dealer manager. We refer to sales of shares of our common stock through Advisors as the Institutional Channel. In February 2016, we closed our continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of our common stock through broker-dealers that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms, who we collectively refer to as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in our continuous public offering.

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

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2014. During the years ended December 31, 2016, 2015 and 2014, we repurchased 4,612,315, 669,010 and 4,050 shares, respectively, at an average price per share of $8.252, $8.786 and $9.000, respectively, for aggregate consideration totaling $38,060, $5,878 and $36, respectively. On January 4, 2017, we repurchased 1,536,048 shares at $8.550 per share for aggregate consideration totaling $13,133.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We currently intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to the institutional offering price on the date of repurchase. Our share repurchase program will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, determined on a weekly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228
2016	$0.7000	$183,009

On November 4, 2016 and March 7, 2017, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

About FSIC III Advisor

FSIC III Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, a national sponsor of alternative investments designed for the individual investor. FSIC III Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage FS Investments’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC III Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,110,071
FS Energy and Power Fund(2)	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,073,753
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,910,727
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$176,089
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,971,450

(1)	As of December 31, 2016, except as otherwise noted below.

(2)	As of September 30, 2016.

(3)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—T and FS Global Credit Opportunities Fund—ADV, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Two other funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Closed Funds, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors in April 2016.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC III Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC III Advisor, Mr. Forman currently serves as chairman and chief executive officer of FS Investment Corporation, and as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, FSGCOF Offered Funds and the FSGCOF Closed Funds.

FSIC III Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC III Advisor’s management team, will allow FSIC III Advisor to successfully execute our investment strategies.

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

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2016, GSO and its affiliates, excluding Blackstone, managed approximately $93.3 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC III Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $366.6 billion as of December 31, 2016. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

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

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 6% of overall middle market loan volume in 2016, down slightly from 7% in 2015 and down from nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape due to the new presidential administration.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.3% of the institutional investor base for broadly syndicated loans in 2016, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

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

Investment Strategies

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC III Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

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

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 7.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 7.0% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Our Transaction Process

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$31,381	1%	$32,097	1%
2	3,060,613	94%	2,460,811	90%
3	115,673	4%	174,729	6%
4	28,191	1%	70,246	3%
5	7,452	0%	6,747	0%

Total	$3,243,310	100%	$2,744,630	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC III Advisor and any other professionals or materials that our board of directors deems relevant, including GDFM and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(3)
Deutsche Bank Credit Facility(4)	Revolving Credit Facility	L+2.25%	$240,000	$10,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The total return swap, or TRS, may be terminated by Center City Funding, LLC, or Center City Funding, or by Citibank N.A., or Citibank, at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

(2)

On August 29, 2016, Burholme Funding LLC, or Burholme Funding, entered into an amendment to the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP, to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from

55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized. On November 15, 2016, Burholme Funding entered into an amendment to the facility to increase the maximum commitment financing available to Burholme Funding to $250,000 from $200,000.

(3)	As described in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(4)	On January 12, 2017, Dunlap Funding LLC, or Dunlap Funding, entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of borrowings available under the Deutsche Bank credit facility from $250,000 to $350,000.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $1,196,899 and 3.12%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.30%.

See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC III Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and FSIC III Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on August 10, 2016 and FSIC III Advisor’s code of ethics was filed as an exhibit to post-effective amendment no. 7 to our registration statement on Form N-2 filed with the SEC on August 10, 2016. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared.

We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those years.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FSIC III Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the new presidential administration. For additional information, see “—Market Opportunity” and “—Potential Competitive Strengths.”

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSIC III Advisor, which manages and oversees our investment operations. In the future, FSIC III Advisor may retain additional investment personnel based upon its needs.

Available Information

For so long as our bylaws require, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, for so long as our bylaws require, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestments.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K. Stockholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. Stockholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Stockholders may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

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

In addition, our board of directors may also amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. Notwithstanding that we have adopted a share repurchase program, we also have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which is less than the purchase price stockholders paid for the shares being repurchased. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

In addition, even if GDFM identifies privately-negotiated investment opportunities that meet our investment objectives, our ability to invest in such investments may be limited or restricted by the terms of the exemptive relief order from the SEC dated June 4, 2013. Moreover, because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term) and the allocation policies of FSIC III Advisor, GDFM and their respective affiliates.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets.

To the extent declared distributions exceed our net investment income or cash flow from operations, we may fund distributions from the uninvested proceeds of our continuous public offering or borrowings, and we have not established limits on the amount of funds we may use from these sources to make future distributions. We have also paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from any of the aforementioned sources could reduce the amount of capital we ultimately invest.

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

The net asset value of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

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

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors, and members of FSIC III Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.

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

Our investments may include original issue discount and PIK instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

Original issue discount or PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FSIC IV Advisor’s future base management fees which, thus, increases FSIC IV Advisor’s future income incentive fees at a compounding rate;

•

Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

•	Original issue discount may create a risk of non-refundable cash payments to FSIC III Advisor based on non-cash accruals that may never be realized.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned financing subsidiary, Center City Funding, has entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of the TRS between Center City Funding and Citibank.

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

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after June 27, 2017. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 27, 2017 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 27, 2017. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500.0 million as of December 31, 2016), multiplied by (z) 1.55% per annum (1.50% per annum as of December 31, 2015). Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including recent social and political tensions in the U.S. and around the world (e.g., the United Kingdom referendum to leave the European Union), concerns regarding the Chinese economy and declines in commodity prices, has led to, and may continue to lead to, volatility in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October

2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015 and the fourth quarter of 2016. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P, lowered its long-term sovereign credit rating. In addition, the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Prices for oil and gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the new presidential administration may increase the number of middle market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

There is a risk that investors in our common stock may not receive distributions.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including the financial representatives selling our shares, could have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Although not required, we also elect to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the new presidential administration has announced its intention to repeal, amend, or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

FSIC III Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC III Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets, and FSIC III Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC III Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC III Advisor may be incentivized to make investments on our behalf, and GDFM may be incentivized to recommend investments for us to FSIC III Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC III Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FSIC III Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

The members of the senior management and investment teams of both FSIC III Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC III Advisor also serve in similar capacities for the investment advisers to FS Investments’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation IV, and FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC III Advisor to manage our day-to-day activities and to implement our investment strategies. FSIC III Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC III Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FSIC III Advisor and its employees will devote only as much of its or their time to our business as FSIC III Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC III Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC III Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FSIC III Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC III Advisor nor GDFM, or individuals employed by FSIC III Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be introduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FSIC III Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our debt financing arrangements.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.8 billion in total average assets, (ii) a weighted average cost of funds of 3.19%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the full $1.4 billion available to us as of December 31, 2016 under our financing arrangements as of such date is outstanding) and (iv) $2.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(17.27)%	(9.51)%	(1.76)%	6.00%	13.76%

Similarly, assuming (i) $3.8 billion in total average assets, (ii) a weighted average cost of funds of 3.19% and (iii) $1.4 billion in debt outstanding (i.e., assumes that the full $1.4 billion available to us as of December 31, 2016 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.13% in order to cover the annual interest payments on our outstanding debt.

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

Pursuant to the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Germantown Funding pursuant to an amended and restated sale and contribution agreement, dated as of June 18, 2015, between us and Germantown Funding, or the Sale and Contribution Agreement. Assets held by Germantown Funding secure the obligations of Germantown Funding under floating rate notes, or the Notes, issued from time to time by Germantown Funding to Society Hill Funding pursuant to an indenture, dated as of June 18. 2015, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture the aggregate principal amount of Notes that may be issued by Germantown Funding from time to time is $500.0 million. Society Hill Funding will purchase the Notes to be issued by Germantown Funding from time to time at a purchase price equal to their par value.

All principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of October 15, 2027.

Society Hill Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of June 18, 2015 (and effective as of July 15, 2015), or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning July 15, 2015 to, but excluding the date that is ten business days prior to, July 15, 2019, Goldman will purchase notes held by Society Hill Funding for an aggregate purchase price equal to 60.0% of the principal amount of notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $500.0 million. Accordingly, the aggregate maximum amount payable to Society Hill Funding under the Goldman facility will not exceed $300.0 million.

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

For as long as the Notes remain outstanding, Goldman has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Germantown Funding under the Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Indenture trustee to declare events of default under or accelerate the Notes in accordance with the terms of the Indenture. Goldman has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Notes and triggering a repayment obligation on the part of Germantown Funding. Germantown Funding may not have funds sufficient to make required payments on the Notes and make any distributions to us. Any failure of Germantown Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The market value of the Notes may decline causing Society Hill Funding to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the Goldman facility the market value of the Notes (measured by reference to the market value of Germantown Funding’s portfolio of assets), together with any posted cash collateral, is less than the required margin amount under the Goldman facility, or the Margin Threshold, Society Hill Funding may be required to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the Notes, plus any posted cash collateral, at such time is less than the Margin Threshold; provided, however, that Society Hill Funding will not be required to post cash collateral with Goldman until such market value has declined at least 10% from the initial market value of the Notes. In addition, if the market value of any underlying asset held in Germantown Funding’s portfolio of assets is less than 70% of the initial market value of such underlying asset, or the Market Value Requirement, Goldman may require Society Hill Funding to post additional cash collateral in an amount equal to 15% of the outstanding principal balance of such underlying asset. In each such event, in order to satisfy these requirements, Society Hill Funding intends to borrow funds from us pursuant to a revolving credit agreement, dated as of June 18, 2015, between Society Hill Funding, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Society Hill Funding pursuant to the terms of the Revolving Credit Agreement. Borrowings under the revolving credit agreement may not exceed $300.0 million and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Society Hill Funding to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

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

We receive cash from Germantown Funding and Society Hill Funding only to the extent that Germantown Funding or Society Hill Funding, respectively, makes distributions to us. Germantown Funding may make distributions to us, in turn, only to the extent not prohibited by the Indenture. The Indenture generally provides that distributions by Germantown Funding may not be made unless all amounts then due and owing with respect to the Notes have been paid in full. Society Hill Funding may make distributions to us only to the extent not prohibited by the Goldman facility. The Goldman facility generally provides that Society Hill Funding may be required to post cash collateral to meet the Margin Threshold and the Market Value Requirement and therefore may not be able to make distributions to us. If we do not receive cash from Germantown Funding or Society Hill Funding, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy the RIC annual distribution requirements.

Besides maintaining our election to be treated as a BDC under the 1940 Act, in order for us to qualify as a RIC under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

In any tax year in which we qualify as a RIC, in order for us to be able to be subject to tax as a RIC, we are required to meet an annual distribution requirement. The annual distribution requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain form relief from RIC disqualification due to failures of the 90% Income Test or any of the diversification tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the diversification tests.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK interest that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

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

None.

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

Prior to the IBD Channel closing, shares of our common stock in our continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in our continuous public offering have been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. The current institutional offering price at which we are selling shares of our common stock in our continuous public offering is $8.64; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which is below our then-current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current institutional offering price, we will reduce our institutional offering price in order to establish a new institutional offering price that is not more than 2.5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of February 28, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	550,000,000	—	275,288,550

As of February 28, 2017, we had 52,290 record holders of our common stock.

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

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We currently intend to offer to repurchase such shares of common stock on each date of repurchase at a price equal to the institutional offering price on the date of repurchase. In months in which we repurchase shares of common stock pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of shares of common stock in our continuous public offering. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	2,030,975	$8.505	2,030,975	(1)
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	—	—	—	—

Total	2,030,975	$8.505	2,030,975	(1)

(1)	The maximum number of shares available for repurchase on October 5, 2016 was 4,259,891. A description of the maximum number of shares of common stock that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record determined on a weekly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228
2016	$0.7000	$183,009

On November 4, 2016 and March 7, 2017, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to the institutional offering price on the date of issuance.

Pursuant to an expense support and conditional reimbursement agreement, dated as of December 20, 2013, or the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2016 and 2015, for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,		Period from April 2, 2014 (Commencement of Operations) through December 31, 2014(1)	Period from June 7, 2013 (Inception) through December 31, 2013(1)
	2016	2015
Statements of operations data:
Investment income	$329,021	$195,249	$25,055	$—
Operating expenses
Operating expenses and excise taxes	159,326	81,413	9,530	189
Less: Expense reimbursement from sponsor	—	—	(3,469)	—
Add: Expense recoupment to sponsor	—	3,469	—	—

Total operating expenses	159,326	84,882	6,061	189

Net investment income (loss)	169,695	110,367	18,994	(189)
Total net realized and unrealized gain (loss) on investments and total return swap	189,791	(197,131)	(26,138)	—

Net increase (decrease) in net assets resulting from operations	$359,486	$(86,764)	$(7,144)	$(189)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.65	$0.65	$0.45	$(8.51)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$1.37	$(0.51)	$(0.17)	$(8.51)

Distributions declared(3)	$0.70	$0.70	$0.52	$—

Balance sheet data:
Total assets	$3,662,739	$3,056,953	$1,023,266	$200

Credit facilities, secured borrowing and repurchase agreement payable	$1,290,391	$1,088,122	$112,100	$—

Total net assets	$2,323,940	$1,895,042	$842,577	$200

Other data:
Total return(4)	18.31%	(1.48)%	1.72%	—
Total return (without assuming reinvestment of distributions)(5)	17.58%	(0.93)%	1.67%	—
Number of portfolio company investments at period end	114	130	83	—
Total portfolio investments for the period	$1,446,810	$2,647,079	$797,312	—
Proceeds from sales and prepayments of investments	$1,114,038	$419,262	$79,229	—

(1)	We formally commenced investment operations on April 2, 2014. Prior to such date, we had no operations except for matters relating to our organization.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

(5)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of our future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Revenues

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments and net unrealized appreciation or depreciation on total return swap.

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

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity/other securities we hold.

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

•

all other expenses incurred by FSIC III Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC III Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC III Advisor or GDFM, to the extent they are not controlling persons of FSIC III Advisor or GDFM, or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

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

As of December 31, 2015, no reimbursements were payable to us from FS Investments. During the year ended December 31, 2016, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the year ended December 31, 2016, we did not receive any cash reimbursements from FS Investments. As of December 31, 2016, we had no reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the year ended December 31, 2016, we paid $218 in expense recoupments to FS Investments. As of December 31, 2016, we had no expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,446,810. During the same period, we sold investments for proceeds of $523,654 and received principal repayments of $590,384. As of December 31, 2016, our investment portfolio, with a total fair value of $3,243,310 (66% in first lien senior secured loans, 7% in second lien senior secured loans, 3% in senior secured bonds, 19% in subordinated debt, 0% in collateralized securities and 5% in equity/other), consisted of interests in 114 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $159.5 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.2% of par and our estimated gross portfolio yield, prior to leverage, was 9.5% based upon the amortized cost of our investments. For the year ended December 31, 2016, our total return was 18.31% and our total return without assuming reinvestment of distributions was 17.58%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2016 and our institutional offering price of $8.55 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2016 was 8.19%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of December 31, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 11 to our consolidated financial statements included herein for information regarding the calculations of our total returns.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
Net Investment Activity	2016	2015
Purchases	$1,446,810	$2,647,079
Sales and Redemptions	(1,114,038)	(419,262)

Net Portfolio Activity	$332,772	$2,227,817

	For the Year Ended December 31,
	2016		2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$874,221	60%	$1,748,636	66%
Senior Secured Loans—Second Lien	92,906	6%	196,803	8%
Senior Secured Bonds	125,265	9%	111,984	4%
Subordinated Debt	255,347	18%	537,531	20%
Collateralized Securities	—	—	—	—
Equity/Other	99,071	7%	52,125	2%

Total	$1,446,810	100%	$2,647,079	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,134,733	$2,135,929	66%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	248,576	235,293	7%	297,474	264,261	10%
Senior Secured Bonds	86,137	84,664	3%	113,064	75,597	3%
Subordinated Debt	610,349	614,442	19%	539,488	451,694	17%
Collateralized Securities	7,317	7,327	0%	8,181	7,607	0%
Equity/Other	162,029	165,655	5%	68,062	66,919	2%

Total	$3,249,141	$3,243,310	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016 and 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of $388,681 and $394,986, respectively, as of December 31, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015.

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,488,519	$2,495,162	69%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	283,471	271,046	7%	358,215	321,479	10%
Senior Secured Bonds	86,137	84,664	2%	113,064	75,597	3%
Subordinated Debt	610,349	614,442	17%	539,488	451,694	15%
Collateralized Securities	7,317	7,327	0%	8,181	7,607	0%
Equity/Other	162,029	165,655	5%	68,062	66,919	2%

Total	$3,637,822	$3,638,296	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Number of Portfolio Companies	114	130
% Variable Rate (based on fair value)	70.4%	76.8%
% Fixed Rate (based on fair value)	24.5%	20.8%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	5.1%	2.4%
Average Annual EBITDA of Portfolio Companies	$159,500	$212,800
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.2%	97.5%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.5%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$285,968	$749,165
Exited Investments (including partial paydowns)	(195,778)	(532,119)

Net Direct Originations	$90,190	$217,046

	For the Three Months Ended December 31, 2016		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$248,537	87%	$599,683	80%
Senior Secured Loans—Second Lien	3,591	1%	64,660	9%
Senior Secured Bonds	3,335	1%	3,335	0%
Subordinated Debt	11,504	4%	40,277	5%
Collateralized Securities	—	—	—	—
Equity/Other	19,001	7%	41,210	6%

Total	$285,968	100%	$749,165	100%

	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$17,873	$22,034
Weighted Average Maturity for New Direct Originations	4/12/23	3/27/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.8%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.4%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	6.2%	8.5%

The following table presents certain selected information regarding our direct originations as of December 31, 2016 and 2015:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2016	December 31, 2015
Number of Portfolio Companies	51	47
Average Annual EBITDA of Portfolio Companies	$61,900	$77,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.6x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%	9.7%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,264,209	70%	$1,890,092	69%
Opportunistic	724,989	22%	571,815	21%
Broadly Syndicated/Other	254,112	8%	282,723	10%

Total	$3,243,310	100%	$2,744,630	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$35,373	1%	$128,407	5%
Capital Goods	331,376	10%	277,975	10%
Commercial & Professional Services	444,650	14%	274,662	10%
Consumer Durables & Apparel	147,125	5%	147,483	5%
Consumer Services	302,459	9%	237,666	9%
Diversified Financials	248,148	8%	131,049	5%
Energy	272,759	9%	224,961	8%
Food & Staples Retailing	13,446	1%	4,360	0%
Food, Beverage & Tobacco	—	—	5,183	0%
Health Care Equipment & Services	422,234	13%	398,856	15%
Insurance	7,602	0%	7,251	0%
Materials	116,952	4%	108,964	4%
Media	136,666	4%	83,112	3%
Real Estate	171	0%	1,707	0%
Retailing	77,310	2%	28,204	1%
Semiconductors & Semiconductor Equipment	9,554	0%	9,915	0%
Software & Services	397,389	12%	406,231	15%
Technology Hardware & Equipment	40,777	1%	48,513	2%
Telecommunication Services	40,141	1%	41,293	1%
Transportation	199,178	6%	178,838	7%

Total	$3,243,310	100%	$2,744,630	100%

As of December 31, 2016, except for Aspect Software, Inc., in which we had two senior secured loan investments, one of which was a partially unfunded commitment, and an equity/other investment, Fairway Group Acquisition Co., in which we had three senior secured loan investments and an equity/other investment, and Warren Resources, Inc., in which we had a senior secured loan investment, which was a partially unfunded commitment, and an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2016, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our audited consolidated schedules of investments as of December 31, 2016 and 2015.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$31,381	1%	$32,097	1%
2	3,060,613	94%	2,460,811	90%
3	115,673	4%	174,729	6%
4	28,191	1%	70,246	3%
5	7,452	0%	6,747	0%

Total	$3,243,310	100%	$2,744,630	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

We generated investment income of $329,021 and $195,249 for the years ended December 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $303,049 and $183,744 of cash income earned as well as $25,972 and $11,505 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the years ended December 31, 2016 and 2015, we generated $297,740 and $160,967, respectively, of interest income, which represented 90.5% and 82.4%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the years ended December 31, 2016 and 2015, we generated $31,281 and $34,227, respectively, of fee income, which represented 9.5% and 17.5%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2016 and 2015 were $159,326 and $81,413, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $67,573 and $39,493 for the years ended December 31, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $2,922 and $2,045 for the years ended December 31, 2016 and 2015, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the years ended December 31, 2016 and 2015, we accrued a subordinated incentive fee on income of $39,754 and $20,222, respectively, based on the performance of the portfolio. During the years ended December 31, 2016 and 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $39,584 and $13,746 for the years ended December 31, 2016 and 2015, respectively, in connection with our financing arrangements. For the years ended December 31, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,019 and $691, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,613 and $1,532, respectively. Fees for our board of directors were $1,010 and $822 for the years ended December 31, 2016 and 2015, respectively. Amortization of our deferred offering costs was $1,273 for the year ended December 31, 2016. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $4,297 and $2,767 for the years ended December 31, 2016 and 2015, respectively, and consisted of the following:

	Year Ended December 31,
	2016	2015
Expenses associated with our independent audit and related fees	$396	$308
Compensation of our chief compliance officer(1)	—	13
Legal fees	420	791
Printing fees	1,911	734
Other	1,570	921

Total	$4,297	$2,767

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and does not receive any direct compensation from us in this capacity.

During the years ended December 31, 2016 and 2015, the ratio of our operating expenses, together with excise taxes, to our average net assets was 7.51% and 5.65%, respectively. During the year ended December 31, 2015, the ratio of our net operating expenses, together with excise taxes, to our average net assets, which includes $3,469 of expense recoupments from FS Investments, was 5.89%. During the years ended December 31, 2016 and 2015, the ratio of our operating expenses to average net assets included $39,584 and $13,746, respectively, related to interest expense, $39,754 and $20,222, respectively, related to accruals for incentive fees, $281 and $95, respectively, for excise taxes, and $1,273 and $0, respectively related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 3.70% and 3.52% for the years ended December 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the years ended December 31, 2016 and 2015, we paid $218 and $3,251, respectively, in expense recoupments to FS Investments. During the years ended December 31, 2016 and 2015, we accrued $0 and $3,469 for expense recoupments payable to FS Investments. As of December 31, 2016, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $169,695 ($0.65 per share) and $110,367 ($0.65 per share) for the years ended December 31, 2016 and 2015, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $523,654 and $590,384, respectively, during the year ended December 31, 2016, from which we realized a net loss of $47,149. We sold investments and received principal repayments of $301,909 and $117,353, respectively, during the year ended December 31, 2015, from which we realized a net loss of $24,122. During the years ended December 31, 2016 and 2015, we earned $15,785 and $14,561, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap

For the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $184,064, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(239) and the net change in unrealized appreciation (depreciation) on our TRS was $37,330. For the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(167,011) and the net change in unrealized appreciation (depreciation) on our TRS was $(20,559). The net change in unrealized appreciation (depreciation) on our investments and TRS was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $359,486 ($1.37 per share) and $(86,764) ($(0.51) per share), respectively.

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

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we accrued a subordinated incentive fee on income of $20,222 and $0, respectively, based on the performance of the portfolio. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, we did not accrue any capital gains incentive fees based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

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

During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, the ratio of our operating expenses, together with excise taxes, to our average net assets was 5.65% and 2.54%, respectively. During the year ended December 31, 2015, the ratio of our total operating expenses, together with excise taxes, to our average net assets, which includes $3,469 of expense recoupments paid to FS Investments was 5.89%. During the period from April 2, 2014 through December 31, 2014, the ratio of our total operating expenses, together with excise taxes, to our average net assets, which includes $3,469 of expense reimbursements from FS Investments, was 1.61%. During the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, the ratio of our operating expenses to average net assets included $13,746 and $371, respectively, related to interest expense, $20,222 and $0, respectively, related to accruals for incentive fees and $95 and $0, respectively, for excise taxes. Without such expenses, our ratio of operating expenses to average net assets would have been 3.52% and 2.44% for the year ended December 31, 2015 and the period from April 2, 2014 through December 31, 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the year ended December 31, 2015, we accrued $3,469 for expense recoupments payable to FS Investments of which $3,251 was paid. As of December 31, 2015, we had $218 of expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

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

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2016, we had $249,862 in cash, which we and our wholly owned financing subsidiaries held in custodial accounts, and $118,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2016, we had $111,319 in capacity available under the TRS and $72,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of December 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2016, we had twenty-one debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that must be above our net asset value per share.

During the year ended December 31, 2016, we issued 35,695,739 shares of common stock for gross proceeds of $300,473 at an average price per share of $8.42. The gross proceeds received during the year ended December 31, 2016 include reinvested stockholder distributions of $96,669 for which we issued 11,789,088 shares of common stock. The selling commissions and dealer manager fees related to the sale of our common stock was $9,992 for the year ended December 31, 2016. This amount includes $1,961 in dealer manager fees retained by the dealer manager, FS Investment Solutions, which is one of our affiliates.

Since commencing our continuous public offering and through February 28, 2017, we have issued 280,778,112 shares of common stock for gross proceeds of $2,681,451. As of February 28, 2017, we had raised total gross proceeds of $2,693,438, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the years ended December 31, 2016, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
September 30, 2014	October 1, 2014	4,050	100%	0.01%	$9.000	$36
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	0.02%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	0.05%	$8.955	$543
June 30, 2015	July 8, 2015	316,818	100%	0.19%	$8.955	$2,837
September 30, 2015	October 7, 2015	274,874	100%	0.13%	$8.550	$2,350
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	$8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.190	$7,937
September 30, 2016	October 5, 2016	2,030,975	100%	0.76%	$8.505	$17,273

On January 4, 2017, we repurchased 1,536,048 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.56% of the shares outstanding as of such date) at $8.550 per share for aggregate consideration totaling $13,133.

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

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(3)
Deutsche Bank Credit Facility(4)	Revolving Credit Facility	L+2.25%	$240,000	$10,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

(2)

On August 29, 2016, Burholme Funding entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized. On November 15, 2016, Burholme Funding entered into an amendment to the facility to increase the maximum commitment financing available to Burholme Funding to $250,000 from $200,000.

(3)	As described in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(4)	On January 12, 2017, Dunlap Funding LLC, or Dunlap Funding, entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of borrowings available under the Deutsche Bank credit facility from $250,000 to $350,000.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $1,196,899 and 3.12%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.30%.

For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements contained in this annual report on Form 10-K.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2016 and 2015 represented a return of capital. For the year ended December 31, 2014, if FS Investments had not reimbursed certain of our expenses, approximately, 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228
2016	$0.7000	$183,009

On November 4, 2016 and March 7, 2017, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	183,009	100%	118,228	100%	17,970	84%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	87	0%
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	3,469	16%

Total	$183,009	100%	$118,228	100%	$21,526	100%

(1)	During the years ended December 31, 2016, 2015 and 2014, 92.1%, 94.1% and 98.3%, respectively, of our gross investment income was attributable to cash income earned, 2.6%, 4.4% and 1.7%, respectively, was attributable to non-cash accretion of discount and 5.3%, 1.5% and 0.0% respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2016, 2015 and 2014 was $182,509, $127,179 and $21,439, respectively. As of December 31, 2016, 2015 and 2014, we had $9,589, $10,089 and $0, respectively, of undistributed net investment income and $60,099, $24,134 and $0 respectively, of accumulated capital losses on a tax basis.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2016, 2015 and 2014.

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

Our investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-nine senior secured loan investments, two senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. Three senior secured loan investments and one equity/other investment which were newly issued and purchased near December 31, 2016, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 31, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We value the TRS in accordance with the TRS agreement. Pursuant to the TRS agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS agreement. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information on the TRS.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. The valuation committee of the board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in Note 8 to our consolidated financial statements contained in the this annual report on Form 10-K) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the TRS.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs were expensed as incurred. See also “—Related Party Transactions.”

Offering Costs

Our offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock. Historically, we charged offering costs against capital in excess of par value on our consolidated balance sheets. Following recent discussions with the Staff of the Division of Investment Management of the SEC, we decided to change our accounting treatment of offering costs and defer and amortize such costs to expense over twelve months. We evaluated this change in accounting treatment of offering costs, which we implemented effective January 1, 2016, and determined that it did not have a material impact on our previously reported consolidated financial position, results of operations or cash flows. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014 we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2016, 2015 and 2014.

For the years ended December 31, 2016, 2015 and 2014, we incurred $67,573, $39,493 and $6,323, respectively, in base management fees and $2,922, $2,045 and $435, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC III Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2016, 2015 and 2014, we accrued a subordinated incentive fee on income of $39,754, $20,222 and $0, respectively, based on the performance of our portfolio. During the year ended December 31, 2016, we paid FSIC III Advisor $39,256 in subordinated incentive fee on income. As of December 31, 2016, a subordinated incentive fee on income of $12,323 was payable to FSIC III Advisor. For the years ended December 31, 2016, 2015 and 2014, we did not accrue any capital gains incentive fees based on the performance of our portfolio, and we did not pay any capital gains incentive fees to FSIC III Advisor during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we had accrued no capital gains incentive fees.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$187,700	$187,700	—	—	—
Deutsche Bank Credit Facility(2)	$240,000	—	$240,000	—	—
JPM Credit Facility(3)	$400,000	—	$400,000	—	—
Goldman Facility(4)	$300,000	—	$300,000	—	—
Capital One Credit Facility(5)	$150,000	—	—	$150,000	—
Partial Loan Sale(6)	$13,929	—	—	—	$13,929

(1)	At December 31, 2016, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2016, neither Burholme Funding nor BNPP had provided notice of its intent to terminate the facility.

(2)	At December 31, 2016, $10,000 remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.

(3)	At December 31, 2016, no amounts remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

(4)	At December 31, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	At December 31, 2016, no amounts remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

(6)	At December 31, 2016, no amounts remained unused under the secured borrowing. Amounts outstanding under the secured borrowing will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has agreed to permanently waive a portion of the base management fee so that the fee received equals 1.75% of our average weekly gross assets.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$67,573	$39,493	$6,323
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$39,754	$20,222	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,922	$2,045	$435
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,521	$3,504	$2,494
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,961	$22,411	$16,845

(1)	During the years ended December 31, 2016, 2015 and 2014, $0, $598 and $2,559, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $63,761, $28,648 and $0, respectively, in net base management fees were paid to FSIC III Advisor. As of December 31, 2016, $17,823 in base management fees were payable to FSIC III Advisor.

(2)	During the years ended December 31, 2016, 2015 and 2014, $39,256, $8,397 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of December 31, 2016, a subordinated incentive fee on income of $12,323 was payable to FSIC III Advisor.

(3)	During the years ended December 31, 2016, 2015 and 2014, $2,766, $1,875 and $384, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $3,045, $1,493 and $232 in administrative services expenses to FSIC III Advisor during the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	During the years ended December 31, 2016, 2015 and 2014, we incurred offering costs of $2,250, $6,200 and $4,479, respectively, of which $1,521, $3,504 and $2,494, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. See Note 2 of our consolidated financial statements included herein for a discussion regarding our change in the accounting treatment of offering costs.

(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering. The fees reflected for the year ended December 31, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our agreements with FSIC III Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FSIC III Advisor, capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchase of our common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 70.4% of our portfolio investments (based on fair value) paid variable interest rates, 24.5% paid fixed interest rates, 5.1% were non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $500,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility, the Capital One credit facility and secured borrowing arrangement, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$1,229	$(11,849)	$13,078	4.6%
No change	—	—	—	—
Up 100 basis points	22,871	11,849	11,022	3.9%
Up 300 basis points	69,189	35,547	33,642	11.9%
Up 500 basis points	115,518	59,245	56,273	20.0%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of December 31, 2016, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2016, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited FS Investment Corporation III’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation III’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation III maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FS Investment Corporation III, including the consolidated schedules of investments as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation III

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation III (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation III as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation III’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of FS Investment Corporation III’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 10, 2017

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,145,895 and $2,934,525, respectively)	$3,134,721	$2,744,630
Non-controlled/affiliated investments (amortized cost—$103,246 and $0, respectively)	108,589	—

Total investments, at fair value (amortized cost—$3,249,141 and $2,934,525, respectively)	3,243,310	2,744,630
Cash	249,862	142,393
Due from counterparty	118,000	118,000
Receivable for investments sold and repaid	5,228	3,696
Interest receivable	29,501	22,451
Receivable for common stock purchased	—	20,189
Deferred financing costs	2,641	3,591
Deferred offering costs	977	—
Receivable due on total return swap(1)	1,817	1,830
Prepaid expenses and other assets	—	173
Unrealized appreciation on total return swap(1)	11,403	—

Total assets	$3,662,739	$3,056,953

Liabilities
Unrealized depreciation on total return swap(1)	$—	$25,927
Payable for investments purchased	4,850	7,546
Repurchase agreement payable (net of deferred financing costs of $1,009 and $1,408, respectively)(2)	298,991	287,792
Credit facilities payable (net of deferred financing costs of $340 and $125, respectively)	977,360	800,330
Secured borrowing, at fair value (proceeds of $13,801 and $0, respectively)(3)	14,040	—
Stockholder distributions payable	—	88
Management fees payable	17,823	14,011
Subordinated income incentive fees payable(4)	12,323	11,825
Expense recoupment payable to sponsor(5)	—	218
Administrative services expense payable	632	755
Interest payable	8,586	5,753
Directors’ fees payable	243	207
Other accrued expenses and liabilities	3,951	7,459

Total liabilities	1,338,799	1,161,911

Commitments and contingencies(6)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 272,354,014 and 241,270,590 shares issued and outstanding, respectively	272	241
Capital in excess of par value	2,376,143	2,128,529
Accumulated net realized losses on investments and total return swap(7)	(61,526)	(24,135)
Accumulated undistributed (distributions in excess of) net investment income(7)	3,718	6,229
Net unrealized appreciation (depreciation) on investments, total return swap and secured borrowing	5,333	(215,822)

Total stockholders’ equity	2,323,940	1,895,042

Total liabilities and stockholders’ equity	$3,662,739	$3,056,953

Net asset value per share of common stock at year end	$8.53	$7.85

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction.

(3)	See Note 8 for a discussion of the Company’s secured borrowing.

(4)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(5)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(6)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(7)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Investment income
From non-controlled/unaffiliated investments:
Interest income	$295,811	$160,967	$17,639
Fee income	30,888	34,227	7,416
Dividend income	—	55	—
From non-controlled/affiliated investments:
Interest income	1,929	—	—
Fee income	393	—	—

Total investment income	329,021	195,249	25,055

Operating expenses
Management fees	67,573	39,493	6,323
Subordinated income incentive fees(1)	39,754	20,222	—
Administrative services expenses	2,922	2,045	435
Stock transfer agent fees	1,613	1,532	522
Accounting and administrative fees	1,019	691	136
Organization costs	—	—	64
Interest expense	39,584	13,746	371
Directors’ fees	1,010	822	305
Offering costs	1,273	—	—
Other general and administrative expenses	4,297	2,767	1,374

Operating expenses	159,045	81,318	9,530
Less: Expense reimbursement from sponsor(2)	—	—	(3,469)
Add: Expense recoupment to sponsor(2)	—	3,469	—

Total operating expenses	159,045	84,787	6,061

Net investment income before taxes	169,976	110,462	18,994
Excise taxes	281	95	—

Net investment income	169,695	110,367	18,994

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(50,870)	(24,122)	170
Non-controlled/affiliated investments	3,721	—	—
Net realized gain (loss) on total return swap(3)	15,785	14,561	1,944
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	178,721	(167,011)	(22,884)
Non-controlled/affiliated investments	5,343	—	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	37,330	(20,559)	(5,368)
Net change in unrealized appreciation (depreciation) on secured borrowing(4)	(239)	—	—

Total net realized and unrealized gain (loss) on investments	189,791	(197,131)	(26,138)

Net increase (decrease) in net assets resulting from operations	$359,486	$(86,764)	$(7,144)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per share)	$1.37	$(0.51)	$(0.23)

Weighted average shares outstanding	261,901,989	170,395,623	31,450,610

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	See Note 8 for a discussion of the Company’s secured borrowing.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operations
Net investment income	$169,695	$110,367	$18,994
Net realized gain (loss) on investments and total return swap(1)	(31,364)	(9,561)	2,114
Net change in unrealized appreciation (depreciation) on investments	184,064	(167,011)	(22,884)
Net change in unrealized appreciation (depreciation) on total return swap(1)	37,330	(20,559)	(5,368)
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	(239)	—	—

Net increase (decrease) in net assets resulting from operations	359,486	(86,764)	(7,144)

Stockholder distributions(3)
Distributions from net investment income	(183,009)	(118,228)	(21,439)
Distributions from net realized gain on investments	—	—	(87)

Net decrease in net assets resulting from stockholder distributions	(183,009)	(118,228)	(21,526)

Capital share transactions(4)
Issuance of common stock	193,812	1,206,250	866,057
Reinvestment of stockholder distributions	96,669	63,285	11,313
Repurchases of common stock	(38,060)	(5,878)	(36)
Offering costs	—	(6,200)	(4,479)
Payments to investment adviser for organization and offering costs(5)	—	—	(3,801)
Capital contributions of investment adviser	—	—	1,993

Net increase in net assets resulting from capital share transactions	252,421	1,257,457	871,047

Total increase in net assets	428,898	1,052,465	842,377
Net assets at beginning of year	1,895,042	842,577	200

Net assets at end of year	$2,323,940	$1,895,042	$842,577

Accumulated undistributed (distributions in excess of) net investment income(3)	$3,718	$6,229	$(599)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 3 for a discussion of the Company’s capital share transactions.

(5)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$359,486	$(86,764)	$(7,144)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,446,810)	(2,647,079)	(797,312)
Paid-in-kind interest	(17,562)	(2,977)	(10)
Proceeds from sales and repayments of investments	1,114,038	419,262	79,229
Net realized (gain) loss on investments	47,149	24,122	(170)
Net change in unrealized (appreciation) depreciation on investments	(184,064)	167,011	22,884
Net change in unrealized (appreciation) depreciation on total return swap(1)	(37,330)	20,559	5,368
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	239	—	—
Accretion of discount	(11,431)	(9,164)	(426)
Organization costs	—	—	64
Amortization of deferred financing costs	1,569	1,152	63
Amortization of deferred offering costs	1,273	—	—
(Increase) decrease in due from counterparty	—	(32,500)	(85,500)
(Increase) decrease in receivable for investments sold and repaid	(1,532)	(3,683)	(13)
(Increase) decrease in expense reimbursement due from sponsor(3)	—	598	(598)
(Increase) decrease in interest receivable	(7,050)	(10,360)	(12,091)
(Increase) decrease in receivable due on total return swap(1)	13	(420)	(1,410)
(Increase) decrease in prepaid expenses and other assets	173	(173)	—
Increase (decrease) in payable for investments purchased	(2,696)	(49,977)	57,523
Increase (decrease) in management fees payable	3,812	10,247	3,764
Increase (decrease) in subordinated income incentive fees payable	498	11,825	—
Increase (decrease) in expense recoupment payable to sponsor(3)	(218)	218	—
Increase (decrease) in administrative services expense payable	(123)	552	203
Increase (decrease) in interest payable	2,833	5,504	249
Increase (decrease) in directors’ fees payable	36	53	154
Increase (decrease) in other accrued expenses and liabilities	(3,508)	6,221	1,238

Net cash used in operating activities	(181,205)	(2,175,773)	(733,935)

Cash flows from financing activities
Issuance of common stock	214,001	1,208,200	843,918
Reinvestment of stockholder distributions	96,669	63,285	11,313
Repurchases of common stock	(38,060)	(5,878)	(36)
Offering costs incurred	(2,250)	(6,200)	(2,550)
Payments to investment adviser for organization and offering costs(4)	—	—	(3,801)
Stockholder distributions	(183,097)	(118,230)	(21,436)
Borrowings under credit facilities(5)	245,300	688,355	112,100
Borrowings under repurchase agreement(6)	10,800	289,200	—
Proceeds from secured borrowing(2)	13,789	—	—
Repayments of credit facilities(5)	(68,055)	—	—
Deferred financing costs paid	(423)	(5,046)	(1,293)

Net cash provided by financing activities	288,674	2,113,686	938,215

Total increase (decrease) in cash	107,469	(62,087)	204,280
Cash at beginning of year	142,393	204,480	200

Cash at end of year	$249,862	$142,393	$204,480

Supplemental disclosure of non-cash financing activities
Organization and offering costs financed by capital contributions of investment adviser	—	—	$1,993

Local and excise taxes paid	$338	$59	—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing. During the year ended December 31, 2016, the Company paid $195 in interest expense on the secured borrowing.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(4)	See Note 4 for a discussion of reimbursements payable by the Company to its investment adviser and affiliates.

(5)	See Note 8 for a discussion of the Company’s credit facilities. During the years ended December 31, 2016, 2015 and 2014, the Company paid $25,792, $7,090 and $59, respectively, in interest expense on the credit facilities.

(6)	See Note 8 for a discussion of the Company’s repurchase transaction. During the years ended December 31, 2016 and 2015, the Company paid $9,195 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—91.9%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$68,464	$68,639	$68,464
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	64,536	64,536	64,536
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	916	916	916
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+815	1.0%	12/18/21	156,195	156,195	158,538
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	12,500	12,500	12,500
AG Group Merger Sub, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	12/29/23	5,500	5,500	5,500
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+770	1.0%	10/31/23	45,000	45,000	45,378
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,665	2,665	2,715
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	1,085	1,085	1,106
American Bath Group, LLC	(h)	Capital Goods	L+575	1.0%	9/30/23	3,854	3,703	3,868
ASG Technologies Group, Inc.	(g)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	18,150	18,104	18,422
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/18	3,200	3,200	3,200
Aspect Software, Inc.	(l)(u)	Software & Services	L+1000	1.0%	5/25/18	110	110	110
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/20	10,156	10,156	10,270
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+804	1.0%	5/8/19	28,000	28,000	28,420
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,850	9,736	9,678
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	29,991	29,093	29,091
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,300	34,300	34,643
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,456
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,483	10,892	10,478
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	L+575		3/1/17	3,846	3,820	3,892
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	L+675		3/1/17	594	590	610
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	13,851	12,000
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,289	12,494	12,412
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	348	348	348
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725		11/1/21	2,261	2,261	2,261
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725		10/31/23	20,000	20,000	20,000
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725		10/31/23	12,174	12,174	12,174
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	16,745	16,144	16,494
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	45,000	45,000	45,398

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	L+800	1.0%	1/3/20	$5,631	$5,631	$5,687
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	3,633	3,633	3,306
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,697	1,697	1,673
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	46,307	46,492	46,712
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	51,125
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	9,693	9,693	9,778
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,988	4,844	5,025
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+955	1.0%	3/26/21	9,643	9,643	9,751
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+775	1.0%	3/26/21	3,214	3,214	3,250
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,223	6,223	6,133
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,379	10,379	10,534
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	105,736	105,736	105,736
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	15,962	15,327	15,883
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	45,450
Murray Energy Corp.	(i)	Energy	L+725	1.0%	4/16/20	10,616	10,398	10,191
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,193	4,193	4,193
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	6,988	6,988	6,988
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+841	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+813	1.0%	9/2/22	21,417	21,417	21,417
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	3,583	3,583	3,583
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,738	14,515	13,116
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,626	14,626	14,773
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/20/21	18,920	18,920	19,015
Polymer Additives, Inc.	(h)	Materials	L+978	1.0%	12/20/21	9,706	9,706	10,094
Production Resource Group, LLC	(f)(i)	Media	L+850	1.0%	7/23/19	52,500	52,395	51,975
Production Resource Group, LLC	(g)(h)(i)	Media	L+850	1.0%	7/23/19	75,902	75,902	75,142
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	21,334	20,030	20,907
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+839	1.0%	11/25/21	154,000	154,000	149,834
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	101,719	101,719	103,245
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+802	1.0%	9/25/21	123,900	123,900	123,900

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC	(f)(h)	Capital Goods	L+769	1.0%	11/18/23	$42,893	$42,893	$42,786
Safariland, LLC	(l)	Capital Goods	L+725	1.0%	11/18/23	11,566	11,566	11,537
Sequential Brands Group, Inc.	(f)(g)(h)(i)(j)	Consumer Durables & Apparel	L+900		7/1/22	131,060	131,060	132,370
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,899	4,884	4,863
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	2,645	665
Strike, LLC	(l)	Energy	L+800	1.0%	5/30/19	6,667	6,568	6,567
Strike, LLC	(h)(k)	Energy	L+800	1.0%	11/30/22	5,000	4,850	4,950
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,353
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,587	24,098
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	14,108	13,900	14,249
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,269	17,270	17,269
TierPoint, LLC	(h)	Software & Services	L+450	1.0%	12/2/21	3,621	3,556	3,649
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+744	1.0%	9/16/21	179,976	179,976	179,976
Transplace Texas, LP	(l)	Transportation	L+700	1.0%	9/16/21	3,973	3,973	3,973
TTM Technologies, Inc.	(h)(j)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	1,847	1,733	1,874
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	10,687	10,687	10,687
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	750	747	702
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,451
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,744	17,744	17,744
Warren Resources, Inc.	(l)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	1,265	1,265	1,265
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,372	33,372	33,997
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,735	48,083
Zeta Interactive Holdings Corp.	(g)(h)(t)	Software & Services	L+750	1.0%	7/29/22	13,929	13,801	14,020
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,743
Zeta Interactive Holdings Corp.	(l)(t)	Software & Services	L+750	1.0%	7/29/22	2,229	2,229	2,249

Total Senior Secured Loans—First Lien							2,310,782	2,311,978
Unfunded Loan Commitments							(176,049)	(176,049)

Net Senior Secured Loans—First Lien							2,134,733	2,135,929

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—10.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	$6,389	$6,186	$6,197
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,864	23,864	23,983
Ascent Resources—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	883
Ascent Resources—Utica, LLC		Energy	L+950	1.5%	9/30/18	683	681	689
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	5,155	3,875	5,000
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,789	24,375
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,349	3,349	3,299
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,889	8,837
Chief Exploration & Development LLC		Energy	L+650	1.3%	5/16/21	991	924	974
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,136	1,132
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,610	17,085
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,280	712
DTZ U.S. Borrower, LLC		Real Estate	L+825	1.0%	11/4/22	170	172	171
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,192	15,361
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,164	3,164	2,595
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,492	4,158
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,581	7,917
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,004	4,802
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,007	1,695
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,416	3,552
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	2,905	2,905	2,779
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	5,002
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	11,535	11,556	11,490
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,492	5,447
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,532	17,446
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,945	30,617
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	34,455	28,684	28,191
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	904

Total Senior Secured Loans—Second Lien							248,576	235,293

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—3.7%
BlueLine Rental Finance Corp.	(e)	Capital Goods	7.0%		2/1/19	$12,983	$11,432	$12,745
CEVA Group Plc	(e)(j)	Transportation	7.0%		3/1/21	3,000	2,567	2,449
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	30,000	30,000	30,250
FBM Finance, Inc.	(e)	Capital Goods	8.3%		8/15/21	7,140	7,140	7,568
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,049	9,554
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	9.6%		10/1/21	4,430	4,430	4,699
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	328	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,476	10,520
Tembec Industries Inc.	(e)(j)	Materials	9.0%		12/15/19	3,715	3,715	3,477
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	3,000	3,000	3,067

Total Senior Secured Bonds							86,137	84,664

Subordinated Debt—26.5%
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,856	9,844
BMC Software Finance, Inc.	(e)	Software & Services	7.3%		6/1/18	10,069	9,927	10,113
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,235	8,688
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,150	21,416
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,497	39,924
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,458	95,443
Coveris Holdings S.A.	(e)(j)	Materials	7.9%		11/1/19	32,855	32,186	32,863
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,008	9,573
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,966	1,524
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	60,087	60,087	59,711
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,827	9,827	9,766
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,146	5,146	5,114
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	12,583	12,582	12,504

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$7,792	$7,792	$7,744
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,517	11,517	11,517
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,838	27,656
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,616	65,250
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,035	2,544
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,674	69,301
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,458	51,113
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	132
SandRidge Energy, Inc.	(e)(j)(m)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(e)(j)	Consumer Services	8.1%		9/15/18	14,638	13,782	14,825
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,376	8,264
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,550	11,295
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,498
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,295	7,602

Total Subordinated Debt							610,349	614,442

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	691	689
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	16.4%		1/25/27	8,310	6,626	6,638

Total Collateralized Securities							7,317	7,327

						Number of Shares	Cost	Fair Value(d)
Equity/Other—7.1%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials				33,163	$875	$875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,131	906
Altus Power America Holdings, LLC, Common Equity	(m)	Energy				462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy				888,211	888	888
ASG Technologies Group, Inc., Warrants, 6/27/2022	(m)	Software & Services				48,325	1,377	1,228
Aspect Software, Inc., Common Equity	(m)(u)	Software & Services				1,092,200	52,727	59,634

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment	83,488	$134	$134
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods	173,900	174	174
Fairway Group Acquisition Co., Common Equity	(m)(u)	Food & Staples Retailing	71,465	2,296	1,858
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	42,484,416	42,484	42,484
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing	206	614	630
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	4,600
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	386
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,995
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,058	8,310
North Haven Cadence Buyer, Inc., Common Equity	(m)	Consumer Services	833,333	833	875
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy	827,156	5,082	5,082
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services	1,202,991	1,250	1,469
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	60	600	584
SandRidge Energy, Inc., Common Equity	(e)(j)(m)	Energy	112,112	2,803	2,640
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	587
Sunnova Energy Corp., Common Equity	(m)	Energy	577,086	2,166	3,134
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	296
TE Holdings, LLC, Common Equity	(m)(o)	Energy	129,829	1,104	974
TE Holdings, LLC, Preferred Equity	(m)	Energy	86,061	859	1,291
Titan Energy, LLC, Common Equity	(m)	Energy	72,739	2,299	1,746
Warren Resources, Inc., Common Equity	(m)(u)	Energy	998,936	4,695	4,295
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	1,478	1,695
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	9,414

Total Equity/Other				162,029	165,655

TOTAL INVESTMENTS—139.6%				$3,249,141	3,243,310

LIABILITIES IN EXCESS OF ASSETS—(39.6%)					(919,370)

NET ASSETS—100.0%					$2,323,940

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)		$388,681		$11,403

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 1.00% and the U.S. Prime Lending Rate, or Prime, was 3.75%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 82.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(k)	Position or portion thereof unsettled as of December 31, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2016, the fair value of securities rehypothecated by BNPP was $176,481.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars as of December 31, 2016.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of for the year ended December 31, 2016:

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in- Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	—	$3,200	—	—	—	—	$3,200	$121	$199	—
Aspect Software, Inc.	—	$10,285	$(129)	—	—	$114	$10,270	$669	—	—
Fairway Group Acquisition Co.	—	$5,631	—	—	—	$56	$5,687	$256	—	—
Fairway Group Acquisition Co.	—	$3,633	—	—	—	$(327)	$3,306	$177	—	—
Warren Resources, Inc.(2)	—	$17,744	—	—	—	—	$17,744	$419	$76	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	—	$3,164	—	—	—	$(569)	$2,595	$169	—	—
Subordinated Debt
Aspect Software, Inc.	—	$7,836	$(11,557)	—	$3,721	—	—	$118	—	—
Equity/Other
Aspect Software, Inc., Common Equity	—	$52,727	—	—	—	$6,907	$59,634	—	$118	—
Fairway Group Acquisition Co., Common Equity	—	$2,296	—	—	—	$(438)	$1,858	—	—	—
Warren Resources, Inc., Common Equity	—	$4,695	—	—	—	$(400)	$4,295	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $110 and a fair value of $110.

(2)	Security includes a partially unfunded commitment with an amortized cost of $1,265 and a fair value of $1,265.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	$1,714	$1,714	$1,722
Greystone Bridge Manager LLC	(j)	Diversified Financials	L+1050		5/1/20	47,140	47,379	46,197
Greystone Bridge Manager LLC	(j)(l)	Diversified Financials	L+1050		5/1/20	5,647	5,647	5,534
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+809	1.0%	3/26/21	9,000	9,000	8,910
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+725	1.0%	3/26/21	3,214	3,214	3,182
Harvey Industries, Inc.	(g)(h)	Capital Goods	L+800	1.0%	10/1/21	28,000	28,000	28,000
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,286	6,286	6,314
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	6,977	6,977	6,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	83,500	83,500	83,500
JMC Acquisition Merger Corp.	(l)	Capital Goods	L+750	1.0%	11/6/21	15,127	15,127	15,127
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	11,850	11,120	11,198
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	44,100
Mood Media Corp.	(f)(j)	Media	L+600	1.0%	5/1/19	358	355	341
Murray Energy Corp.	(i)	Energy	L+650	1.0%	4/16/20	10,292	10,019	6,631
Navistar, Inc.	(j)(k)	Capital Goods	L+550	1.0%	8/7/20	6,000	5,230	5,315
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,888	14,621	12,282
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,856	14,856	14,708
Pittsburgh Glass Works, LLC	(f)(g)(h)(i)	Automobiles & Components	L+916	1.0%	11/25/21	91,924	91,924	91,924
Polymer Additives, Inc.	(f)(i)	Materials	L+838	1.0%	12/20/21	18,920	18,920	19,299
Production Resource Group, LLC	(f)(i)	Media	L+750	1.0%	7/23/19	52,500	52,362	53,025
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	12,091	11,179	11,789
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+842	1.0%	11/25/21	154,000	154,000	154,104
Reddy Ice Corp.	(i)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	5,217	4,703	4,303
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	104,344	104,344	104,020
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+804	1.0%	9/25/21	116,900	116,900	115,439
Sequential Brands Group, Inc.	(f)(h)(i)(j)	Consumer Durables & Apparel	L+825		12/4/21	130,000	130,000	128,700
Serena Software, Inc.	(f)	Software & Services	L+650	1.0%	4/14/20	1,476	1,453	1,409
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,950	4,931	4,962
Sports Authority, Inc.	(f)	Retailing	L+600	1.5%	11/16/17	3,263	3,270	1,069
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+550	1.0%	3/14/22	3,137	3,067	3,051

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Stonewall Gas Gathering LLC	(h)(i)	Capital Goods	L+775	1.0%	1/28/22	$13,521	$12,925	$13,488
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	5,705
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	25,065	23,322	21,869
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	21,651	21,239	21,164
Sunnova Asset Portfolio 5 Holdings, LLC	(l)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	620	620	606
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+747	1.0%	9/16/21	147,000	147,000	145,714
TTM Technologies, Inc.	(h)(j)(k)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	2,500	2,316	2,269
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	13,309	13,309	13,309
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	758	755	522
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,723
Warren Resources, Inc.	(g)	Energy	L+850	1.0%	5/22/20	29,675	29,675	24,185
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	30,360	30,360	30,815
Waste Pro USA, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	3,333	3,333	3,383
Weight Watchers International, Inc.	(i)(j)	Consumer Services	L+300		4/2/16	24,241	23,375	23,881
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	2,871	2,871	2,814
Winchester Electronics Corp.	(g)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	21,818	21,818	21,382
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/9/21	50,394	50,394	50,333
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/9/21	10,892	10,892	10,879

Total Senior Secured Loans—First Lien							2,176,032	2,146,328
Unfunded Loan Commitments							(267,776)	(267,776)

Net Senior Secured Loans—First Lien							1,908,256	1,878,552

Senior Secured Loans—Second Lien—14.0%
AdvancePierre Foods, Inc.		Food, Beverage & Tobacco	L+825	1.3%	10/10/17	894	904	880
Alison US LLC	(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,162	5,191
American Energy—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	156
Arena Energy, LP		Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812
Ascent Resources—Utica, LLC		Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	671	669	601
Atlas Resource Partners, L.P.	(g)	Energy	L+900	1.0%	2/23/20	33,000	32,150	26,395
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,652	23,750
BlackBrush Oil & Gas, L.P.	(i)	Energy	L+650	1.0%	7/30/21	8,850	8,795	7,094
BRG Sports, Inc.	(g)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	3,563	3,543	3,277

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Byrider Finance, LLC		Automobiles & Components	L+1000	1.3%	8/22/20	$3,333	$3,333	$3,267
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	10,000	9,858	9,500
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	913	665
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,135	1,097
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,408	15,385
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,230	848
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,162	14,750
Emerald Performance Materials, LLC		Materials	L+675	1.0%	8/1/22	2,553	2,542	2,427
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,254	931
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,516	9,525
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,003	4,733
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,008	1,798
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,363	2,374
MD America Energy, LLC	(i)	Energy	L+850	1.0%	8/4/19	8,298	7,975	6,942
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	4,849
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	24,318	24,433	20,184
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,482	5,475
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	12,000	11,896	11,100
Printpack Holdings, Inc.	(g)	Materials	L+875	1.0%	5/28/21	10,000	9,833	9,750
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	27,000	26,882	27,135
Stardust Finance Holdings, Inc.	(h)(j)	Materials	L+950	1.0%	3/13/23	24,875	23,924	24,005
Templar Energy LLC		Energy	L+750	1.0%	11/25/20	5,000	4,619	606
Ultima US Holdings LLC	(j)	Capital Goods	L+850	1.0%	12/31/20	3,000	2,980	2,985
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,267	834
Vantage Energy II, LLC		Energy	L+750	1.0%	5/8/17	2,000	2,000	1,940

Total Senior Secured Loans—Second Lien							297,474	264,261

Senior Secured Bonds—4.0%
American Energy—Woodford, LLC	(e)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,788	2,022	397
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	22,645	21,097	18,597
Avaya Inc.	(e)	Technology Hardware & Equipment	10.5%		3/1/21	36,124	30,644	12,373
Comstock Resources, Inc.	(e)(r)	Energy	10.0%		3/15/20	2,500	2,500	1,153
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	11,851	9,915

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
iHeartCommunications, Inc.	(e)	Media	10.6%		3/15/23	$3,500	$3,500	$2,428
Lightstream Resources Ltd.	(j)	Energy	9.9%		6/15/19	5,377	5,376	4,489
Logan’s Roadhouse, Inc.	(e)(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	10,683	8,523	8,913
Modular Space Corp.	(e)	Capital Goods	10.3%		1/31/19	740	754	297
SandRidge Energy, Inc.	(e)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,407	11,044
Tembec Industries Inc.	(e)(j)(r)	Materials	9.0%		12/15/19	3,715	3,715	2,419

Total Senior Secured Bonds							113,064	75,597

Subordinated Debt—23.8%
Algeco Scotsman Global Finance Plc	(e)(j)(r)	Commercial & Professional Services	10.8%		10/15/19	11,100	9,435	4,346
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	950	697	334
Atlas Energy Holdings Operating Co., LLC	(e)	Energy	7.8%		1/15/21	1,000	728	200
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,821	6,737
Builders FirstSource, Inc.	(e)(j)	Capital Goods	10.8%		8/15/23	7,850	7,850	7,796
Calumet Specialty Products Partners, L.P.	(j)	Energy	7.8%		4/15/23	10,300	10,228	9,015
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,112	18,372
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	28,184	27,774	26,810
Ceridian HCM Holding Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	70,139	71,107	55,410
Communications Sales & Leasing, Inc.	(e)(j)(r)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	8,990	4,415
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,901	1,070
Genesis Energy, L.P.	(e)(j)	Energy	6.8%		8/1/22	7,250	7,155	6,099
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	51,713	51,713	51,713
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	8,458	8,458	8,458
Greatbatch Ltd.	(e)(j)	Health Care Equipment & Services	9.1%		11/1/23	1,900	1,900	1,883
Jupiter Resources Inc.	(e)(j)(r)	Energy	8.5%		10/1/22	31,850	28,426	12,780
Kenan Advantage Group, Inc.	(e)	Transportation	7.9%		7/31/23	10,780	10,780	10,645

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Legacy Reserves LP	(e)	Energy	6.6%		12/1/21	$5,000	$3,988	$1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	1,000	865	201
Navistar International Corp.	(e)(j)(r)	Capital Goods	8.3%		11/1/21	33,585	30,899	22,723
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,502	50,188
Northern Oil and Gas, Inc.	(e)(r)	Energy	8.0%		6/1/20	3,150	3,008	2,099
P.F. Chang’s China Bistro, Inc.	(e)(r)	Consumer Services	10.3%		6/30/20	63,695	64,210	53,066
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	30,050	29,934	28,848
Production Resource Group, LLC	(e)	Media	8.9%		5/1/19	22,740	18,853	16,970
Scientific Games International, Inc.	(e)(j)	Consumer Services	8.1%		9/15/18	6,163	4,850	4,554
Sorenson Communications, Inc.		Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	8,983	9,432	9,345
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	11,042	9,984
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(e)(j)(r)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,208	7,251

Total Subordinated Debt							539,488	451,694

Collateralized Securities—0.4%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	684	664
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	13.6%		1/25/27	8,310	7,497	6,943

Total Collateralized Securities							8,181	7,607

						Number of Shares	Cost	Fair Value(d)
Equity/Other—3.5%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials				33,163	$875	$875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	11
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,131	1,127
Altus Power America Holdings, LLC, Preferred Equity		Energy				574,759	573	1,063
Altus Power America Management, LLC, Class B Units	(m)(q)	Energy				83	—	—

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

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

•	FSIC III Advisor’s management team then provides the valuation committee with preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

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

FSIC III Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC III Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider the

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with FSIC III Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The Company values its total return swap, or TRS, between its wholly-owned financing subsidiary, Center City Funding LLC, or Center City, and Citibank, N.A., or Citibank, in accordance with the agreements between Center City and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for a discussion of the TRS.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $281, $95 and $0 in estimated excise taxes payable in respect of income received during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company paid $260, $0 and $0, respectively, in excise taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, determined on a weekly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed as incurred (see Note 4).

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2015 and 2014 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	23,906,651	$203,804	137,078,118	$1,324,880	96,364,376	$954,837
Reinvestment of Distributions	11,789,088	96,669	7,283,080	63,285	1,195,854	11,313

Total Gross Proceeds	35,695,739	300,473	144,361,198	1,388,165	97,560,230	966,150
Commissions and Dealer Manager Fees	—	(9,992)	—	(118,630)	—	(88,780)

Net Proceeds to Company	35,695,739	290,481	144,361,198	1,269,535	97,560,230	877,370
Share Repurchase Program	(4,612,315)	(38,060)	(669,010)	(5,878)	(4,050)	(36)

Net Proceeds to Company from Share Transactions	31,083,424	$252,421	143,692,188	$1,263,657	97,556,180	$877,334

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Status of Continuous Public Offering

Since commencing its continuous public offering and through February 28, 2017, the Company has issued 280,778,112 shares of common stock for gross proceeds of $2,681,451. As of February 28, 2017, the Company had raised total gross proceeds of $2,693,438, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the years ended December 31, 2016, 2015 and 2014, the Company issued 35,695,739, 144,361,198 and 97,560,230 shares of common stock for gross proceeds of $300,473, $1,388,165 and $966,150 at an average price per share of $8.42, $9.62 and $9.90, respectively. The gross proceeds received during the years ended December 31, 2016, 2015 and 2014, include reinvested stockholder distributions of $96,669, $63,285 and $11,313 for which the Company issued 11,789,088, 7,283,080 and 1,195,854 shares of common stock, respectively. During the period from January 1, 2017 to February 28, 2017, the Company issued 4,470,584 shares of common stock for gross proceeds of $38,450 at an average price per share of $8.60.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $9,992, $118,630 and $88,780 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company is currently offering shares of its common stock pursuant to its continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as Advisors, and to certain affiliated investors who purchase through FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, the Company’s dealer manager for the continuous public offering. Sales of shares of the Company’s common stock through Advisors is referred to herein as the Institutional Channel. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in the Company’s continuous public offering.

Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in its continuous public offering have been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. The institutional offering price as of December 31, 2016 was $8.55 per share; however, to the extent that the Company’s net asset value per share increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

share that is below the Company’s net asset value per share. In the event of a material decline in the Company’s net asset value per share, which the Company considers to be a 2.5% decrease below the Company’s then-current institutional offering price, the Company will reduce its institutional offering price in order to establish a new institutional offering price that is not more than 2.5% above the Company’s net asset value per share.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the years ended December 31, 2016, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
September 30, 2014	October 1, 2014	4,050	100%	0.01%	$9.000	$36
Fiscal 2015
December 31, 2014	January 7, 2015	16,692	100%	0.02%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	0.05%	$8.955	$543
June 30, 2015	July 8, 2015	316,818	100%	0.19%	$8.955	$2,837
September 30, 2015	October 7, 2015	274,874	100%	0.13%	$8.550	$2,350
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	$8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.190	$7,937
September 30, 2016	October 5, 2016	2,030,975	100%	0.76%	$8.505	$17,273

On January 4, 2017, the Company repurchased 1,536,048 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.56% of the shares outstanding as of such date) at $8.550 per share for aggregate consideration totaling $13,133.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has agreed to permanently waive a portion of the base management fee so that the fee received equals 1.75% of the Company’s average weekly gross assets.

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

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in organization and offering costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the year ended December 31, 2016, FS Investments did not fund any of the Company’s organization and offering costs. As of December 31, 2016, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$67,573	$39,493	$6,323
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$39,754	$20,222	$—
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,922	$2,045	$435
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,521	$3,504	$2,494
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,961	$22,411	$16,845

(1)	During the years ended December 31, 2016, 2015 and 2014, $0, $598 and $2,559, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $63,761, $28,648 and $0, respectively, in net base management fees were paid to FSIC III Advisor. As of December 31, 2016, $17,823 in base management fees were payable to FSIC III Advisor.

(2)	During the years ended December 31, 2016, 2015 and 2014, $39,256, $8,397 and $0, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of December 31, 2016, a subordinated incentive fee on income of $12,323 was payable to FSIC III Advisor.

(3)	During the years ended December 31, 2016, 2015 and 2014, $2,766, $1,875 and $384, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $3,045, $1,493 and $232 in administrative services expenses to FSIC III Advisor during the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	During the years ended December 31, 2016, 2015 and 2014, the Company incurred offering costs of $2,250, $6,200 and $4,479, respectively, of which $1,521, $3,504 and $2,494, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees reflected for the year ended December 31, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of February 28, 2017, the Company has issued an aggregate of 2,036,018 shares of common stock for aggregate proceeds of $18,116 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments and such personnel may serve in similar or other capacities for investment advisers for future investment vehicles affiliated with FS Investments. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC III Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC III Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. In addition, even in the absence of FSIC III Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

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

As of December 31, 2015, there were no reimbursements payable to the Company from FS Investments. During the year ended December 31, 2016, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the year ended December 31, 2016, the Company did not receive any cash reimbursements from FS Investments. As of December 31, 2016, the Company had no reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended December 31, 2016, the Company paid $218 in expense recoupments to FS Investments. As of December 31, 2016, the Company did not have expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.

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

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the year ended December 31, 2016, FS Trust purchased $203 of the Company’s shares at a purchase price of $8.10 per share, which price is equal to the institutional offering price in effect on the date of purchase. During the years ended December 31, 2015 and 2014, FS Trust purchased $231 and $31 of the Company’s shares of common stock at a purchase price of $8.96 and $9.00 per share, respectively, which price is equal to 90% of the offering price in effect on the purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.5249	$21,526
2015	$0.7000	$118,228
2016	$0.7000	$183,009

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On November 4, 2016 and March 7, 2017, the Company’s board of directors declared regular weekly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the years ended December 31, 2016 and 2015 were funded through the reimbursement of operating expenses by FS Investments. For the year ended December 31, 2014, if FS Investments had not reimbursed certain of the Company’s expenses, approximately 16% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	183,009	100%	118,228	100%	17,970	84%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	87	0%
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	3,469	16%

Total	$183,009	100%	$118,228	100%	$21,526	100%

(1)	During the years ended December 31, 2016, 2015 and 2014, 92.1%, 94.1% and 98.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.6%, 4.4% and 1.7%, respectively, was attributable to non-cash accretion of discount and 5.3%, 1.5% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2016, 2015 and 2014 was $182,509, $127,179 and $21,439, respectively. As of December 31, 2016, 2015 and 2014, the Company had $9,589, $10,089 and $0, respectively, of undistributed net investment income and $60,099, $24,134 and $0 respectively, of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2015 was adjusted following the filing of the Company’s 2015 tax return in September 2016. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2015 exceeding GAAP-basis income on account of interests in partnerships. The tax notices for such interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
GAAP-basis net investment income	$169,695	$110,367	$18,994
Reclassification of unamortized original issue discount and prepayment fees	(14,100)	(766)	(19)
Tax-basis net investment income portion of total return swap payments	19,858	14,508	2,046
Accretion of discount on total return swap	2,600	1,645	359
Other miscellaneous differences	4,456	1,425	59

Tax-basis net investment income	$182,509	$127,179	$21,439

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2016, the Company increased accumulated undistributed (distributions in excess of) net investment income by $10,803 and reduced capital in excess of par value and accumulated net realized losses on investments and total return swap by $4,776 and $6,027, respectively. During the year ended December 31, 2015, the Company increased accumulated undistributed (distributions in excess of) net investment income by $14,689 and reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap by $115 and $14,547, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2016	2015
Distributable ordinary income	$9,589	$10,089
Other temporary differences	(206)	(223)
Accumulated capital losses(1)	(60,099)	(24,134)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap(2)	(1,759)	(219,460)

Total	$(52,475)	$(233,728)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $60,099, respectively.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(2)	As of December 31, 2016 and 2015, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS was $65,610 and $3,541, respectively. As of December 31, 2016 and 2015, the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS was $67,369 and $223,001, respectively.

The aggregate cost of the Company’s investments including, the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,256,233 and $2,938,163 as of December 31, 2016 and 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(1,759) and $(219,460) as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had a deferred tax liability of $969 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiary and a deferred tax asset of $1,383 resulting from a net operating loss of the Company’s wholly-owned taxable subsidiary. As of December 31, 2016, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize its generated net operating loss, therefore the deferred tax asset was offset by a valuation allowance of $414. For the year ended December 31, 2016, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,134,733	$2,135,929	66%	$1,908,256	$1,878,552	68%
Senior Secured Loans—Second Lien	248,576	235,293	7%	297,474	264,261	10%
Senior Secured Bonds	86,137	84,664	3%	113,064	75,597	3%
Subordinated Debt	610,349	614,442	19%	539,488	451,694	17%
Collateralized Securities	7,317	7,327	0%	8,181	7,607	0%
Equity/Other	162,029	165,655	5%	68,062	66,919	2%

Total	$3,249,141	$3,243,310	100%	$2,934,525	$2,744,630	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2016 and 2015 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $388,681 and $394,986, respectively, as of December 31, 2016 and $394,680 and $365,214, respectively, as of December 31, 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,488,519	$2,495,162	69%	$2,242,195	$2,186,548	70%
Senior Secured Loans—Second Lien	283,471	271,046	7%	358,215	321,479	10%
Senior Secured Bonds	86,137	84,664	2%	113,064	75,597	3%
Subordinated Debt	610,349	614,442	17%	539,488	451,694	15%
Collateralized Securities	7,317	7,327	0%	8,181	7,607	0%
Equity/Other	162,029	165,655	5%	68,062	66,919	2%

Total	$3,637,822	$3,638,296	100%	$3,329,205	$3,109,844	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2016, except for Aspect Software, Inc., in which the Company had two senior secured loan investments, one of which was a partially unfunded commitment and an equity/other investment, Fairway Group Acquisition Co., in which the Company had three senior secured loan investments and an equity/other investment, and Warren Resources, Inc., in which the Company had a senior secured loan investment, which was a partially unfunded commitment, and an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2016, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $267,776 and two unfunded commitments to purchase up to $467 and $369, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. The Company maintains

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2016 and 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$35,373	1%	$128,407	5%
Capital Goods	331,376	10%	277,975	10%
Commercial & Professional Services	444,650	14%	274,662	10%
Consumer Durables & Apparel	147,125	5%	147,483	5%
Consumer Services	302,459	9%	237,666	9%
Diversified Financials	248,148	8%	131,049	5%
Energy	272,759	9%	224,961	8%
Food & Staples Retailing	13,446	1%	4,360	0%
Food, Beverage & Tobacco	—	—	5,183	0%
Health Care Equipment & Services	422,234	13%	398,856	15%
Insurance	7,602	0%	7,251	0%
Materials	116,952	4%	108,964	4%
Media	136,666	4%	83,112	3%
Real Estate	171	0%	1,707	0%
Retailing	77,310	2%	28,204	1%
Semiconductors & Semiconductor Equipment	9,554	0%	9,915	0%
Software & Services	397,389	12%	406,231	15%
Technology Hardware & Equipment	40,777	1%	48,513	2%
Telecommunication Services	40,141	1%	41,293	1%
Transportation	199,178	6%	178,838	7%

Total	$3,243,310	100%	$2,744,630	100%

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

As of December 31, 2016 and 2015, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016		December 31, 2015
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$4,973	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,238,337	11,403	2,744,630	(25,927)

Total	$3,243,310	$11,403	$2,744,630	$(25,927)

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

The secured borrowing as of December 31, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	—
Level 3—Significant unobservable inputs	14,040

Total	$14,040

The Company’s investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-nine senior secured loan investments, two senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. Three senior secured loan investments and one equity/other investment which were newly issued and purchased near December 31, 2016, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 31, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The Company values the TRS in accordance with the agreements between Center City Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

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

The following is a reconciliation for the years ended December 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	4,912	2,384	1,136	3,863	(864)	—	11,431
Net realized gain (loss)	20,106	(6,088)	(56,727)	(4,943)	—	503	(47,149)
Net change in unrealized appreciation (depreciation)	30,900	19,930	35,994	91,887	584	5,755	185,050
Purchases	874,221	92,906	125,265	255,347	—	93,969	1,441,708
Paid-in-kind interest	1,547	1,913	167	13,935	—	—	17,562
Sales and redemptions	(674,309)	(140,013)	(96,768)	(197,341)	—	(5,607)	(1,114,038)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(857)	(857)

Fair value at end of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,186	$2,476	$2,122	$62,492	$584	$5,070	$83,930

(1)	There was one transfer of an investment from Level 3 to Level 1 during the year ended December 31, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The following is a reconciliation for the year ended December 31, 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Year Ended December 31, 2016
Fair value at beginning of period	$—
Amortization of premium (accretion of discount)	(12)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(239)
Proceeds from secured borrowing	(13,789)
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(14,040)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(239)

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2016 and 2015 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:

	For the Year Ended December 31,
	2016	2015
Fair value at beginning of period	$(25,927)	$(5,368)
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	15,785	14,561
Net change in unrealized appreciation (depreciation)	37,330	(20,559)
Sales and redemptions	(15,785)	(14,561)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$11,403	$(25,927)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$37,330	$(20,559)

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2016 and 2015 were as follows:

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,803,209	Market Comparables	Market Yield (%)	5.5% - 17.3%	9.7%
	68,811	Other(2)	Other	N/A	N/A
	222,318	Market Quotes	Indicative Dealer Quotes	18.2% - 102.7%	97.7%
	41,591	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	68,944	Market Comparables	Market Yield (%)	10.3% - 22.9%	16.3%
	166,349	Market Quotes	Indicative Dealer Quotes	12.0% - 101.0%	92.4%
Senior Secured Bonds	3,403	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	81,261	Market Quotes	Indicative Dealer Quotes	76.0% - 106.6%	95.9%
Subordinated Debt	178,938	Market Comparables	Market Yield (%)	10.5% - 15.3%	13.5%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	435,504	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	98.5%
Collateralized Securities	7,327	Market Quotes	Indicative Dealer Quotes	79.9% - 94.3%	81.2%
Equity/Other	103,652	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.6x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$30,941.4
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.7
			PV-10 Multiples (x)	0.8x - 2.1x	1.4x
			Capacity Multiple ($/ kW)	$2,375.0 - $2,875.0	$2,625.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	4,123	Market Quotes	Indicative Dealer Quotes	7.5% - 26.0%	18.2%
	52,773	Other(2)	Other	N/A	N/A
	134	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,238,337

Total Return Swap	$11,403	Market Quotes	Indicative Dealer Quotes	51.6% - 110.8%	97.6%
Secured Borrowing	$(14,040)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,447,825	Market Comparables	Market Yield (%)	5.5% - 16.0%	9.9%
	8,342	Other(2)	Other	N/A	N/A
	288,385	Market Quotes	Indicative Dealer Quotes	30.0% - 102.0%	93.8%
	134,000	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	50,864	Market Comparables	Market Yield (%)	10.5% - 19.9%	16.3%
	213,397	Market Quotes	Indicative Dealer Quotes	1.8% - 101.0%	92.0%
Senior Secured Bonds	13,402	Market Comparables	Market Yield (%)	16.0% - 31.5%	25.1%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	62,195	Market Quotes	Indicative Dealer Quotes	14.0% - 94.4%	68.7%
Subordinated Debt	50,187	Market Comparables	Market Yield (%)	13.3% - 13.8%	13.5%
	66,443	Other(2)	Other	N/A	N/A
	335,064	Market Quotes	Indicative Dealer Quotes	19.9% - 104.1%	80.8%
Collateralized Securities	7,607	Market Quotes	Indicative Dealer Quotes	83.5% - 91.0%	84.2%
Equity/Other	29,401	Market Comparables	EBITDA Multiples (x)	5.8x - 14.3x	9.7x
			Capacity Multiple ($/ kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	41.6%
	37,518	Other(2)	Other	N/A	N/A

Total	$2,744,630

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and other various factors.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2016 and 2015:

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(3)
Deutsche Bank Credit Facility(4)	Revolving Credit Facility	L+2.25%	$240,000	$10,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

(2)	On August 29, 2016, Burholme Funding entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized. On November 15, 2016, Burholme Funding entered into an amendment to the facility to increase the maximum commitment financing available to Burholme Funding to $250,000 from $200,000.

(3)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(4)	On January 12, 2017, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of borrowings available under the Deutsche Bank credit facility from $250,000 to $350,000.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $1,196,899 and 3.12%, respectively. As of December 31, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.30%.

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

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000. Most recently, on June 27, 2016, Center City Funding entered into a sixth amendment to the TRS to, among other things, (x) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2016 to any time on or after June 27, 2017 and (y) increase the swap spread over one-month LIBOR that Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.50% per annum to 1.55% per annum.

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

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Center City Funding may be required to post

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City Funding. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2016 and 2015, there were no other contracts to offset the TRS.

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

Citibank may terminate the TRS from any time on or after June 27, 2017. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 27, 2017 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 27, 2017. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum. If the TRS had been terminated as of December 31, 2016, Center City Funding would have been required to pay an early termination fee of approximately $2,519, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of December 31, 2016, the fair value of the TRS was $11,403, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation on total return swap. As of December 31, 2015, the fair value of the TRS was $(25,927), which is reflected in the Company’s consolidated balance sheets as unrealized depreciation on total return swap. As of December 31, 2016 and 2015, the receivable due on the TRS was $1,817 and $1,830, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of December 31, 2016 and 2015, the Company posted $118,000 and $118,000, respectively, in cash collateral held by Citibank (of which only $94,651 and $91,174, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. As of December 31, 2015, $118,000 of cash collateral was available to offset the TRS liability of

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

$(25,927), for a net amount of $92,073. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on the consolidated balance sheets as of December 31, 2016 and 2015.

As of December 31, 2016, Center City Funding had selected 53 underlying loans with a notional amount and market value of $388,681 and $394,986, respectively. As of December 31, 2015, Center City Funding had selected 51 underlying loans with a total notional amount and market value of $394,680 and $365,214, respectively.

For the years ended December 31, 2016, 2015 and 2014, transactions in the TRS resulted in net realized gain (loss) on total return swap of $15,785, $14,561 and $1,944, respectively, and unrealized appreciation (depreciation) on total return swap of $37,330, $(20,559) and $(5,368), respectively, which are reflected in the Company’s consolidated statements of operations.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	$7,264	$7,282	$18
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,400	—
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	3,352	3,487	135
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,967	14,822	855
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,851	4,802	(49)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,737	7,777	40
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	22,721	23,297	576
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,703	7,860	157
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+575		3/1/17	7,097	8,266	1,169
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+675		3/1/17	1,601	1,896	295
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,171	5,430	259
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	8,865	8,752	(113)
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,734	1,681	(53)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,778	1,724	(54)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	307	297	(10)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	2,453	2,378	(75)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,172	11,813	641
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,452	6,937	(1,515)
Confie Seguros Holding II Co.(3)	Insurance	L+475	1.0%	4/19/22	6,930	7,023	93
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,459	6,355	(104)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,317	11,696	379
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	27,232	27,930	698
DTZ U.S. Borrower, LLC	Real Estate	L+825	1.0%	11/4/22	816	833	17
Engility Corp.(3)	Capital Goods	L+475	1.0%	8/14/23	5,381	5,485	104
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,930	8,750	(180)
Forterra Finance, LLC(3)	Materials	L+350	1.0%	10/25/23	14,015	14,233	218
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	9,676	10,000	324
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,343	(96)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,079	(433)
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,369	6,506	137
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	5,414	5,382	(32)
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	9,000	9,250	250
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	1,476	1,484	8
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,600	10,025	425
Murray Energy Corp.	Energy	L+725	1.0%	4/16/20	9,875	10,118	243
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,861	6,895	34
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	9,208	9,994	786
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	9,225	10,898	1,673
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,610	(10)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,307	2,344	37
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,628	8,597	(1,031)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,620	1,386	(1,234)
Printpack Holdings, Inc.	Materials	L+400	1.0%	7/26/23	3,947	3,992	45
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	11,760	12,210	450
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	13,982	(1,995)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	7,832	7,902	70
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,850	4,925	75
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	4,770	5,249	479
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,435	4,539	104
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	11,450	12,834	1,384
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	10,487	11,788	1,301
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,568	(310)

Total					$388,681	$394,986	6,305

		Total TRS Accrued Income and Liabilities:					5,098

			Total TRS Fair Value:				$11,403

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, three-month LIBOR was 1.00%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$7,872	$7,616	$(256)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,338	7,240	(98)
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	1,969	(431)
Alliant Holdings Intermediate, LLC	Insurance	L+350	1.0%	8/12/22	5,877	5,737	(140)
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,270	13,129	(141)
AqGen Ascensus, Inc.(5)	Diversified Financials	L+450	1.0%	12/5/22	830	821	(9)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,900	4,875	(25)
Avaya Inc.	Technology Hardware & Equipment	L+525	1.0%	5/29/20	9,713	6,850	(2,863)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,781	7,854	73
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	8,880	8,583	(297)
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	1,865	1,855	(10)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	11,373	11,344	(29)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	5.2%		3/1/17	9,628	9,094	(534)
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	6.0%		3/1/17	4,481	4,243	(238)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	5,892	5,557	(335)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	9,850	9,400	(450)
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	11,879	11,938	59
Communications Sales & Leasing, Inc.(3)	Real Estate	L+400	1.0%	10/24/22	6,040	5,680	(360)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,286	10,999	(287)
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,537	8,656	119
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,284	5,965	(319)
Curo Health Services Holdings, Inc.	Health Care Equipment & Services	L+550	1.0%	2/7/22	8,422	8,401	(21)
Drillships Ocean Ventures Inc.(3)	Transportation	L+450	1.0%	7/25/21	6,566	3,101	(3,465)
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	9,587	9,620	33
Emerald Performance Materials, LLC	Materials	L+350	1.0%	7/30/21	965	947	(18)
Expro Finservices Sarl(3)	Energy	L+475	1.0%	9/2/21	6,383	4,304	(2,079)
Fairway Group Acquisition Co.	Food & Staples Retailing	L+400	1.0%	8/17/18	13,823	12,473	(1,350)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	9,021	8,657	(364)
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,220	(219)
IPC Corp.	Telecommunication Services	L+450	1.0%	8/6/21	9,953	9,586	(367)
Jazz Acquisition, Inc.	Capital Goods	L+350	1.0%	6/19/21	3,281	2,953	(328)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,200	(312)
Murray Energy Corp.	Energy	L+600	1.0%	4/17/17	6,058	4,681	(1,377)
Murray Energy Corp.	Energy	L+650	1.0%	4/16/20	9,983	6,524	(3,459)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,930	6,721	(209)
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	26,327	24,046	(2,281)
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	13,092	12,013	(1,079)
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	12,766	12,756	(10)

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Packaging Coordinators, Inc.	Health Care Equipment & Services	L+425	1.0%	8/1/21	$2,708	$2,705	$(3)
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,727	7,940	(1,787)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,647	1,551	(1,096)
Phillips-Medisize Corp.	Health Care Equipment & Services	L+725	1.0%	6/16/22	2,212	2,100	(112)
Physio-Control International, Inc.	Health Care Equipment & Services	L+900	1.0%	6/5/23	4,900	4,513	(387)
Reddy Ice Corp.	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,332	1,215	(117)
Serena Software, Inc.	Software & Services	L+650	1.0%	4/14/20	6,682	6,209	(473)
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	16,606	16,077	(529)
SRAM, LLC	Consumer Durables & Apparel	L+300	1.0%	4/10/20	1,655	1,643	(12)
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	7,647	7,569	(78)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	3,050	2,995	(55)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	25,553	24,522	(1,031)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	4,567	(310)

Total					$394,680	$365,214	(29,466)

		Total TRS Accrued Income and Liabilities:					3,539

			Total TRS Fair Value:				$(25,927)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2015, three month LIBOR was 0.61%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is non-income producing.

(5)	Security is an unfunded commitment.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding, entered into a committed facility arrangement and related transaction documents, or the BNP facility, with BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements. The BNP facility has subsequently been amended from time to time, most recently pursuant to an amendment dated as of November 15, 2016, to, among other matters, increase the maximum commitment financing available to Burholme Funding under the BNP facility to $250,000 from $200,000. In addition, on August 29, 2016, Burholme Funding entered into an amendment to the BNP facility to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized.

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

Prior to January 2, 2017, borrowings under the BNP facility accrued interest at a rate equal to three-month LIBOR plus 1.10% per annum and a non-usage fee in an amount equal to 0.55% was charged on unused commitments. On August 29, 2016, Burholme Funding entered into an amendment to the BNP facility which resulted in increases effective on and after January 2, 2017 to the (i) interest rate payable on borrowings to three-month LIBOR plus 1.25% per annum and (ii) the commitment fee payable on all unused amounts to (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

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

As of December 31, 2016 and 2015, $187,700 and $155,755, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $375 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $62 of such deferred financing costs had yet to been amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$2,681	$1,635	$106
Non-usage fees	357	382	66
Amortization of deferred financing costs	13	260	40

Total interest expense	$3,051	$2,277	$212

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$2,921	$1,861	$59
Average borrowings under the facility(2)	$142,510	$112,589	$64,736
Effective interest rate on borrowings (including the effect of non-usage fees)	2.28%	1.87%	1.42%
Weighted average interest rate (including the effect of non-usage fees)(2)	2.10%	1.77%	2.18%

(1)	Interest under the BNP facility is payable monthly in arrears and commenced on November 18, 2014.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility, which has subsequently been amended from time to time to, among other matters, (i) increase the aggregate principal amount of available borrowings to $350,000 on a committed basis and (ii) extend the term of the facility to September 22, 2019. As of December 31, 2016, the aggregate principal amount of available borrowings was $250,000.

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

As of December 31, 2016 and 2015, $240,000 and $250,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $2,938 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $1,579 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$7,685	$4,385	$27
Non-usage and make whole fees(1)	53	209	109
Amortization of deferred financing costs	750	586	23

Total interest expense	$8,488	$5,180	$159

(1)	Dunlap Funding was subject to a make whole fee for the year ended December 31, 2014 as a result of the level of its utilization of the Deutsche Bank credit facility during such period and, accordingly, Dunlap Funding accrued such fee. Due to increased utilization of the Deutsche Bank credit facility during the years ended December 31, 2016 and 2015, Dunlap Funding was not subject to the make whole fee during such period and, as a result, the accrual of such fee was reversed during the period.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$7,606	$3,282	$—
Average borrowings under the facility(2)	$239,568	$153,833	$25,000
Effective interest rate on borrowings (including the effect of non-usage and administration fees)(3)	3.33%	2.79%	4.98%
Weighted average interest rate (including the effect of non-usage and administration fees)(2)(3)	3.18%	2.95%	8.41%

(1)	Interest under the Deutsche Bank credit facility is payable quarterly in arrears and commenced on December 18, 2014.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

(3)	Excludes the effect of the make-whole fee. During the year ended December 31, 2014, the Company recorded a make-whole fee of $54.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.6875% per annum as of December 31, 2016. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

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

As of December 31, 2016 and 2015, $400,000 and $300,000, respectively, was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $477 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of December 31, 2016, $340 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016 and 2015, the components of total interest expense for the JPM credit facility were as follows:

	Year Ended December 31,
	2016	2015
Direct interest expense	$12,806	$3,597
Non-usage fees	—	124
Amortization of deferred financing costs	118	19

Total interest expense	$12,924	$3,740

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

	Year Ended December 31,
	2016	2015
Cash paid for interest expense(1)	$11,447	$1,947
Average borrowings under the facility(2)	$375,683	$194,103
Effective interest rate on borrowings (including the effect of non-usage fees)	3.57%	2.82%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.35%	2.90%

(1)	Interest under the JPM credit facility is payable quarterly in arrears and commenced on October 25, 2015.

(2)	Average borrowings for the year ended December 31, 2015 are calculated for the period since the Company commenced borrowing thereunder to December 31, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Jefferson Square Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Goldman Facility

On June 18, 2015, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Germantown Funding and Society Hill Funding, entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $300,000 is available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternative arrangements.

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

As of December 31, 2016 and 2015, notes in an aggregate principal amount of $500,000 and $482,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $289,200, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of December 31, 2016 and 2015, Society Hill Funding’s liability under the Goldman facility was $300,000 and $289,200, respectively, plus $2,141 and $1,714, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of December 31, 2016 and 2015, the fair value of assets held by Germantown Funding was $610,741 and $570,514, respectively.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2016, $1,009 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2016	2015
Direct interest expense	$9,621	$1,714
Amortization of deferred financing costs	399	182

Total interest expense	$10,020	$1,896

For the years ended December 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2016	2015
Cash paid for interest expense(1)	$9,195	$—
Average borrowings under the facility(2)	$296,902	$200,553
Effective interest rate on borrowings	3.38%	2.87%
Weighted average interest rate(2)	3.19%	3.27%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings for the year ended December 31, 2015 are calculated for the period since the Company commenced borrowing thereunder to December 31, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of December 31, 2016 and 2015, $150,000 and $94,700, respectively, was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of December 31, 2016, $1,000 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016 and 2015, the components of total interest expense for the Capital One credit facility were as follows:

	Year Ended December 31,
	2016	2015
Direct interest expense	$4,435	$412
Non-usage fees	52	136
Amortization of deferred financing costs	277	105

Total interest expense	$4,764	$653

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

	Year Ended December 31,
	2016	2015
Cash paid for interest expense(1)	$3,818	$—
Average borrowings under the facility(2)	$136,413	$53,034
Effective interest rate on borrowings (including the effect of non-usage fees)	3.32%	3.13%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.24%	4.00%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016.

(2)	Average borrowings for the year ended December 31, 2015 are calculated for the period since the Company commenced borrowing thereunder to December 31, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of December 31, 2016, the Company recognized a secured borrowing at fair value of $14,040 and the fair value of the loan that is associated with the secured borrowing was $73,095. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the year ended December 31, 2016, there was a partial loan sale of $13,789 which was issued at a discount to par of $140, and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2016, the components of total interest expense for the secured borrowing were as follows

Year Ended December 31, 2016
Direct interest expense	$325
Amortization of discount	12

Total interest expense	$337

For the year ended December 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

Year Ended December 31, 2016
Cash paid for interest expense(1)	$195
Average secured borrowing(2)	$13,929
Effective interest rate on secured borrowing	5.50%
Weighted average interest rate(2)	5.50%

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	For the year ended December 31, 2016, average borrowings are calculated for the period from the date of issuance to December 31, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2014	$327,237	3.58	—	N/A
2015	$1,393,161	2.36	—	N/A
2016	$1,585,659	2.47	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016 and 2015 and for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

			Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	Year Ended December 31,
	2016	2015
Per Share Data:(1)
Net asset value, beginning of period	$7.85	$8.63	$9.00
Results of operations(2)
Net investment income	0.65	0.65	0.45
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.72	(1.16)	(0.62)

Net decrease in net assets resulting from operations	1.37	(0.51)	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.70)	(0.70)	(0.52)
Distributions from net realized gain on investments	—	—	(0.00)

Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.52)

Capital share transactions
Issuance of common stock(4)	0.01	0.47	0.47
Repurchases of common stock(5)	—	—	—
Offering costs(2)	—	(0.04)	(0.11)
Payments to investment adviser for organization and offering costs(2)	—	—	(0.09)
Capital contributions of investment adviser(2)	—	—	0.05

Net increase in net assets resulting from capital share transactions	0.01	0.43	0.32

Net asset value, end of period	$8.53	$7.85	$8.63

Shares outstanding, end of period	272,354,014	241,270,590	97,578,402

Total return(6)	18.31%	(1.48)%	1.72%

Total return (without assuming reinvestment of distributions)(7)	17.58%	(0.93)%	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$2,323,940	$1,895,042	$842,577

Ratio of net investment income to average net assets(8)	8.00%	7.65%	5.10%

Ratio of operating expenses and excise taxes to average net assets(8)	7.51%	5.65%	2.56%

Ratio of total operating expenses and excise taxes to average net assets(8)	7.51%	5.89%	1.63%

Portfolio turnover	37.52%	26.01%	31.24%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,585,659	$1,393,161	$327,237

Asset coverage per unit(9)	2.47	2.36	3.58

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2016 and 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the years ended December 31, 2016 and 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock to net asset value is less than $0.01 per share during the years ended December 31, 2016 and 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014.

(6)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2016 and 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014, respectively:

			Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	Year Ended December 31,
	2016	2015
Ratio of subordinated income incentive fees to average net assets	1.87%	1.40%	—
Ratio of interest expense to average net assets	1.87%	0.95%	0.10%
Ratio of offering costs to average net assets	0.06%	—	—
Ratio of excise taxes to average net assets	0.01%	0.01%	—

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$88,346	$85,383	$82,016	$73,276
Operating expenses
Operating expenses and excise taxes	44,290	42,949	39,693	32,394

Net investment income	44,056	42,434	42,323	40,882
Realized and unrealized gain (loss)	21,057	84,299	100,878	(16,443)

Net increase (decrease) in net assets resulting from operations	$65,113	$126,733	$143,201	$24,439

Per share information-basic and diluted
Net investment income	$0.16	$0.16	$0.16	$0.16

Net increase (decrease) in net assets resulting from operations	$0.24	$0.48	$0.55	$0.10

Weighted average shares outstanding	269,222,021	265,207,964	260,368,996	252,692,204

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$77,982	$53,756	$39,296	$24,215
Operating expenses
Operating expenses and excise taxes	35,439	22,629	15,053	8,292
Add: Expense recoupment to sponsor	218	1,601	1,328	322

Total operating expenses and excise taxes	35,657	24,230	16,381	8,614

Net investment income	42,325	29,526	22,915	15,601
Realized and unrealized gain (loss)	(105,970)	(104,678)	1,351	12,166

Net increase (decrease) in net assets resulting from operations	$(63,645)	$(75,152)	$24,266	$27,767

Per share information-basic and diluted
Net investment income	$0.19	$0.16	$0.15	$0.14

Net increase (decrease) in net assets resulting from operations	$(0.28)	$(0.40)	$0.16	$0.24

Weighted average shares outstanding	223,775,579	190,004,740	152,764,784	113,611,308

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited) (continued)

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 102.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014).

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s prospectus supplement (File No. 333-191925) filed on January 19, 2017 pursuant to Rule 497 of the Securities Act of 1933, as amended).

4.2

Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on

Form 8-K filed on January 6, 2015).

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014).

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014).

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014).

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014).

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014).

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014).

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015).

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015).

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015).

10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 1, 2016).

10.17	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.18	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.19	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.20	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.21	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.22	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.23	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.24	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.25	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.26	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.27	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.28	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.29	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.25 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.30	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.31	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.32	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.33	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.34	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.35	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.36	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.37	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015).

10.38

Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to

Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015).

10.39

Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to

Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016).

10.40	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015).

10.41	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015).

10.42	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015).

10.43

Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to

Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

10.44	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

10.45	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

10.46	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

10.47	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

10.48	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

10.49	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015).

21.1*	Subsidiaries of FS Investment Corporation III.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2017	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2017	/s/ MICHAEL C. FORMAN Michael C. Forman President and Chief Executive Officer and Director

Date: March 10, 2017	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 10, 2017	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 10, 2017	/s/ JAMES W. BROWN James W. Brown Director

Date: March 10, 2017	/s/ BRIAN R. FORD Brian R. Ford Director

Date: March 10, 2017	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 10, 2017	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 10, 2017	/s/ DANIEL J. HILFERTY III Daniel J. Hilferty III Director

Date: March 10, 2017	/s/ STEVEN D. IRWIN Steven D. Irwin Director

Date: March 10, 2017	/s/ ROBERT N.C. NIX, III Robert N.C. Nix, III Director

Date: March 10, 2017	/s/ PETER G. STANLEY Peter G. Stanley Director