Form 10-Q
period 2017-03-31
FS Investment Corp III
filed 2017-05-11
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 278,837,744 shares of the registrant’s common stock outstanding as of May 2, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,292,903 and $3,145,895, respectively)	$3,293,312	$3,134,721
Non-controlled/affiliated investments (amortized cost—$104,110 and $103,246, respectively)	101,136	108,589

Total investments, at fair value (amortized cost—$3,397,013 and $3,249,141, respectively)	3,394,448	3,243,310
Cash	281,055	249,862
Due from counterparty	108,000	118,000
Receivable for investments sold and repaid	16,149	5,228
Income receivable	34,523	29,501
Deferred financing costs	2,823	2,641
Deferred offering costs	1,049	977
Receivable due on total return swap(1)	2,630	1,817
Prepaid expenses and other assets	166	—
Unrealized appreciation on total return swap(1)	12,527	11,403

Total assets	$3,853,370	$3,662,739

Liabilities
Payable for investments purchased	$77,811	$4,850
Repurchase agreement payable (net of deferred financing costs of $911 and $1,009, respectively)(2)	299,089	298,991
Credit facilities payable (net of deferred financing costs of $305 and $340, respectively)	1,028,395	977,360
Secured borrowing, at fair value (amortized proceeds of $13,808 and $13,801, respectively)(3)	14,092	14,040
Management fees payable	17,112	17,823
Subordinated income incentive fees payable(4)	9,619	12,323
Administrative services expense payable	782	632
Interest payable	9,081	8,586
Directors’ fees payable	261	243
Other accrued expenses and liabilities	3,190	3,951

Total liabilities	1,459,432	1,338,799

Commitments and contingencies(5)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 279,234,382 and 272,354,014 shares issued and outstanding, respectively	279	272
Capital in excess of par value	2,435,550	2,376,143
Accumulated net realized losses on investments and total return swap(6)	(51,374)	(61,526)
Accumulated undistributed (distributions in excess of) net investment income(6)	(195)	3,718
Net unrealized appreciation (depreciation) on investments, total return swap and secured borrowing	9,678	5,333

Total stockholders’ equity	2,393,938	2,323,940

Total liabilities and stockholders’ equity	$3,853,370	$3,662,739

Net asset value per share of common stock at period end	$8.57	$8.53

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction.

(3)	See Note 8 for a discussion of the Company’s secured borrowing.

(4)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(5)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$78,364	$72,093
Fee income	5,919	1,183
From non-controlled/affiliated investments:
Interest income	1,169	—
Fee income	185	—

Total investment income	85,637	73,276

Operating expenses
Management fees(1)	18,616	15,590
Subordinated income incentive fees(2)	9,619	5,647
Administrative services expenses	819	574
Stock transfer agent fees	387	446
Accounting and administrative fees	278	246
Interest expense	11,820	8,458
Directors’ fees	261	251
Offering costs	504	100
Other general and administrative expenses	739	1,082

Operating expenses	43,043	32,394
Management fee waiver(1)	(1,504)	—

Net expenses	41,539	32,394

Net investment income	44,098	40,882

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	3,912	(5,828)
Net realized gain (loss) on total return swap(3)	6,240	4,356
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	11,583	(16,915)
Non-controlled/affiliated investments	(8,317)	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	1,124	1,944
Net change in unrealized appreciation (depreciation) on secured borrowing(4)	(45)	—

Total net realized and unrealized gain (loss)	14,497	(16,443)

Net increase (decrease) in net assets resulting from operations	$58,595	$24,439

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (earnings per share)	$0.21	$0.10

Weighted average shares outstanding	274,381,521	252,692,204

(1)	See Note 4 for a discussion of the permanent waiver by FSIC III Advisor, LLC, the Company’s investment adviser, of a portion of management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	See Note 8 for a discussion of the Company’s secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income	$44,098	$40,882
Net realized gain (loss) on investments and total return swap(1)	10,152	(1,472)
Net change in unrealized appreciation (depreciation) on investments	3,266	(16,915)
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,124	1,944
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	(45)	—

Net increase in net assets resulting from operations	58,595	24,439

Stockholder distributions(3)
Distributions from net investment income	(48,011)	(44,066)

Net decrease in net assets resulting from stockholder distributions	(48,011)	(44,066)

Capital share transactions(4)
Issuance of common stock	47,979	122,266
Reinvestment of stockholder distributions	24,568	23,578
Repurchases of common stock	(13,133)	(4,637)

Net increase in net assets resulting from capital share transactions	59,414	141,207

Total increase in net assets	69,998	121,580
Net assets at beginning of period	2,323,940	1,895,042

Net assets at end of period	$2,393,938	$2,016,622

Accumulated undistributed (distributions in excess of net) investment income(3)	$(195)	$3,045

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$58,595	$24,439
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(341,257)	(191,016)
Paid-in-kind interest	(5,929)	(3,333)
Proceeds from sales and repayments of investments	207,531	75,584
Net realized (gain) loss on investments	(3,912)	5,828
Net change in unrealized (appreciation) depreciation on investments	(3,266)	16,915
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,124)	(1,944)
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	45	—
Accretion of discount	(4,305)	(3,281)
Amortization of deferred financing costs and discount on secured borrowing	458	368
Amortization of deferred offering costs	504	100
(Increase) decrease in due from counterparty	10,000	(15,000)
(Increase) decrease in receivable for investments sold and repaid	(10,921)	(4,067)
(Increase) decrease in income receivable	(5,022)	(4,750)
(Increase) decrease in receivable due on total return swap(1)	(813)	279
(Increase) decrease in prepaid expenses and other assets	(166)	42
Increase (decrease) in payable for investments purchased	72,961	7,004
Increase (decrease) in management fees payable	(711)	1,579
Increase (decrease) in expense recoupment payable to sponsor(3)	—	(218)
Increase (decrease) in subordinated income incentive fees payable	(2,704)	(6,178)
Increase (decrease) in administrative services expense payable	150	(202)
Increase (decrease) in interest payable	495	1,229
Increase (decrease) in directors’ fees payable	18	27
Increase (decrease) in other accrued expenses and liabilities	(761)	(2,675)

Net cash provided by (used in) operating activities	(30,134)	(99,270)

Cash flows from financing activities
Issuance of common stock	47,979	141,302
Reinvestment of stockholder distributions	24,568	23,578
Repurchases of common stock	(13,133)	(4,637)
Offering costs incurred	(576)	(1,200)
Stockholder distributions	(48,011)	(44,154)
Borrowings under credit facilities(4)	51,000	49,345
Borrowings under repurchase agreement(5)	—	—
Proceeds from secured borrowing(2)	—	—
Deferred financing costs paid	(500)	(171)

Net cash provided by financing activities	61,327	164,063

Total increase (decrease) in cash	31,193	64,793
Cash at beginning of period	249,862	142,393

Cash at end of period	$281,055	$207,186

Supplemental disclosure
Local and excise taxes paid	$229	$260

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing. During the three months ended March 31, 2017 and 2016, the Company paid $196 and $0, respectively, in interest expense on its secured borrowing.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2017 and 2016, the Company paid $8,081 and $4,897, respectively, in interest expense on the credit facilities.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2017 and 2016, the Company paid $2,590 and $1,964, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—94.0%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$56,494	$56,666	$56,494
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	76,506	76,506	76,506
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	12,469	12,469	12,562
AG Group Merger Sub, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	12/29/23	5,500	5,500	5,541
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+770	1.0%	10/31/23	45,000	45,000	45,320
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,805	2,805	2,854
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	945	945	962
ASG Technologies Group, Inc.	(g)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	18,204	18,161	18,477
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/18	2,823	2,823	2,816
Aspect Software, Inc.	(l)(u)	Software & Services	L+1000	1.0%	5/25/18	2,310	2,310	2,304
Aspect Software, Inc.	(f)(u)	Software & Services	L+1000	1.0%	5/25/20	10,091	10,091	10,129
Aspect Software, Inc.	(l)(u)	Software & Services	L+1200	1.0%	5/25/18	1,822	1,822	1,822
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+803	1.0%	5/8/19	28,000	28,000	28,420
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,825	9,717	9,727
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	29,916	29,070	29,617
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	17,000	17,000	17,126
AVF Parent, LLC	(l)	Retailing	L+725	1.3%	3/1/24	5,100	5,100	5,138
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,213	34,213	34,384
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,650
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,454	10,895	10,995
Casablanca US Holdings Inc.	(k)	Consumer Services	L+475	1.0%	2/21/24	5,000	4,875	4,997
CEVA Group Plc	(j)	Transportation	L+500		3/19/19	2,700	2,515	2,484
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	12,300	11,459	11,316
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,289	12,478	12,504
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	696	696	696
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	11/1/21	1,913	1,913	1,913
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	19,950	19,950	20,125
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	10/31/23	12,174	12,174	12,280
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,888	44,887	45,190
Equian Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	905	905	905
Equian Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+812	1.0%	12/18/21	156,195	156,195	158,538
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	L+800	1.0%	1/3/20	5,631	5,631	5,659
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	3,725	3,725	3,111

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	$1,693	$1,693	$1,701
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	36,164	36,336	36,344
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,750
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	19,836	19,836	19,936
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,975	4,837	4,977
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+954	1.0%	3/26/21	9,643	9,643	9,643
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,207	6,207	6,238
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,368	10,368	10,524
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	105,736	105,736	106,265
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	66,000	65,340	65,340
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,000
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	45,225
Murray Energy Corp.	(f)(i)	Energy	L+725	1.0%	4/16/20	10,588	10,385	10,314
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	5,031	5,031	5,031
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	6,149	6,149	6,149
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+840	1.0%	4/27/21	84,472	84,472	84,894
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+812	1.0%	9/2/22	21,746	21,746	21,882
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	3,250	3,250	3,270
Panda Temple Power, LLC	(f)(m)(n)	Energy	L+625	1.0%	3/6/22	14,885	14,673	12,652
Payless Inc.	(k)(n)	Retailing	L+400	1.0%	3/11/21	2,680	1,294	1,322
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,574	14,574	14,793
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/19/22	18,920	18,920	19,252
Polymer Additives, Inc.	(f)(h)	Materials	L+978	1.0%	12/19/22	21,623	21,623	21,623
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	20,103	20,103	20,103
Production Resource Group, LLC	(f)(i)	Media	L+850	1.0%	7/23/19	52,500	52,403	51,975
Production Resource Group, LLC	(g)(h)(i)	Media	L+850	1.0%	7/23/19	75,902	75,901	75,142
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	21,280	20,032	21,174
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+838	1.0%	11/25/21	154,000	154,000	150,073
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	101,063	101,063	102,578
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+861	1.0%	9/25/21	123,900	123,900	124,519
Safariland, LLC	(f)(h)	Capital Goods	L+770	1.0%	11/18/23	42,893	42,893	43,643
Safariland, LLC	(l)	Capital Goods	L+725	1.0%	11/18/23	11,566	11,566	11,769
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	130,404	130,404	131,709
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,887	4,873	4,905

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	$3,263	$2,270	$234
SSC (Lux) Limited S.a. r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	45,511
Strike, LLC	(l)	Energy	L+800	1.0%	5/30/19	6,667	6,572	6,800
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	4,938	4,793	5,036
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,650
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,714	24,108
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	12,957	12,778	12,957
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,226	17,226	17,527
TierPoint, LLC	(h)	Software & Services	L+450	1.0%	12/2/21	3,611	3,550	3,631
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+744	1.0%	9/16/21	179,976	179,976	181,325
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	10,612	10,612	10,559
USI Senior Holdings, Inc.	(f)	Capital Goods	L+782	1.0%	1/5/22	5,000	5,000	5,010
USI Senior Holdings, Inc.	(l)	Capital Goods	L+725	1.0%	1/5/22	1,190	1,190	1,193
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	748	746	704
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,278
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,789	17,789	17,500
Warren Resources, Inc.	(l)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	1,265	1,264	1,244
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,287	33,287	33,828
York Risk Services Holding Corp.	(k)	Insurance	L+375	1.0%	10/1/21	997	990	975
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,728	48,401
Zeta Interactive Holdings Corp.	(g)(h)(t)	Software & Services	L+750	1.0%	7/29/22	13,929	13,808	14,059
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,794
Zeta Interactive Holdings Corp.	(l)(t)	Software & Services	L+750	1.0%	7/29/22	2,229	2,229	2,262

Total Senior Secured Loans—First Lien							2,450,677	2,456,613
Unfunded Loan Commitments							(206,738)	(206,738)

Net Senior Secured Loans—First Lien							2,243,939	2,249,875

Senior Secured Loans—Second Lien—8.9%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,193	6,373
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,105	24,105	24,226
Ascent Resources—Marcellus, LLC	(n)	Energy	L+750	1.0%	8/4/21	6,667	6,583	850

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	$5,155	$3,924	$5,077
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,370	3,370	3,370
Casablanca US Holdings Inc.	(k)	Consumer Services	L+900	1.0%	2/21/25	3,330	3,213	3,288
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,893	8,978
Chief Exploration & Development LLC		Energy	L+650	1.3%	5/16/21	991	927	968
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	750	750	750
Chisholm Oil and Gas Operating, LLC	(l)	Energy	L+800	1.0%	3/21/24	250	250	250
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	13,654	12,585	13,763
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,292	1,001
DTZ U.S. Borrower, LLC		Real Estate	L+825	1.0%	11/4/22	170	172	170
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,199	15,361
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,252	3,252	2,472
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,558	4,245
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,596	9,700
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,004	4,746
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,006	1,783
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,431	3,599
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	3,667	3,639	3,483
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	5,022
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	11,248	11,265	11,281
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,495	5,544
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,565	18,244
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,948	29,970
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	35,333	29,891	27,101
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	1,120

Total Senior Secured Loans—Second Lien							226,374	212,735
Unfunded Loan Commitments							(250)	(250)

Net Senior Secured Loans—Second Lien							226,124	212,485

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—4.0%
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	$1,333	$1,333	$1,316
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,231	5,218
Caesars Growth Properties Holdings, LLC	(e)(k)	Consumer Services	9.4%		5/1/22	18,000	19,372	19,384
CEVA Group Plc	(e)(j)	Transportation	7.0%		3/1/21	3,000	2,588	2,681
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	30,000	30,000	31,382
FBM Finance, Inc.	(e)	Capital Goods	8.3%		8/15/21	7,140	7,140	7,609
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,101	9,130
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	328	335
Sorenson Communications, Inc.	(e)(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,493	11,111
Valeant Pharmaceuticals International, Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	6.5%		3/15/22	1,734	1,734	1,786
Valeant Pharmaceuticals International, Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	7.0%		3/15/24	3,233	3,233	3,316
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	3,000	3,000	2,984

Total Senior Secured Bonds							97,553	96,252

Subordinated Debt—27.8%
Ascent Resources Utica Holdings, LLC	(e)(k)	Energy	10.0%		4/1/22	30,000	30,000	31,031
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,865	9,531
BMC Software Finance, Inc.	(e)	Software & Services	7.3%		6/1/18	6,713	6,639	6,914
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,238	8,721
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,160	21,315
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,554	40,904
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,469	97,331
Coveris Holdings S.A.	(e)(j)	Materials	7.9%		11/1/19	32,855	32,241	32,440
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,011	9,366
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,985	1,644
Exterran Energy Solutions, L.P.	(e)(j)(k)	Capital Goods	8.1%		5/1/25	7,714	7,714	7,878
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	759	759	754
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,824	4,824	4,794
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	997	997	991

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$938	$938	$933
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	62,340	62,340	61,950
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,196	10,196	10,132
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,339	5,339	5,306
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	13,054	13,054	12,973
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	8,084	8,085	8,034
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,948	11,948	11,874
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,940	26,356
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,850	70,125
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,042	2,642
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,644	70,606
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,470	51,050
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	135
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,359	8,579
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,699	11,794
Talos Production LLC		Energy	9.8%		2/15/18	4,500	4,334	3,082
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,713
York Risk Services Holding Corp.	(e)(k)	Insurance	8.5%		10/1/22	31,050	28,795	29,245

Total Subordinated Debt							652,921	666,143

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	692	730
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.8%		1/25/27	8,310	6,533	6,728

Total Collateralized Securities							7,225	7,458

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—6.8%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials	33,163	$875	$875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	873
Altus Power America Holdings, LLC, Common Equity	(m)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy	934,959	935	935
ASG Technologies Group, Inc., Warrants, 6/27/2022	(m)	Software & Services	48,325	1,377	826
Aspect Software Parent, Inc., Common Equity	(m)(u)	Software & Services	1,142,735	53,808	54,966
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment	83,488	134	134
Chisholm Oil and Gas, LLC, Series A Units	(m)(o)	Energy	53,793	54	54
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods	173,900	174	174
Fairway Group Holdings Corp., Common Equity	(m)(u)	Food & Staples Retailing	71,465	2,296	214
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	42,484,416	42,484	42,484
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing	206	614	628
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	5,000
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	386
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,995
JSS Holdco, LLC, Net Profits Interest	(m)	Capital Goods	—	—	—
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,058	6,480
North Haven Cadence TopCo, LLC, Common Equity	(m)	Consumer Services	833,333	833	1,000
PDI Parent LLC, Common Equity	(m)	Capital Goods	923,077	923	923
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy	827,156	5,082	4,843
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services	1,202,991	1,250	1,396
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	60	600	677
SandRidge Energy, Inc., Common Equity	(e)(j)(m)	Energy	253,009	5,647	4,678
Sequential Brands Group, Inc., Common Equity	(m)	Consumer Durables & Apparel	125,391	1,693	488
SSC Holdco Limited, Common Equity	(j)(m)	Health Care Equipment & Services	113,636	2,273	2,273
Sunnova Energy Corp., Common Equity	(m)	Energy	577,086	2,166	3,307
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	313
TE Holdings, LLC, Common Equity	(m)(o)	Energy	129,829	1,104	1,047
TE Holdings, LLC, Preferred Equity	(m)	Energy	86,061	859	1,097
Titan Energy, LLC, Common Equity	(m)	Energy	72,739	2,299	1,324
Warren Resources, Inc., Common Equity	(m)(u)	Energy	998,936	4,695	4,295

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	$1,478	$1,477
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	9,602

Total Equity/Other				169,251	162,235

TOTAL INVESTMENTS—141.8%				$3,397,013	3,394,448

LIABILITIES IN EXCESS OF ASSETS—(41.8%)					(1,000,510)

NET ASSETS—100.0%					$2,393,938

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)		$401,260		$12,527

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.15% and the U.S. Prime Lending Rate, or Prime, was 4.00%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2017, 86.2% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 84.7% of the Company’s total assets represented qualifying assets as of March 31, 2017.

(k)	Position or portion thereof unsettled as of March 31, 2017.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of March 31, 2017.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of March 31, 2017, the fair value of securities rehypothecated by BNPP was $161,751.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.75 as of March 31, 2017.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of March 31, 2017 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2017, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the three months ended March 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in- Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$521	$(898)	—	—	$(13)	$2,810	$286	$51	—
Aspect Software, Inc.	$10,270	—	$(65)	—	—	$(76)	$10,129	$90	$77	—
Aspect Software, Inc.(2)	—	—	—	—	—	—	—	—	$57	—
Fairway Group Acquisition Co.	$5,687	—	—	—	—	$(28)	$5,659	$127	—	—
Fairway Group Acquisition Co.	$3,306	$92	—	—	—	$(287)	$3,111	$91	—	—
Warren Resources, Inc.(3)	$17,744	$45	—	—	—	$(309)	$17,480	$488	—	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	$2,595	$88	—	—	—	$(211)	$2,472	$87	—	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	$59,634	$1,081	—	—	—	$(5,749)	$54,966	—	—	—
Fairway Group Holdings Corp., Common Equity	$1,858	—	—	—	—	$(1,644)	$214	—	—	—
Warren Resources, Inc., Common Equity	$4,295	—	—	—	—	—	$4,295	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $2,310 and a fair value of $2,304.

(2)	Security is an unfunded commitment with an amortized cost of $1,822 and a fair value of $1,822.

(3)	Security includes a partially unfunded commitment with an amortized cost of $1,264 and a fair value of $1,244.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—91.9%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$68,464	$68,639	$68,464
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	64,536	64,536	64,536
Aeneas Buyer Corp.		Health Care Equipment & Services	L+500	1.0%	12/18/21	916	916	916
Aeneas Buyer Corp.	(f)(g)(h)(i)	Health Care Equipment & Services	L+815	1.0%	12/18/21	156,195	156,195	158,538
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	12,500	12,500	12,500
AG Group Merger Sub, Inc.	(l)	Commercial & Professional Services	L+750	1.0%	12/29/23	5,500	5,500	5,500
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+770	1.0%	10/31/23	45,000	45,000	45,378
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,665	2,665	2,715
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	1,085	1,085	1,106
American Bath Group, LLC	(h)	Capital Goods	L+575	1.0%	9/30/23	3,854	3,703	3,868
ASG Technologies Group, Inc.	(g)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	18,150	18,104	18,422
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/18	3,200	3,200	3,200
Aspect Software, Inc.	(l)(u)	Software & Services	L+1000	1.0%	5/25/18	110	110	110
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/20	10,156	10,156	10,270
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+804	1.0%	5/8/19	28,000	28,000	28,420
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,850	9,736	9,678
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	29,991	29,093	29,091
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	34,300	34,300	34,643
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,456
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,483	10,892	10,478
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	L+575		3/1/17	3,846	3,820	3,892
Caesars Entertainment Operating Co., Inc.	(j)(m)	Consumer Services	L+675		3/1/17	594	590	610
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	13,851	12,000
Corner Investment PropCo, LLC	(f)	Consumer Services	L+975	1.3%	11/2/19	12,289	12,494	12,412
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	348	348	348
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725		11/1/21	2,261	2,261	2,261
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725		10/31/23	20,000	20,000	20,000
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725		10/31/23	12,174	12,174	12,174
Emerging Markets Communications, LLC	(g)	Telecommunication Services	L+575	1.0%	7/1/21	16,745	16,144	16,494
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	45,000	45,000	45,398
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	L+800	1.0%	1/3/20	5,631	5,631	5,687

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	$3,633	$3,633	$3,306
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,697	1,697	1,673
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	46,307	46,492	46,712
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	51,125
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	9,693	9,693	9,778
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,988	4,844	5,025
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+955	1.0%	3/26/21	9,643	9,643	9,751
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+775	1.0%	3/26/21	3,214	3,214	3,250
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,223	6,223	6,133
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,379	10,379	10,534
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	105,736	105,736	105,736
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	15,962	15,327	15,883
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	45,450
Murray Energy Corp.	(i)	Energy	L+725	1.0%	4/16/20	10,616	10,398	10,191
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,193	4,193	4,193
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	6,988	6,988	6,988
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+841	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+813	1.0%	9/2/22	21,417	21,417	21,417
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	3,583	3,583	3,583
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,738	14,515	13,116
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,626	14,626	14,773
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/20/21	18,920	18,920	19,015
Polymer Additives, Inc.	(h)	Materials	L+978	1.0%	12/20/21	9,706	9,706	10,094
Production Resource Group, LLC	(f)(i)	Media	L+850	1.0%	7/23/19	52,500	52,395	51,975
Production Resource Group, LLC	(g)(h)(i)	Media	L+850	1.0%	7/23/19	75,902	75,902	75,142
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	21,334	20,030	20,907
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+839	1.0%	11/25/21	154,000	154,000	149,834
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	101,719	101,719	103,245
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+802	1.0%	9/25/21	123,900	123,900	123,900
Safariland, LLC	(f)(h)	Capital Goods	L+769	1.0%	11/18/23	42,893	42,893	42,786
Safariland, LLC	(l)	Capital Goods	L+725	1.0%	11/18/23	11,566	11,566	11,537
Sequential Brands Group, Inc.	(f)(g)(h)(i)(j)	Consumer Durables & Apparel	L+900		7/1/22	131,060	131,060	132,370

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	$2,500	$2,500	$2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,899	4,884	4,863
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	2,645	665
Strike, LLC	(l)	Energy	L+800	1.0%	5/30/19	6,667	6,568	6,567
Strike, LLC	(h)(k)	Energy	L+800	1.0%	11/30/22	5,000	4,850	4,950
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,353
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,587	24,098
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	14,108	13,900	14,249
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,269	17,270	17,269
TierPoint, LLC	(h)	Software & Services	L+450	1.0%	12/2/21	3,621	3,556	3,649
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+744	1.0%	9/16/21	179,976	179,976	179,976
Transplace Texas, LP	(l)	Transportation	L+700	1.0%	9/16/21	3,973	3,973	3,973
TTM Technologies, Inc.	(h)(j)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	1,847	1,733	1,874
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	10,687	10,687	10,687
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	750	747	702
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,451
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,744	17,744	17,744
Warren Resources, Inc.	(l)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	1,265	1,265	1,265
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,372	33,372	33,997
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,735	48,083
Zeta Interactive Holdings Corp.	(g)(h)(t)	Software & Services	L+750	1.0%	7/29/22	13,929	13,801	14,020
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,743
Zeta Interactive Holdings Corp.	(l)(t)	Software & Services	L+750	1.0%	7/29/22	2,229	2,229	2,249

Total Senior Secured Loans—First Lien							2,310,782	2,311,978
Unfunded Loan Commitments							(176,049)	(176,049)

Net Senior Secured Loans—First Lien							2,134,733	2,135,929

Senior Secured Loans—Second Lien—10.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,186	6,197
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,864	23,864	23,983

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ascent Resources—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	$6,667	$6,583	$883
Ascent Resources—Utica, LLC		Energy	L+950	1.5%	9/30/18	683	681	689
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	5,155	3,875	5,000
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,789	24,375
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,349	3,349	3,299
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,889	8,837
Chief Exploration & Development LLC		Energy	L+650	1.3%	5/16/21	991	924	974
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,136	1,132
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,610	17,085
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,280	712
DTZ U.S. Borrower, LLC		Real Estate	L+825	1.0%	11/4/22	170	172	171
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,192	15,361
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,164	3,164	2,595
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,492	4,158
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,581	7,917
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	5,008	5,004	4,802
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,007	1,695
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,416	3,552
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	2,905	2,905	2,779
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	5,002
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	11,535	11,556	11,490
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,492	5,447
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,532	17,446
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,945	30,617
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	34,455	28,684	28,191
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	904

Total Senior Secured Loans—Second Lien							248,576	235,293

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$5,146	$5,146	$5,114
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	12,583	12,582	12,504
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	7,792	7,792	7,744
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,517	11,517	11,517
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,838	27,656
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,616	65,250
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,035	2,544
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,674	69,301
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,458	51,113
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	132
SandRidge Energy, Inc.	(e)(j)(m)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(e)(j)	Consumer Services	8.1%		9/15/18	14,638	13,782	14,825
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,376	8,264
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,550	11,295
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,498
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,295	7,602

Total Subordinated Debt							610,349	614,442

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	691	689
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	16.4%		1/25/27	8,310	6,626	6,638

Total Collateralized Securities							7,317	7,327

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—7.1%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials	33,163	$875	$875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	906
Altus Power America Holdings, LLC, Common Equity	(m)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy	888,211	888	888
ASG Technologies Group, Inc., Warrants, 6/27/2022	(m)	Software & Services	48,325	1,377	1,228
Aspect Software, Inc., Common Equity	(m)(u)	Software & Services	1,092,200	52,727	59,634
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment	83,488	134	134
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods	173,900	174	174
Fairway Group Acquisition Co., Common Equity	(m)(u)	Food & Staples Retailing	71,465	2,296	1,858
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	42,484,416	42,484	42,484
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing	206	614	630
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	4,600
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	386
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	8,995
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,058	8,310
North Haven Cadence Buyer, Inc., Common Equity	(m)	Consumer Services	833,333	833	875
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy	827,156	5,082	5,082
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services	1,202,991	1,250	1,469
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	60	600	584
SandRidge Energy, Inc., Common Equity	(e)(j)(m)	Energy	112,112	2,803	2,640
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel	125,391	1,693	587
Sunnova Energy Corp., Common Equity	(m)	Energy	577,086	2,166	3,134
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	296
TE Holdings, LLC, Common Equity	(m)(o)	Energy	129,829	1,104	974
TE Holdings, LLC, Preferred Equity	(m)	Energy	86,061	859	1,291
Titan Energy, LLC, Common Equity	(m)	Energy	72,739	2,299	1,746
Warren Resources, Inc., Common Equity	(m)(u)	Energy	998,936	4,695	4,295

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	$1,478	$1,695
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	1,051,348	8,357	9,414

Total Equity/Other				162,029	165,655

TOTAL INVESTMENTS—139.6%				$3,249,141	3,243,310

LIABILITIES IN EXCESS OF OTHER ASSETS—(39.6%)					(919,370)

NET ASSETS—100.0%					$2,323,940

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)		$388,681		$11,403

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.00% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 82.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(k)	Position or portion thereof unsettled as of December 31, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2016, the fair value of securities rehypothecated by BNPP was $176,481.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.74 as of December 31, 2016.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be “an affiliated” person for the year ended December 31, 2016:

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2017, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2017. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock. Historically, the Company has charged offering costs against capital in excess of par value on its consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, the Company changed its accounting treatment of offering costs to defer and amortize such costs to expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 4).

Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in ASC Topic 860, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 have been reclassified to conform to the classifications used to prepare the unaudited

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

consolidated financial statements as of and for the three months ended March 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	5,567,346	$47,979	15,286,391	$132,258
Reinvestment of Distributions	2,849,070	24,568	2,984,057	23,578

Total Gross Proceeds	8,416,416	72,547	18,270,448	155,836
Commissions and Dealer Manager Fees	—	—	—	(9,992)

Net Proceeds to Company	8,416,416	72,547	18,270,448	145,844
Share Repurchase Program	(1,536,048)	(13,133)	(569,282)	(4,637)

Net Proceeds to Company from Share Transactions	6,880,368	$59,414	17,701,166	$141,207

Status of Continuous Public Offering

Since commencing its continuous public offering and through May 2, 2017, the Company has issued 286,797,865 shares of common stock for gross proceeds of $2,733,461. As of May 2, 2017, the Company had raised total gross proceeds of $2,745,448, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the three months ended March 31, 2017 and 2016, the Company issued 8,416,416 and 18,270,448 shares of common stock for gross proceeds of $72,547 and $155,836 at an average price per share of $8.62 and $8.53, respectively. The gross proceeds received during the three months ended March 31, 2017 and 2016, include reinvested stockholder distributions of $24,568 and $23,578 for which the Company issued 2,849,070 and 2,984,057 shares of common stock, respectively. During the period from April 1, 2017 to May 2, 2017, the Company issued 2,073,921 shares of common stock for gross proceeds of $17,913 at an average price per share of $8.64.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $9,992 for the three months ended March 31, 2016.

The Company is currently offering shares of its common stock pursuant to its continuous public offering only to persons who purchase through investment advisors whose contracts for investment advisory and related

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

services include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as Advisors, and to certain affiliated investors who purchase through FS Investment Solutions, LLC, or FS Investment Solutions, the dealer manager for the continuous public offering. Sales of shares of the Company’s common stock through Advisors is referred to herein as the Institutional Channel. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel have constituted the majority of shares sold in the Company’s continuous public offering.

Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in its continuous public offering have been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. The institutional offering price as of March 31, 2017 was $8.64 per share; however, to the extent that the Company’s net asset value per share increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per share that is below the Company’s net asset value per share. In the event of a material decline in the Company’s net asset value per share, which the Company considers to be a 2.5% decrease below the Company’s then-current institutional offering price, the Company will reduce its institutional offering price in order to establish a new institutional offering price that is not more than 2.5% above the Company’s net asset value per share.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the sale of shares of common stock under the Company’s distribution reinvestment plan during the calendar year (less the amount of any such proceeds used to repurchase shares of common stock on each previous repurchase date during the calendar year) and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 10,

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

2017 , the board of directors of the Company amended the share repurchase program so that the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed (i) the greater of (x) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the expiration date of such repurchase offer (less the amount of any such proceeds used to repurchase shares of common stock on each previous repurchase date for tender offers conducted during such period and (y) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment place during the three month period ending on the expiration date of such repurchase offer and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The Company currently intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to the institutional offering price in effect on the date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.550	$13,133

On April 5, 2017, the Company repurchased 2,470,559 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.88% of the shares outstanding as of such date) at $8.64 per share for aggregate consideration totaling $21,346.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment operations. Management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of the Company’s average weekly gross assets.

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

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, the Company’s sponsor and an affiliate of FSIC III Advisor, providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

allocation of administrative expenses among the Company and certain affiliates of FSIC III Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

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

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in organization and offering costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the three months ended March 31, 2017, FS Investments did not fund any of the Company’s organization and offering costs. As of March 31, 2017, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,112	$15,590
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$9,619	$5,647
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$819	$574
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$447	$962
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$1,961

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amount shown for the three months ended March 31, 2017 are net of waivers of $1,504. During the three months ended March 31, 2017 and 2016, $17,823 and $14,011, respectively, in base management fees were paid to FSIC III Advisor. As of March 31, 2017, $17,112 in base management fees were payable to FSIC III Advisor.
(2)	During the three months ended March 31, 2017 and 2016, $12,323 and $11,825, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of March 31, 2017, a subordinated incentive fee on income of $9,619 was payable to FSIC III Advisor.
(3)	During the three months ended March 31, 2017 and 2016, $802 and $538, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $669 and $776 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2017 and 2016, respectively.
(4)	During the three months ended March 31, 2017 and 2016, the Company incurred offering costs of $576 and $1,200, respectively, of which $447 and $962, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.
(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees shown for the three months ended March 31, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of May 2, 2017, the Company has issued an aggregate of 2,082,584 shares of common stock for aggregate proceeds of $18,518 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide, or expect to provide, investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC III Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. For additional information regarding potential conflicts of interest, please see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of March 31, 2017 and December 31, 2016, no amounts remained subject to repayment by the Company to FS Investments.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the three months ended March 31, 2017 and 2016, FS Trust did not purchase any shares of the Company’s common stock.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1750	$44,066
Fiscal 2017
March 31, 2017	$0.1750	$48,011

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On March 7, 2017 and May 10, 2017, the Company’s board of directors declared regular weekly cash distributions for April 2017 through June 2017 and July 2017 through September 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the three months ended March 31, 2017 and 2016 was funded through the reimbursement of operating expenses by FS Investments.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	48,011	100%	44,066	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$48,011	100%	$44,066	100%

(1)	During the three months ended March 31, 2017 and 2016, 91.0% and 91.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 4.0%, respectively, was attributable to non-cash accretion of discount and 6.9% and 4.5%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $46,093 and $45,324, respectively. As of March 31, 2017 and December 31, 2016, the Company had $7,671 and $9,589, respectively, of undistributed net investment income and $50,633 and $60,099, respectively, of accumulated capital losses on a tax basis.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income and the accretion of discount on the TRS.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
GAAP-basis net investment income	$44,098	$40,882
Reclassification or deferral of unamortized original issue discount and prepayment fees	(4,137)	(425)
Tax-basis net investment income portion of total return swap payments	4,960	4,005
Accretion of discount on total return swap	869	743
Other miscellaneous differences	303	119

Tax-basis net investment income	$46,093	$45,324

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

As of March 31, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$7,671	$9,589
Other temporary differences	(202)	(206)
Accumulated capital losses(1)	(50,633)	(60,099)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap(2)	1,841	(1,759)

Total	$(41,323)	$(52,475)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $50,633, respectively.
(2)	As of March 31, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS was $72,761 and $65,610, respectively. As of March 31, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS was $70,920 and $67,369, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,404,850 and $3,256,233 as of March 31, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $1,841 and $(1,759) as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had a total deferred tax asset of $1,518 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation, on a tax basis, on investments, a net operating loss carryforward, and a capital loss carryforward. As of March 31, 2017, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax asset. Therefore the deferred tax asset was offset by a valuation allowance of $1,518. For the three months ended March 31, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,243,939	$2,249,875	66%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	226,124	212,485	6%	248,576	235,293	7%
Senior Secured Bonds	97,553	96,252	3%	86,137	84,664	3%
Subordinated Debt	652,921	666,143	20%	610,349	614,442	19%
Collateralized Securities	7,225	7,458	0%	7,317	7,327	0%
Equity/Other	169,251	162,235	5%	162,029	165,655	5%

Total	$3,397,013	$3,394,448	100%	$3,249,141	$3,243,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $401,260 and $409,056, respectively, as of March 31, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,600,068	$2,612,577	69%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	271,255	258,839	7%	283,471	271,046	7%
Senior Secured Bonds	97,553	96,252	3%	86,137	84,664	2%
Subordinated Debt	652,921	666,143	17%	610,349	614,442	17%
Collateralized Securities	7,225	7,458	0%	7,317	7,327	0%
Equity/Other	169,251	162,235	4%	162,029	165,655	5%

Total	$3,798,273	$3,803,504	100%	$3,637,822	$3,638,296	100%

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2017, the Company was deemed to be an “affiliated person”, as defined in the 1940 Act, of Aspect Software, Inc., in which the Company had three senior secured loan investments, one of which had a partially unfunded commitment and one of which had a fully unfunded commitment, and an equity/other investment, Fairway Group Acquisition Co., in which the Company had three senior secured loan investments and an equity/other investment, and Warren Resources, Inc., in which the Company had a senior secured loan investment, which was a partially unfunded commitment, and an equity/other investment. As of March 31, 2017, the Company did not “control”, as defined in the 1940 Act, any of its portfolio companies.

As of December 31, 2016, the Company was deemed to be an “affiliated person”, as defined in the 1940 Act, of Aspect Software, Inc., in which the Company had two senior secured loan investments, one of which was a partially unfunded commitment and an equity/other investment, Fairway Group Acquisition Co., in which the Company had three senior secured loan investments and an equity/other investment, and Warren Resources, Inc., in which the Company had a senior secured loan investment, which was a partially unfunded commitment, and an equity/other investment. As of December 31, 2016, the Company did not “control”, as defined in the 1940 Act, any of its portfolio companies.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, the Company had twenty-three unfunded debt investments with aggregate unfunded commitments of $206,988, one unfunded commitment to purchase up to $315 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $21 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2017 and audited consolidated schedule of investments as of December 31, 2016.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$11,083	0%	$35,373	1%
Capital Goods	400,623	12%	331,376	10%
Commercial & Professional Services	450,902	13%	444,650	14%
Consumer Durables & Apparel	146,562	4%	147,125	5%
Consumer Services	320,782	10%	302,459	9%
Diversified Financials	228,626	7%	248,148	8%
Energy	300,755	9%	272,759	9%
Food & Staples Retailing	11,456	0%	13,446	1%
Health Care Equipment & Services	464,900	14%	422,234	13%
Insurance	30,220	1%	7,602	0%
Materials	123,503	4%	116,952	4%
Media	137,096	4%	136,666	4%
Pharmaceuticals, Biotechnology & Life Sciences	5,102	0%	—	—
Real Estate	170	0%	171	0%
Retailing	94,508	3%	77,310	2%
Semiconductors & Semiconductor Equipment	9,130	0%	9,554	0%
Software & Services	388,351	11%	397,389	12%
Technology Hardware & Equipment	39,478	1%	40,777	1%
Telecommunication Services	24,595	1%	40,141	1%
Transportation	206,606	6%	199,178	6%

Total	$3,394,448	100%	$3,243,310	100%

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of March 31, 2017 and December 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

	March 31, 2017 (Unaudited)		December 31, 2016
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$6,490	$—	$4,973	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,387,958	12,527	3,238,337	11,403

Total	$3,394,448	$12,527	$3,243,310	$11,403

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

The secured borrowing as of March 31, 2017, was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of March 31, 2017 and December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	14,092	14,040

Total	$14,092	$14,040

The Company’s investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-four senior secured loan investments, three senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

value or liquidation value. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of March 31, 2017. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-nine senior secured loan investments, two senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. Three senior secured loan investments and one equity/other investment, which were newly issued and purchased near December 31, 2016, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 31, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company values the TRS in accordance with the agreements between Center City Funding LLC, or Center City Funding, and Citibank N.A., or Citibank, that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

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

The following is a reconciliation for the three months ended March 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337
Accretion of discount (amortization of premium)	1,283	1,996	247	871	(92)	—	4,305
Net realized gain (loss)	520	174	1,363	1,044	—	811	3,912
Net change in unrealized appreciation (depreciation)	4,740	(356)	172	9,129	223	(9,315)	4,593
Purchases	199,924	9,440	44,015	81,467	—	3,567	338,413
Paid-in-kind interest	338	1,309	—	4,282	—	—	5,929
Sales and redemptions	(92,859)	(35,371)	(34,209)	(45,092)	—	—	(207,531)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—

Fair value at end of period	$2,249,875	$212,485	$96,252	$666,143	$7,458	$155,745	$3,387,958

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,859	$1,571	$1,515	$10,002	$223	$(9,997)	$12,173

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	1,389	309	661	1,092	(170)	—	3,281
Net realized gain (loss)	75	18	(1,157)	(4,764)	—	—	(5,828)
Net change in unrealized appreciation (depreciation)	12,635	(11,200)	(22,479)	8,738	(14)	(4,539)	(16,859)
Purchases	84,947	20,505	4,549	69,924	—	11,091	191,016
Paid-in-kind interest	418	6	—	2,909	—	—	3,333
Sales and redemptions	(27,860)	(3,170)	(6,893)	(37,661)	—	—	(75,584)
Net transfers in or out of Level 3	—	—	—	—	—	(857)	(857)

Fair value at end of period	$1,950,156	$270,729	$50,278	$491,932	$7,423	$72,614	$2,843,132

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,451	$(11,254)	$(25,372)	$914	$(14)	$(5,436)	$(30,711)

The following is a reconciliation for the three months ended March 31, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Three Months Ended March 31, 2017
Fair value at beginning of period	$(14,040)
Amortization of premium (accretion of discount)	(7)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(45)
Proceeds from secured borrowing	—
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(14,092)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(45)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2017 and 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:

	For the Three Months Ended March 31, 2017
	2017	2016
Fair value at beginning of period	$11,403	$(25,927)
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	6,240	4,356
Net change in unrealized appreciation (depreciation)	1,124	1,944
Sales and redemptions	(6,240)	(4,356)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$12,527	$(23,983)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$1,124	$1,944

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at March 31, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,882,798	Market Comparables	Market Yield (%)	5.6% - 16.7%	9.5%
	79,790	Other(2)	Other	N/A	N/A
	221,947	Market Quotes	Indicative Dealer Quotes	6.0% - 102.5%	97.5%
	65,340	Cost	Cost	99.0% - 99.0%	99.0%
Senior Secured Loans—Second Lien	63,257	Market Comparables	Market Yield (%)	10.5% - 30.0%	18.0%
	5,022	Other(2)	Other	N/A	N/A
	143,456	Market Quotes	Indicative Dealer Quotes	11.4% - 101.4%	93.2%
	750	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Bonds	4,635	Market Comparables	Market Yield (%)	9.0% - 9.8%	9.5%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			Production Multiples (Mboe/d)	$40,000.0 - $42,500.0	$41,250.0
			Proved Reserves Multiples (Mmboe)	$11.5 - $12.5	$12.0
			PV-10 Multiples (x)	0.8x - 0.9x	0.8x
	91,617	Market Quotes	Indicative Dealer Quotes	72.5% - 107.8%	100.4%
Subordinated Debt	188,000	Market Comparables	Market Yield (%)	9.3% - 15.3%	13.0%
			EBITDA Multiples (x)	10.5x - 11.5x	11.0x
	478,143	Market Quotes	Indicative Dealer Quotes	67.0% - 106.1%	99.3%
Collateralized Securities	7,458	Market Quotes	Indicative Dealer Quotes	81.0% - 100.0%	82.8%
Equity/Other	100,372	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			EBITDA Multiples (x)	4.8x - 14.8x	8.9x
			Production Multiples (Mboe/d)	$40,000.0 - $57,500.0	$44,464.5
			Proved Reserves Multiples (Mmboe)	$10.3 - $12.5	$11.7
			Production Multiples (MMcfe/d)	$2,375.0 - $2,625.0	$2,500.0
			Proved Reserves Multiples (Bcfe)	$1.1 - $1.2	$1.1
			PV-10 Multiples (x)	0.8x - 6.6x	3.2x
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	52,961	Other(2)	Other	N/A	N/A
	2,358	Market Quotes	Indicative Dealer Quotes	3.0% - 12.8%	9.8%
	54	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,387,958

Total Return Swap	$12,527	Market Quotes	Indicative Dealer Quotes	83.0% - 101.6%	97.5%
Secured Borrowing	$(14,092)	Market Comparables	Market Yield (%)	(6.1)% - (7.1)%	(6.6)%

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

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,803,209	Market Comparables	Market Yield (%)	5.5% -17.3%	9.7%
	68,811	Other(2)	Other	N/A	N/A
	222,318	Market Quotes	Indicative Dealer Quotes	18.2% - 102.7%	97.7%
	41,591	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	68,944	Market Comparables	Market Yield (%)	10.3% - 22.9%	16.3%
	166,349	Market Quotes	Indicative Dealer Quotes	12.0% - 101.0%	92.4%
Senior Secured Bonds	3,403	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	81,261	Market Quotes	Indicative Dealer Quotes	76.0% - 106.6%	95.9%
Subordinated Debt	178,938	Market Comparables	Market Yield (%)	10.5% - 15.3%	13.5%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	435,504	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	98.5%
Collateralized Securities	7,327	Market Quotes	Indicative Dealer Quotes	79.9% - 94.3%	81.2%
Equity/Other	103,652	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.6x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$30,941.4
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.7
			PV-10 Multiples (x)	0.8x - 2.1x	1.4x
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	4,123	Market Quotes	Indicative Dealer Quotes	7.5% - 26.0%	18.2%
	52,773	Other(2)	Other	N/A	N/A
	134	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,238,337

Total Return Swap	$11,403	Market Quotes	Indicative Dealer Quotes	51.6% - 110.8%	97.6%
Secured Borrowing	$(14,040)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2017 and December 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

Arrangement	As of March 31, 2017 (Unaudited)
	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$401,260	$98,740	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	December 26, 2017(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$291,000	$59,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $1,303,677 and 3.49%, respectively. As of March 31, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.44%.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(3)
Deutsche Bank Credit Facility(4)	Revolving Credit Facility	L+2.25%	$240,000	$10,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.
(2)	On August 29, 2016, Burholme Funding LLC entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized. On November 15, 2016, Burholme Funding LLC entered into an amendment to the facility to increase the maximum commitment financing available to Burholme Funding LLC to $250,000 from $200,000.

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

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000. Most recently, on June 27, 2016, Center City Funding entered into a sixth amendment to the TRS to, among other things, (x) extend the date that Citibank may terminate the TRS from any time on or after June 26, 2016 to any time on or after June 27, 2017 and (y) increase the swap spread over one-month LIBOR that Center City Funding pays to Citibank on the utilized notional amount under the TRS from 1.50% per annum to 1.55% per annum.

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

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Center City Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City Funding. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter party, it could be offset with the TRS. As of March 31, 2017 and December 31, 2016 there were no other contracts to offset the TRS.

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

Citibank may terminate the TRS from any time on or after June 27, 2017. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 27, 2017, will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

would be owed by Center City Funding to Citibank for the period from the termination date through and including June 27, 2017. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum. If the TRS had been terminated as of March 31, 2017, Center City Funding would have been required to pay an early termination fee of approximately $1,015, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 30 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of March 31, 2017 and December 31, 2016, the fair value of the TRS was $12,527 and $11,403, respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation on total return swap. As of March 31, 2017 and December 31, 2016, the receivable due on the TRS was $2,630 and $1,817, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of March 31, 2017 and December 31, 2016, the Company posted $108,000 and $118,000, respectively, in cash collateral held by Citibank (of which only $94,566 and $94,651, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in related to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, Center City Funding had selected 54 underlying loans with a notional amount and market value of $401,260 and $409,056, respectively. As of December 31, 2016, Center City Funding had selected 53 underlying loans with a notional amount and market value of $388,681 and $394,986, respectively.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2017:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	$7,245	$7,252	$7
Alison US LLC(3)(7)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,473	73
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	3,343	3,511	168
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
AqGen Ascensus, Inc.	Diversified Financials	L+400	1.0%	12/5/22	13,932	14,905	973
ATX Networks Corp.(3)(7)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,839	4,839	—
ATX Networks Corp. (3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,718	7,837	119
Avantor Performance Materials Holdings, Inc.	Materials	L+400	1.0%	3/11/24	6,180	6,214	34
Avantor Performance Materials Holdings, Inc.(4)	Materials	L+400	1.0%	3/11/24	260	262	2
Avantor Performance Materials Holdings, Inc.	Materials	L+825	1.0%	3/10/25	2,918	2,962	44
Avantor Performance Materials Holdings, Inc.(4)	Materials	L+825	1.0%	3/10/25	128	130	2
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,703	7,865	162
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	16,077	16,241	164
Casablanca US Holdings Inc.(7)	Consumer Services	L+900	1.0%	2/21/25	4,925	4,912	(13)
CDS U.S. Intermediate Holdings, Inc.(3)(7)	Media	L+825	1.0%	7/10/23	8,865	8,910	45
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,734	1,798	64
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,774	1,839	65
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	306	317	11
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	2,446	2,537	91
Confie Seguros Holding II Co.(3)	Insurance	L+475	1.0%	4/19/22	6,913	7,001	88
Corner Investment PropCo, LLC(7)	Consumer Services	L+975	1.3%	11/2/19	6,459	6,418	(41)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,288	11,579	291
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	27,163	28,052	889
Engility Corp.(3)	Capital Goods	L+375	1.0%	8/14/23	5,147	5,194	47
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,908	8,435	(473)
Forterra Finance, LLC(3)	Materials	L+350	1.0%	10/25/23	13,979	14,159	180
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,257	6,842	(415)
Gulf Finance, LLC(7)	Energy	L+525	1.0%	8/25/23	9,651	9,909	258
Inmar, Inc.(7)	Software & Services	L+700	1.0%	1/27/22	3,439	3,296	(143)
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/22/24	7,511	7,581	70
Jazz Acquisition, Inc.(7)	Capital Goods	L+675	1.0%	6/19/22	2,512	2,200	(312)
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	5,400	5,440	40
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,944	9,428	484
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	1,473	1,462	(11)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,540	10,025	485
Murray Energy Corp.(7)	Energy	L+725	1.0%	4/16/20	9,848	10,260	412
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,843	6,835	(8)
Navistar, Inc.(3)	Capital Goods	L+400	1.0%	8/7/20	9,185	9,954	769
Neff Rental LLC(7)	Capital Goods	L+625	1.0%	6/9/21	8,996	10,705	1,709
New Arclin U.S. Holding Corp.	Materials	L+425	1.0%	2/14/24	7,814	7,912	98
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,654	34
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,301	2,434	133
Panda Temple Power, LLC(5)(6)(7)	Energy	L+625	1.0%	3/6/22	9,629	8,286	(1,343)
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	3,910	4,055	145
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	13,600	(2,377)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	10,176	10,265	89
Strike, LLC(7)	Energy	L+800	1.0%	11/30/22	4,789	5,012	223
SunGard Availability Services Capital, Inc.(7)	Software & Services	L+500	1.0%	3/29/19	4,770	5,251	481
TierPoint, LLC(7)	Software & Services	L+450	1.0%	12/2/21	4,424	4,518	94
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	3,310	3,293	(17)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	8,521	9,665	1,144
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	31,008	34,237	3,229
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,593	(285)
York Risk Services Holding Corp.(7)	Insurance	L+375	1.0%	10/1/21	15,124	14,822	(302)

Total					$401,260	$409,056	7,796

			Total TRS Accrued Income and Liabilities:				4,731

			Total TRS Fair Value:				$12,527

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, three-month LIBOR was 1.15%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is an unfunded commitment.
(5)	Security is non-income producing.
(6)	Security was on non-accrual status as of March 31, 2017.
(7)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	$7,264	$7,282	$18
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,400	—
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	3,352	3,487	135
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,967	14,822	855
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,851	4,802	(49)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,737	7,777	40
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	22,721	23,297	576
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,703	7,860	157
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+575		3/1/17	7,097	8,266	1,169
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+675		3/1/17	1,601	1,896	295
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,171	5,430	259
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	8,865	8,752	(113)
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,734	1,681	(53)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,778	1,724	(54)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	307	297	(10)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	2,453	2,378	(75)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,172	11,813	641
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,452	6,937	(1,515)
Confie Seguros Holding II Co.(3)	Insurance	L+475	1.0%	4/19/22	6,930	7,023	93
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,459	6,355	(104)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,317	11,696	379
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	27,232	27,930	698
DTZ U.S. Borrower, LLC	Real Estate	L+825	1.0%	11/4/22	816	833	17
Engility Corp.(3)	Capital Goods	L+475	1.0%	8/14/23	5,381	5,485	104
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,930	8,750	(180)
Forterra Finance, LLC(3)	Materials	L+350	1.0%	10/25/23	14,015	14,233	218
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	9,676	10,000	324
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,343	(96)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,079	(433)
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,369	6,506	137
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	5,414	5,382	(32)
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	9,000	9,250	250
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	1,476	1,484	8
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,600	10,025	425
Murray Energy Corp.	Energy	L+725	1.0%	4/16/20	9,875	10,118	243
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,861	6,895	34
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	9,208	9,994	786
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	9,225	10,898	1,673
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,610	(10)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,307	2,344	37
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,628	8,597	(1,031)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	$2,620	$1,386	$(1,234)
Printpack Holdings, Inc.	Materials	L+400	1.0%	7/26/23	3,947	3,992	45
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	11,760	12,210	450
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	13,982	(1,995)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	7,832	7,902	70
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,850	4,925	75
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	4,770	5,249	479
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,435	4,539	104
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	11,450	12,834	1,384
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	10,487	11,788	1,301
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,568	(310)

Total					$388,681	$394,986	6,305

			Total TRS Accrued Income and Liabilities:				5,098

			Total TRS Fair Value:				$11,403

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, three-month LIBOR was 1.00%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is non-income producing.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding LLC, or Burholme Funding, entered into a committed facility arrangement and related transaction documents, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNPP, on behalf of itself and as agent for BNP Paribas, BNP Paribas Prime Brokerage International, Ltd. and BNPP PB, Inc., or, collectively, the BNPP Entities. The BNP facility was effected through a committed facility agreement by and between Burholme Funding and BNPP, or the committed facility agreement, a U.S. PB agreement by and between Burholme Funding and BNPP, and a special custody and pledge agreement by and among Burholme Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of October 17, 2014, and which are collectively referred to herein as the BNP financing agreements. The BNP facility has subsequently been amended from time to time, most recently pursuant to an amendment dated as of November 15, 2016, to, among other matters, increase the maximum commitment financing available to Burholme Funding under the BNP facility to $250,000 from $200,000. In addition, on August 29, 2016, Burholme Funding entered into an amendment to the BNP facility to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized.

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

Prior to January 2, 2017 borrowings under the BNP facility accrued interest at a rate equal to three-month LIBOR plus 1.10% per annum and a non-usage fee in an amount equal to 0.55% was charged on unused commitments. On August 29, 2016, Burholme Funding entered into an amendment to the BNP facility which resulted in increases effective on and after January 2, 2017 to the (i) interest rate payable on borrowings to three month LIBOR plus 1.25% per annum and (ii) the commitment fee payable on all unused amounts to (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

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

As of March 31, 2017 and December 31, 2016, $187,700 and $187,700, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $375 in connection with obtaining the facility, which the Company has recorded as

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $37 of such deferred financing costs had yet to been amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$1,089	$620
Non-usage fees	101	80
Amortization of deferred financing costs	25	—

Total interest expense	$1,215	$700

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$1,130	$485
Average borrowings under the facility	$187,700	$142,211
Effective interest rate on borrowings (including the effect of non-usage fees)	2.62%	1.98%
Weighted average interest rate (including the effect of non-usage fees)(1)	2.53%	1.95%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Burholme Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding LLC, or Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank AG, New York Branch, or Deutsche Bank, credit facility, with Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Deutsche Bank credit facility, which has subsequently been amended from time to time to, among other matters, (i) increase the aggregate principal amount of available borrowings to $350,000 on a committed basis and (ii) extend the term of the facility to September 22, 2019.

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

As of March 31, 2017 and December 31, 2016, $291,000 and $240,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $3,438 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $1,854 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$2,227	$1,798
Non-usage and make whole fees	107	—
Amortization of deferred financing costs	225	186

Total interest expense	$2,559	$1,984

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$2,040	$1,729
Average borrowings under the facility	$252,048	$250,000
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.45%	2.82%
Weighted average interest rate (including the effect of non-usage and administration fees)(1)	3.71%	2.85%

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Dunlap Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Jefferson Square Funding LLC, or Jefferson Square Funding, entered into a senior secured term loan credit facility, or the JPM credit facility, with JP Morgan Chase Bank, National Association, or JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP as collateral administrator. On March 1, 2016, Jefferson Square Funding entered into an amendment with JPM to (i) increase the aggregate principal amount of advances by $50,000 to $350,000, plus an option, with the consent of Jefferson Square Funding, JPM, as administrative agent, and the lenders at the time, to further increase the aggregate principal amount of advances by an additional $50,000 prior to April 30, 2016 and (ii) increase the applicable interest rate from LIBOR for each three-month interest period plus 2.50% to LIBOR for each three-month interest period plus 2.69%. On April 28, 2016, Jefferson Square Funding exercised its option, with the necessary consents, to increase the aggregate principal amount of advances to $400,000.

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

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.69% per annum as of March 31, 2017. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

As of March 31, 2017 and December 31, 2016, $400,000 and $400,000, respectively, was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $477 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of March 31, 2017, $305 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the JPM credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$3,690	$2,524
Amortization of deferred financing costs	35	14

Total interest expense	$3,725	$2,538

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$3,608	$2,103
Average borrowings under the facility	$400,000	$317,033
Effective interest rate on borrowings	3.71%	3.31%
Weighted average interest rate(1)	3.69%	3.15%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Jefferson Square Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Goldman Facility

On June 18, 2015, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Germantown Funding LLC, or Germantown Funding, and Society Hill Funding LLC, or Society Hill Funding, entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $300,000 is available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternative arrangements.

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

As of March 31, 2017 and December 31, 2016, notes in an aggregate principal amount of $500,000 and $500,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $300,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of March 31, 2017 and December 31, 2016, Society Hill Funding’s liability under the Goldman facility was $300,000 and $300,000, respectively, plus $2,173 and $2,141, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of March 31, 2017 and December 31, 2016, the fair value of assets held by Germantown Funding was $616,905 and $610,741, respectively.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of March 31, 2017, $911 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$2,623	$2,253
Amortization of deferred financing costs	98	99

Total interest expense	$2,721	$2,352

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$2,590	$1,964
Average borrowings under the facility	$300,000	$289,200
Effective interest rate on borrowings	3.52%	3.12%
Weighted average interest rate(1)	3.50%	3.08%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Capital One Credit Facility

On August 13, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Chestnut Hill Funding LLC or Chestnut Hill Funding, entered into a revolving credit facility, or the Capital One credit facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian under the Capital One credit facility. The Capital One credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

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

As of March 31, 2017 and December 31, 2016, $150,000 and $150,000, respectively, was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of March 31, 2017, $932 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017, the components of total interest expense for the Capital One credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$1,295	$769
Non-usage fees	38	46
Amortization of deferred financing costs	68	69

Total interest expense	$1,401	$884

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$1,303	$580
Average borrowings under the facility	$150,000	$101,014
Effective interest rate on borrowings (including the effect of non-usage fees)	3.37%	3.13%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.55%	3.19%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of $14,092 and $14,040, respectively, and the fair value of the loan that is associated with the secured borrowing was $73,516 and $73,095, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the three months ended March 31, 2017, there were no new partial loan sales, fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$192	$—
Amortization of discount	7	—

Total interest expense	$199	$—

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$196	—
Average secured borrowing	$13,929	—
Effective interest rate on secured borrowing	5.53%	—
Weighted average interest rate(1)	5.50%	—

(1)	Interest under the secured borrowing is paid quarterly in arrears. The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$8.53	$7.85
Results of operations(2)
Net investment income	0.16	0.65
Net realized and unrealized appreciation (depreciation) on investments, total return swap and secured borrowing	0.05	0.72

Net increase (decrease) in net assets resulting from operations	0.21	1.37

Stockholder distributions(3)
Distributions from net investment income	(0.17)	(0.70)

Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.70)

Capital share transactions
Issuance of common stock(4)	—	0.01
Repurchases of common stock(5)	—	—

Net increase in net assets resulting from capital share transactions	—	0.01

Net asset value, end of period	$8.57	$8.53

Shares outstanding, end of period	279,234,382	272,354,014

Total return(6)	2.52%	18.31%

Total return (without assuming reinvestment of distributions)(7)	2.46%	17.58%

Ratio/Supplemental Data:
Net assets, end of period	$2,393,938	$2,323,940

Ratio of net investment income to average net assets(8)	1.87%	8.00%

Ratio of operating expenses and excise taxes to average net assets(8)	1.82%	7.51%

Ratio of net operating expenses and excise taxes to average net assets(8)	1.76%	7.51%

Portfolio turnover(9)	6.32%	37.52%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,649,323	$1,585,659

Asset coverage per unit(10)	2.45	2.47

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock to net asset value is less than $0.01 per share during each period.

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

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	0.41%	1.87%
Ratio of interest expense to average net assets	0.50%	1.87%
Ratio of offering costs to average net assets	0.02%	0.06%
Ratio of excise taxes to average net assets	—	0.01%

(9)	Portfolio turnover for the three months ended March 31, 2017 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Fund Complex or any affiliates thereof;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Direct Originations: We intend to leverage our relationships and our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e. opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC III Advisor and GDFM.

In addition, we opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters. As of March 31, 2017 and December 31, 2016, no amounts remained subject to repayment by us to FS Investments.

Portfolio Investment Activity for the Three Months Ended March 31, 2017 and for the Year Ended December 31, 2016

During the three months ended March 31, 2017, we made investments in portfolio companies totaling $341,257. During the same period, we sold investments for proceeds of $138,185 and received principal repayments of $69,346. As of March 31, 2017, our investment portfolio, with a total fair value of $3,394,448 (66% in first lien senior secured loans, 6% in second lien senior secured loans, 3% in senior secured bonds, 20% in subordinated debt, 0% in collateralized securities and 5% in equity/other), consisted of interests in 115 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $169.6 million. As of March 31, 2017, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par and our estimated gross portfolio yield, prior to leverage, was 9.4% based upon the amortized cost of our investments. For the three months ended March 31, 2017, our total return was 2.52% and our total return without assuming reinvestment of distributions was 2.46%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of March 31, 2017 and our institutional offering price of $8.64 per share as of such date, the annualized distribution rate to stockholders as of March 31, 2017 was 8.10%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of March 31, 2017. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total returns.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and the year ended December 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Purchases	$341,257	$1,446,810
Sales and Redemptions	(207,531)	(1,114,038)

Net Portfolio Activity	$133,726	$332,772

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$199,924	58%	$874,221	60%
Senior Secured Loans—Second Lien	9,440	3%	92,906	6%
Senior Secured Bonds	44,015	13%	125,265	9%
Subordinated Debt	81,467	24%	255,347	18%
Collateralized Securities	—	—	—	—
Equity/Other	6,411	2%	99,071	7%

Total	$341,257	100%	$1,446,810	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,243,939	$2,249,875	66%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	226,124	212,485	6%	248,576	235,293	7%
Senior Secured Bonds	97,553	96,252	3%	86,137	84,664	3%
Subordinated Debt	652,921	666,143	20%	610,349	614,442	19%
Collateralized Securities	7,225	7,458	0%	7,317	7,327	0%
Equity/Other	169,251	162,235	5%	162,029	165,655	5%

Total	$3,397,013	$3,394,448	100%	$3,249,141	$3,243,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $401,260 and $409,056, respectively, as of March 31, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,600,068	$2,612,577	69%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	271,255	258,839	7%	283,471	271,046	7%
Senior Secured Bonds	97,553	96,252	3%	86,137	84,664	2%
Subordinated Debt	652,921	666,143	17%	610,349	614,442	17%
Collateralized Securities	7,225	7,458	0%	7,317	7,327	0%
Equity/Other	169,251	162,235	4%	162,029	165,655	5%

Total	$3,798,273	$3,803,504	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Number of Portfolio Companies	115	114
% Variable Rate (based on fair value)	70.4%	70.4%
% Fixed Rate (based on fair value)	24.9%	24.5%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	4.7%	5.1%
Average Annual EBITDA of Portfolio Companies	$169,600	$159,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.3%	98.2%
% of Investments on Non-Accrual (based on fair value)	0.4%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2017 and the year ended December 31, 2016:

New Direct Originations	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$195,329	$749,165
Exited Investments (including partial paydowns)	(37,827)	(532,119)

Net Direct Originations	$157,502	$217,046

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$189,043	97%	$599,683	80%
Senior Secured Loans—Second Lien	1,682	1%	64,660	9%
Senior Secured Bonds	1,333	1%	3,335	0%
Subordinated Debt	—	—	40,277	5%
Collateralized Securities	—	—	—	—
Equity/Other	3,271	1%	41,210	6%

Total	$195,329	100%	$749,165	100%

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$21,703	$22,034
Weighted Average Maturity for New Direct Originations	8/29/23	3/27/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.9%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.1%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.5%	8.5%

The following table presents certain selected information regarding our direct originations as of March 31, 2017 and December 31, 2016:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2017	December 31, 2016
Number of Portfolio Companies	57	51
Average Annual EBITDA of Portfolio Companies	$60,200	$61,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.3x	4.6x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,422,060	72%	$2,264,209	70%
Opportunistic	724,242	21%	724,989	22%
Broadly Syndicated/Other	248,146	7%	254,112	8%

Total	$3,394,448	100%	$3,243,310	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$11,083	0%	$35,373	1%
Capital Goods	400,623	12%	331,376	10%
Commercial & Professional Services	450,902	13%	444,650	14%
Consumer Durables & Apparel	146,562	4%	147,125	5%
Consumer Services	320,782	10%	302,459	9%
Diversified Financials	228,626	7%	248,148	8%
Energy	300,755	9%	272,759	9%
Food & Staples Retailing	11,456	0%	13,446	1%
Health Care Equipment & Services	464,900	14%	422,234	13%
Insurance	30,220	1%	7,602	0%
Materials	123,503	4%	116,952	4%
Media	137,096	4%	136,666	4%
Pharmaceuticals, Biotechnology & Life Sciences	5,102	0%	—	—
Real Estate	170	0%	171	0%
Retailing	94,508	3%	77,310	2%
Semiconductors & Semiconductor Equipment	9,130	0%	9,554	0%
Software & Services	388,351	11%	397,389	12%
Technology Hardware & Equipment	39,478	1%	40,777	1%
Telecommunication Services	24,595	1%	40,141	1%
Transportation	206,606	6%	199,178	6%

Total	$3,394,448	100%	$3,243,310	100%

As of March 31, 2017, we were determined to be an “affiliated person”, as defined in the 1940 Act, of Aspect Software, Inc., in which we had three senior secured loan investments, one of which had a partially unfunded commitment and one of which had a fully unfunded commitment, and an equity/other investment, Fairway Group Acquisition Co., in which we had three senior secured loan investments and an equity/other investment, and Warren Resources, Inc., in which we had a senior secured loan investment, which was a partially unfunded commitment, and an equity/other investment. As of March 31, 2017, we did not “control”, as defined in the 1940 Act, any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control”, as defined in the 1940 Act, a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person”, as defined in the 1940 Act, of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, we had twenty-three unfunded debt investments with aggregate unfunded commitments of $206,988, one unfunded commitment to purchase up to $315 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $21 in shares of common stock of Chisholm Oil and Gas, LLC, respectively. As of December 31, 2016, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2017 and our audited consolidated schedule of investments as of December 31, 2016.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$33,215	1%	$31,381	1%
2	3,220,238	95%	3,060,613	94%
3	93,267	3%	115,673	4%
4	39,753	1%	28,191	1%
5	7,975	0%	7,452	0%

Total	$3,394,448	100%	$3,243,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

We generated investment income of $85,637 and $73,276 for the three months ended March 31, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $77,903 and $67,045 of cash income earned as well as $7,734 and $6,231 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2017 and 2016, we generated $79,533 and $72,093, respectively, of interest income, which represented 92.9% and 98.4%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended March 31, 2017 and 2016, we generated $6,104 and $1,183, respectively, of fee income, which represented 7.1% and 1.6% respectively, of total investment income. Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our net operating expenses for the three months ended March 31, 2017 and 2016 were $41,539 and $32,394, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $17,112 and $15,590, net of waivers by FSIC III Advisor of base management fees to which it was otherwise entitled of $1,504 and $0 for the three months ended March 31, 2017 and 2016, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $819 and $574 for the three months ended March 31, 2017 and 2016, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2017 and 2016, we accrued a subordinated incentive fee on income of $9,619 and $5,647, respectively, based on the performance of the portfolio. During the three months ended March 31, 2017 and 2016, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $11,820 and $8,458 for the three months ended March 31, 2017 and 2016, respectively, in connection with our financing arrangements. For the three months ended March 31, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $278 and $246, respectively, and fees and expenses incurred with our stock transfer agent totaled $387 and $446, respectively. Fees for our board of directors were $261 and $251 for the three months ended March 31, 2017 and 2016, respectively. Amortization of our deferred offering costs was $504 and $100 for the three months ended March 31, 2017 and 2016, respectively.

Our other general and administrative expenses totaled $739 and $1,082 for the three months ended March 31, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended March 31,
	2017	2016
Expenses associated with our independent audit and related fees	$99	$63
Legal fees	43	62
Printing fees	315	319
Other	282	638

Total	$739	$1,082

During the three months ended March 31, 2017 and 2016, the ratio of our net operating expenses to our average net assets was 1.76% and 1.67%, respectively. During the three months ended March 31, 2017 and 2016, the ratio of our net expenses to average net assets included $11,820 and $8,458, respectively, related to interest expense, $9,619 and $5,647, respectively, related to accruals for incentive fees and $504 and $100, respectively, related to the amortization of offering costs. Without such expenses, our ratio of net expenses to average net assets would have been 0.83% and 0.94% for the three months ended March 31, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $44,098 ($0.16 per share) and $40,882 ($0.16 per share) for the three months ended March 31, 2017 and 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $138,185 and $69,346, respectively, during the three months ended March 31, 2017, from which we realized a net gain of $3,912. We sold investments and received principal repayments of $57,603 and $17,981, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $5,828. During the three months ended March 31, 2017 and 2016, we earned $6,240 and $4,356, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap

For the three months ended March 31, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $3,266, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(45) and the net change in unrealized appreciation (depreciation) on our TRS was $1,124. For the three months ended March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(16,915) and the net change in unrealized appreciation (depreciation) on our TRS was $1,944. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2017 was driven by improvement in the high yield markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017 and 2016, the net increase in net assets resulting from operations was $58,595 ($0.21 per share) and $24,439 ($0.10 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2017, we had $281,055 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $108,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2017, we had $98,740 in capacity available under the TRS and $121,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of March 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2017, we had twenty-three debt investments with aggregate unfunded commitments of $206,988, one unfunded commitment to purchase up to $315 in shares of preferred stock and one unfunded commitment to purchase up to $21 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

During the three months ended March 31, 2017, we issued 8,416,416 shares of common stock for gross proceeds of $72,547 at an average price per share of $8.62. The gross proceeds received during the three months ended March 31, 2017 include reinvested stockholder distributions of $24,568 for which we issued 2,849,070 shares of common stock.

Since commencing our continuous public offering and through May 2, 2017, we have issued 286,797,865 shares of common stock for gross proceeds of $2,733,461. As of May 2, 2017, we had raised total gross proceeds of $2,745,448, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.550	$13,133

On April 5, 2017, we repurchased 2,470,559 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.88% of the shares outstanding as of such date) at $8.64 per share for aggregate consideration totaling $21,346.

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

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$401,260	$98,740	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	December 26, 2017(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$291,000	$59,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.
(2)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $1,303,677 and 3.49%, respectively. As of March 31, 2017, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.44%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2017 and 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1750	$44,066
Fiscal 2017
March 31, 2017	$0.1750	$48,011

On March 7, 2017 and May 10, 2017, our board of directors declared regular weekly cash distributions for April 2017 through June 2017 and July 2017 through September 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	48,011	100%	44,066	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$48,011	100%	$44,066	100%

(1)	During the three months ended March 31, 2017 and 2016, 91.0% and 91.5%, respectively, of our gross investment income was attributable to cash income earned, 2.1% and 4.0%, respectively, was attributable to non-cash accretion of discount and 6.9% and 4.5%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $46,093 and $45,324, respectively. As of March 31, 2017 and December 31, 2016, we had $7,671 and $9,589, respectively, of undistributed net investment income and $50,633 and $60,099, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2017 and 2016.

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

Our investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-four senior secured loan investments, three senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017 were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of March 31, 2017. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Forty-nine senior secured loan investments, two senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. Three senior secured loan investments and one equity/other investment, which were newly issued and purchased near December 31, 2016, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 31, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2017 and 2016.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$187,700	$187,700	—	—	—
Deutsche Bank Credit Facility(2)	$291,000	—	$291,000	—	—
JPM Credit Facility(3)	$400,000	—	$400,000	—	—
Goldman Facility(4)	$300,000	—	$300,000	—	—
Capital One Credit Facility(5)	$150,000	—	—	$150,000	—
Partial Loan Sale(6)	$13,929	—	—	—	$13,929

(1)	At March 31, 2017, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.
(2)	At March 31, 2017, $59,000 remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.
(3)	At March 31, 2017, no amounts remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.
(4)	At March 31, 2017, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.
(5)	At March 31, 2017, no amounts remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.
(6)	At March 31, 2017, no amounts remained unused under the secured borrowing. Amounts outstanding under the secured borrowing will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,112	$15,590
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$9,619	$5,647
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$819	$574
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$447	$962
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$1,961

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our weekly gross assets. As a result, the amount shown for the three months ended March 31, 2017 are net of waivers of $1,504. During the three months ended March 31, 2017 and 2016, $17,823 and $14,011, respectively, in base management fees were paid to FSIC III Advisor. As of March 31, 2017, $17,112 in base management fees were payable to FSIC III Advisor.
(2)	During the three months ended March 31, 2017 and 2016, $12,323 and $11,825, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of March 31, 2017, a subordinated incentive fee on income of $9,619 was payable to FSIC III Advisor.
(3)	During the three months ended March 31, 2017 and 2016, $802 and $538, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $669 and $776 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2017 and 2016, respectively.
(4)	During the three months ended March 31, 2017 and 2016, we incurred offering costs of $576 and $1,200, respectively, of which $447 and $962, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. See Note 2 for a discussion regarding the change in accounting treatment of offering costs.

(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering. The fees shown for the three months ended March 31, 2017 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

See Note 4 of our unaudited consolidated financial statements included herein for additional information regarding agreements with FSIC III Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FSIC III Advisor, capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchases of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands).

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 70.4% of our portfolio investments (based on fair value) paid variable interest rates, 24.9% paid fixed interest rates, 4.7% were non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2017:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 115 basis points	$(1,682)	$(14,746)	$13,064	4.5%
No change	—	—	—	—
Up 100 basis points	23,591	12,823	10,768	3.7%
Up 300 basis points	71,221	38,468	32,753	11.4%
Up 500 basis points	118,856	64,114	54,742	19.0%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2017, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
January 1, to January 31, 2017	1,536,048	$8.550	1,536,048	(1)
February 1 to February 28, 2017	—	—	—	—
March 1 to March 31, 2017	—	—	—	—

Total	1,536,048	$8.550	1,536,048	(1)

(1)	The maximum number of shares available for repurchase on January 4, 2017 was 4,259,891. A description of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s prospectus supplement (File No. 333-191925) filed on January 19, 2017 pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.6	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.8	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 1, 2016.)

10.17	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.18	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.19	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.20	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.21	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.22	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.23	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by return to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016.)

10.24	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016.)

10.25	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016.)

10.26	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.27	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.28	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.29	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.25 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.30	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.31	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.32	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.33	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.34	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.35	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.36	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017.)

10.37*	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.

10.38	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.39	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.40	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016.)

10.41	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.42	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.43	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.44	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.45	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.46	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.47	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.48	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.49	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.50	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2017.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)