Form 10-Q
period 2017-06-30
FS Investment Corp III
filed 2017-08-10
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 282,513,943 shares of the registrant’s common stock outstanding as of August 1, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,345,659 and $3,145,895, respectively)	$3,353,017	$3,134,721
Non-controlled/affiliated investments (amortized cost—$105,601 and $103,246, respectively)	87,062	108,589

Total investments, at fair value (amortized cost—$3,451,260 and $3,249,141, respectively)	3,440,079	3,243,310
Cash	257,135	249,862
Foreign currency, at fair value (cost—$13,858 and $0, respectively)	14,468	—
Due from counterparty	108,000	118,000
Receivable for investments sold and repaid	10,103	5,228
Interest receivable	30,543	29,501
Receivable for common stock purchased	442	—
Deferred financing costs	2,496	2,641
Deferred offering costs	1,192	977
Receivable due on total return swap(1)	4,299	1,817
Prepaid expenses and other assets	126	—
Unrealized appreciation on total return swap(1)	9,005	11,403

Total assets	$3,877,888	$3,662,739

Liabilities
Payable for investments purchased	$6,113	$4,850
Repurchase agreement payable (net of deferred financing costs of $812 and $1,009, respectively)(2)	299,188	298,991
Credit facilities payable (net of deferred financing costs of $268 and $340, respectively)	1,087,432	977,360
Secured borrowing, at fair value (amortized proceeds of $13,815 and $13,801, respectively)(3)	14,103	14,040
Management fees payable	16,776	17,823
Subordinated income incentive fees payable(4)	11,493	12,323
Administrative services expense payable	1,012	632
Interest payable	9,945	8,586
Directors’ fees payable	279	243
Other accrued expenses and liabilities	3,159	3,951

Total liabilities	1,449,500	1,338,799

Commitments and contingencies(5)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 284,319,489 and 272,354,014 shares issued and outstanding, respectively	284	272
Capital in excess of par value	2,479,468	2,376,143
Accumulated net realized losses on investments and total return swap(6)	(49,602)	(61,526)
Accumulated undistributed net investment income(6)	92	3,718
Net unrealized appreciation (depreciation) on investments, total return swap, secured borrowing and unrealized gain/loss on foreign currency	(1,854)	5,333

Total stockholders’ equity	2,428,388	2,323,940

Total liabilities and stockholders’ equity	$3,877,888	$3,662,739

Net asset value per share of common stock at period end	$8.54	$8.53

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction.

(3)	See Note 8 for a discussion of the Company’s secured borrowing.

(4)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(5)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$79,213	$72,556	$157,577	$144,649
Fee income	12,784	9,125	18,703	10,308
Dividend income	74	—	74	—
From non-controlled/affiliated investments:
Interest income	1,235	136	2,404	136
Fee income	7	199	192	199

Total investment income	93,313	82,016	178,950	155,292

Operating expenses
Management fees(1)	19,173	16,757	37,789	32,347
Subordinated income incentive fees(2)	11,493	9,747	21,112	15,394
Administrative services expenses	710	773	1,529	1,347
Stock transfer agent fees	391	396	778	842
Accounting and administrative fees	277	247	555	493
Interest expense	12,966	9,954	24,786	18,412
Directors’ fees	264	260	525	511
Offering costs	432	321	936	421
Other general and administrative expenses	775	1,238	1,514	2,320

Operating expenses	46,481	39,693	89,524	72,087
Management fees waiver(1)	(2,397)	—	(3,901)	—

Net expenses	44,084	39,693	85,623	72,087

Net investment income	49,229	42,323	93,327	83,205

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	696	(13,253)	4,608	(19,081)
Net realized gain (loss) on total return swap(3)	939	3,906	7,179	8,262
Net realized gain (loss) on foreign currency	137	—	137	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	6,949	94,457	18,532	77,542
Non-controlled/affiliated investments	(15,565)	2,635	(23,882)	2,635
Net change in unrealized appreciation (depreciation) on total return swap(3)	(3,522)	13,133	(2,398)	15,077
Net change in unrealized appreciation (depreciation) on secured borrowing(4)	(4)	—	(49)	—
Net change in unrealized gain (loss) on foreign currency	610	—	610	—

Total net realized and unrealized gain (loss)	(9,760)	100,878	4,737	84,435

Net increase (decrease) in net assets resulting from operations	$39,469	$143,201	$98,064	$167,640

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (earnings per share)	$0.14	$0.55	$0.35	$0.65

Weighted average shares outstanding	279,897,011	260,368,996	277,154,502	256,530,600

(1)	See Note 4 for a discussion of the permanent waiver by FSIC III Advisor, LLC, the Company’s investment adviser, of a portion of management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	See Note 8 for a discussion of the Company’s secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$93,327	$83,205
Net realized gain (loss) on investments, total return swap and foreign currency(1)	11,924	(10,819)
Net change in unrealized appreciation (depreciation) on investments	(5,350)	80,177
Net change in unrealized appreciation (depreciation) on total return swap(1)	(2,398)	15,077
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	(49)	—
Net change in unrealized gain (loss) on foreign currency	610	—

Net increase in net assets resulting from operations	98,064	167,640

Stockholder distributions(3)
Distributions from net investment income	(96,953)	(89,589)

Net decrease in net assets resulting from stockholder distributions	(96,953)	(89,589)

Capital share transactions(4)
Issuance of common stock	88,459	143,166
Reinvestment of stockholder distributions	49,357	47,785
Repurchases of common stock	(34,479)	(12,850)

Net increase in net assets resulting from capital share transactions	103,337	178,101

Total increase in net assets	104,448	256,152
Net assets at beginning of period	2,323,940	1,895,042

Net assets at end of period	$2,428,388	$2,151,194

Accumulated undistributed (distributions in excess of) net investment income(3)	$92	$(155)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$98,064	$167,640
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(787,081)	(627,867)
Paid-in-kind interest	(12,282)	(7,123)
Proceeds from sales and repayments of investments	608,257	475,924
Net realized (gain) loss on investments	(4,608)	19,081
Net change in unrealized (appreciation) depreciation on investments	5,350	(80,177)
Net change in unrealized (appreciation) depreciation on total return swap(1)	2,398	(15,077)
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	49	—
Accretion of discount	(6,405)	(5,917)
Amortization of deferred financing costs and discount on secured borrowing	928	754
Amortization of deferred offering costs	936	421
(Increase) decrease in due from counterparty	10,000	(15,000)
(Increase) decrease in receivable for investments sold and repaid	(4,875)	(3,082)
(Increase) decrease in interest receivable	(1,042)	(10,545)
(Increase) decrease in receivable due on total return swap(1)	(2,482)	(249)
(Increase) decrease in prepaid expenses and other assets	(126)	86
Increase (decrease) in payable for investments purchased	1,263	28,716
Increase (decrease) in management fees payable	(1,047)	2,746
Increase (decrease) in expense recoupment payable to sponsor(3)	—	(218)
Increase (decrease) in subordinated income incentive fees payable	(830)	(2,078)
Increase (decrease) in administrative services expense payable	380	(173)
Increase (decrease) in interest payable	1,359	2,053
Increase (decrease) in directors’ fees payable	36	41
Increase (decrease) in other accrued expenses and liabilities	(792)	(3,526)

Net cash provided by (used in) operating activities	(92,550)	(73,570)

Cash flows from financing activities
Issuance of common stock	88,017	161,879
Reinvestment of stockholder distributions	49,357	47,785
Repurchases of common stock	(34,479)	(12,850)
Offering costs incurred	(1,151)	(1,450)
Stockholder distributions	(96,953)	(89,677)
Borrowings under credit facilities(4)	110,000	137,245
Borrowings under repurchase agreement(5)	—	10,800
Deferred financing costs paid	(500)	(348)

Net cash provided by financing activities	114,291	253,384

Total increase (decrease) in cash	21,741	179,814
Cash at beginning of period	249,862	142,393

Cash at end of period	$271,603	$322,207

Supplemental disclosure
Local and excise taxes paid	$232	$300

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 8 for a discussion of the Company’s secured borrowing. During the six months ended June 30, 2017 and 2016, the Company paid $386 and $0, respectively, in interest expense on its secured borrowing.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2017 and 2016, the Company paid $16,850 and $11,274, respectively, in interest expense on the credit facilities.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2017 and 2016, the Company paid $5,263 and $4,331, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—87.7%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$64,483	$64,652	$64,483
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	68,517	68,517	68,517
Actian Corp.	(g)(i)	Software & Services	L+786	1.0%	6/30/22	21,333	21,333	21,333
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,924	17,924	18,193
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+770	1.0%	10/31/23	45,000	45,000	45,675
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,866	2,866	2,909
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	884	884	897
ASG Technologies Group, Inc.	(g)	Software & Services	L+785, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	20,596	20,556	20,776
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/18	3,978	3,978	3,968
Aspect Software, Inc.	(l)(u)	Software & Services	L+1000	1.0%	5/25/18	1,155	1,155	1,152
Aspect Software, Inc.	(f)(u)	Software & Services	L+1000	1.0%	5/25/20	10,027	10,027	10,052
Aspect Software, Inc.	(l)(u)	Software & Services	L+1200	1.0%	5/25/18	1,822	1,822	1,822
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+802	1.0%	5/8/19	28,000	28,000	28,420
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,775	9,673	9,677
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	29,766	28,967	29,468
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	16,894	16,894	17,304
AVF Parent, LLC	(l)	Retailing	L+725	1.3%	3/1/24	5,100	5,100	5,224
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	32,988	32,988	33,153
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/18	10,000	10,000	9,650
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,424	10,899	11,196
Casablanca US Holdings Inc.		Consumer Services	L+475	1.0%	3/29/24	4,988	4,866	4,994
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	14,098	13,763
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	957	957	957
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	11/1/21	1,652	1,652	1,652
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	19,900	19,900	20,024
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	10/31/23	12,174	12,174	12,250
Dade Paper & Bag, LLC	(g)(i)	Capital Goods	L+750	1.0%	6/10/24	44,813	44,813	44,925
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,775	44,775	45,223
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	5,801	5,801	5,772
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	3,819	3,819	1,623
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,689	1,689	1,698

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	$31,706	$31,865	$31,786
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,500
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	1,451	1,451	1,463
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	22,843	22,843	22,900
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,889	4,758	4,583
H.M. Dunn Co., Inc.		Capital Goods	L+948	1.0%	3/26/21	9,643	9,643	9,595
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,191	6,191	6,227
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,758	10,758	10,811
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	114,086	114,086	115,513
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	66,000	65,360	66,142
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,026
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	42,868	42,868	43,296
Murray Energy Corp.	(f)(i)	Energy	L+725	1.0%	4/16/20	10,526	10,338	10,320
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	1,677	1,677	1,677
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	5/5/21	9,503	9,503	9,503
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+438	4.5%	5/5/23	84,472	84,472	84,894
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,938
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+811	1.0%	9/2/22	21,741	21,741	22,013
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	3,250	3,250	3,291
Panda Temple Power, LLC	(m)(n)	Energy	L+625	1.0%	3/6/22	24,808	21,322	17,831
Panda Temple Power, LLC		Energy	L+900	1.0%	4/28/18	943	943	943
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	16,875
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/19/22	18,920	18,920	19,393
Polymer Additives, Inc.	(f)(h)	Materials	L+978	1.0%	12/19/22	21,623	21,623	21,731
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	20,053	20,053	20,203
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	70,262
Production Resource Group, LLC	(l)	Media	L+750	1.0%	1/14/19	2,458	2,459	2,649
Propulsion Acquisition, LLC	(f)(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	41,175	39,837	40,815
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+829	1.0%	11/25/21	154,000	154,000	154,801
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	100,406	100,406	101,912
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+860	1.0%	9/25/21	123,900	123,900	125,139

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC	(f)(h)	Capital Goods	L+769	1.1%	11/18/23	$42,893	$42,893	$43,429
Safariland, LLC	(l)	Capital Goods	L+725	1.1%	11/18/23	11,566	11,566	11,711
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	129,749	129,749	131,047
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,874	4,861	4,908
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	2,180	157
SSC (Lux) Limited S.a. r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,193
Strike, LLC		Energy	L+800	1.0%	5/30/19	1,333	1,333	1,363
Strike, LLC	(l)	Energy	L+800	1.0%	5/30/19	5,333	5,243	5,453
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	4,875	4,740	4,997
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,685
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,843	24,719
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,226	17,226	17,269
Trace3, LLC	(f)	Software & Services	L+775	1.0%	6/6/23	12,500	12,500	12,516
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+743	1.0%	9/16/21	179,976	179,976	181,326
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	10,574	10,574	10,614
USI Senior Holdings, Inc.	(f)	Capital Goods	L+781	1.0%	1/5/22	5,000	5,000	5,078
USI Senior Holdings, Inc.	(l)	Capital Goods	L+725	1.0%	1/5/22	1,190	1,190	1,209
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	746	744	670
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,253
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,834	17,834	17,410
Warren Resources, Inc.	(l)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	1,265	1,265	1,235
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,202	33,202	33,658
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	995	988	976
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,721	48,390
Zeta Interactive Holdings Corp.	(g)(h)(t)	Software & Services	L+750	1.0%	7/29/22	13,929	13,815	14,069
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,794
Zeta Interactive Holdings Corp.	(l)(t)	Software & Services	L+750	1.0%	7/29/22	2,229	2,229	2,262

Total Senior Secured Loans—First Lien							2,366,898	2,381,923
Unfunded Loan Commitments							(251,592)	(251,592)

Net Senior Secured Loans—First Lien							2,115,306	2,130,331

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—13.3%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$24,349	$24,349	$24,288
Ascent Resources—Marcellus, LLC	(m)(n)	Energy	L+750	1.0%	8/4/21	6,667	6,583	700
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	5,155	3,974	5,206
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,400	3,400	3,400
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	3,330	3,216	3,347
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,897	9,067
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	991	930	959
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	850	850	864
Chisholm Oil and Gas Operating, LLC	(l)	Energy	L+800	1.0%	3/21/24	150	150	152
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	12,654	11,701	12,781
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,305	689
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,206	15,361
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,343	3,343	1,421
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,011	4,005	2,819
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,611	9,175
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,006	1,916
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,445	3,588
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	3,760	3,733	3,424
LTI Holdings, Inc.	(i)	Materials	L+875	1.0%	5/16/25	10,000	9,802	9,825
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	5,031
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	11,248	11,264	11,283
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,599	18,556
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,402	128,312	120,376
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,950	25,715
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,186	3,926
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	36,291	31,194	27,015
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	1,132

Total Senior Secured Loans—Second Lien							352,279	322,016
Unfunded Loan Commitments							(150)	(150)

Net Senior Secured Loans—Second Lien							352,129	321,866

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—5.1%
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	$1,333	$1,333	$1,303
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,215	5,152
Caesars Growth Properties Holdings, LLC	(e)(r)	Consumer Services	9.4%		5/1/22	23,000	24,679	24,982
CEVA Group Plc	(e)(j)	Transportation	7.0%		3/1/21	3,000	2,609	2,809
CH2M Hill Companies, Ltd.		Capital Goods	10.0%		4/28/20	9,000	9,000	9,000
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	14,118
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	30,000	30,000	31,871
FBM Finance, Inc.	(e)	Capital Goods	8.3%		8/15/21	7,140	7,140	7,667
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,157	9,342
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	329	335
Sorenson Communications, Inc.	(e)(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,513	11,820
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	3,128	3,128	3,128
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	3,000	3,000	2,922

Total Senior Secured Bonds							123,877	124,449

Subordinated Debt—28.5%
Ascent Resources Utica Holdings, LLC	(e)	Energy	10.0%		4/1/22	30,000	30,000	30,056
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,874	9,015
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,239	9,038
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,171	21,150
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,611	40,770
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,436	97,879
Coveris Holdings S.A.	(e)(i)(j)(k)	Materials	7.9%		11/1/19	47,855	47,042	47,347
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,018	9,141
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	2,002	1,159
Exterran Energy Solutions, L.P.	(e)(j)	Capital Goods	8.1%		5/1/25	7,714	7,714	7,878
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	788	788	789
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,007	5,007	5,007
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,035	1,035	1,035

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$974	$974	$974
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	64,704	64,704	64,704
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,582	10,582	10,582
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,542	5,542	5,542
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	13,549	13,549	13,549
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	8,391	8,391	8,391
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	12,401	12,401	12,402
Great Lakes Dredge & Dock Corp.	(e)(j)	Capital Goods	8.0%		5/15/22	7,685	7,685	7,848
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	29,026	23,907
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	62,093	70,875
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,050	2,185
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,657	72,162
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,482	54,165
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	138
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,345	8,624
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	11,838	13,038
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,740
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	36,050	33,595	34,818

Total Subordinated Debt							674,283	691,908

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	693	727
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.9%		1/25/27	8,310	6,387	6,803

Total Collateralized Securities							7,080	7,530

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—6.8%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials	70,000	$1,750	$1,750
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	912
Altus Power America Holdings, LLC, Common Equity	(m)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy	955,284	955	955
ASG Technologies Group, Inc., Warrants, 6/27/2022	(m)	Software & Services	48,325	1,377	749
Aspect Software Parent, Inc., Common Equity	(m)(u)	Software & Services	1,142,735	53,808	43,253
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment	83,488	134	125
Chisholm Oil and Gas, LLC, Series A Units	(m)(o)	Energy	58,533	59	59
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods	173,900	174	157
Escape Velocity Holdings, Inc., Common Equity	(m)	Software & Services	7,725	77	77
Fairway Group Holdings Corp., Common Equity	(m)(u)	Food & Staples Retailing	71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	42,484,416	42,484	48,857
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing	206	614	734
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	5,100
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	386
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	9,721
JSS Holdco, LLC, Net Profits Interest	(m)	Capital Goods	—	—	305
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,058	5,970
North Haven Cadence TopCo, LLC, Common Equity	(m)	Consumer Services	833,333	833	1,000
PDI Parent LLC, Common Equity	(m)	Capital Goods	923,077	923	969
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy	827,156	5,082	4,364
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services	1,202,991	1,250	1,269
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	60	600	506
SandRidge Energy, Inc., Common Equity	(e)(j)(m)	Energy	253,009	5,647	4,354
Sequential Brands Group, Inc., Common Equity	(m)	Consumer Durables & Apparel	125,391	1,693	500
SSC Holdco Limited, Common Equity	(j)(m)	Health Care Equipment & Services	113,636	2,273	2,398
Sunnova Energy Corp., Common Equity	(m)	Energy	577,086	2,166	3,070
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	290
TE Holdings, LLC, Common Equity	(m)(o)	Energy	129,829	1,104	620
TE Holdings, LLC, Preferred Equity	(m)	Energy	86,061	859	839
Titan Energy, LLC, Common Equity	(m)	Energy	72,739	2,299	564
Warren Resources, Inc., Common Equity	(m)(u)	Energy	998,936	4,695	3,596

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	$1,478	$1,260
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(m)	Software & Services	1,051,348	8,357	9,796
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(m)	Software & Services	956,233	8,357	8,483
Zeta Interactive Holdings Corp., Warrants, 4/20/27	(m)	Software & Services	143,435	—	536

Total Equity/Other				178,585	163,995

TOTAL INVESTMENTS—141.7%				$3,451,260	3,440,079

LIABILITIES IN EXCESS OF ASSETS—(41.7%)					(1,011,691)

NET ASSETS—100.0%					$2,428,388

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)		$391,947		$9,005

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.30% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2017, 86.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 84.6% of the Company’s total assets represented qualifying assets as of June 30, 2017.

(k)	Position or portion thereof unsettled as of June 30, 2017.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of June 30, 2017.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of June 30, 2017, the fair value of securities rehypothecated by BNPP was $185,353.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.77 as of June 30, 2017.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of June 30, 2017 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the six months ended June 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in- Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(4)	Fee Income(4)	Dividend Income(4)
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$1,676	$(898)	—	—	$(13)	$3,965	$572	$51	—
Aspect Software, Inc.	$10,270	—	$(129)	—	—	$(89)	$10,052	$181	$82	—
Aspect Software, Inc.(2)	—	—	—	—	—	—	—	—	$59	—
Fairway Group Acquisition Co.	$5,687	$170	—	—	—	$(85)	$5,772	$298	—	—
Fairway Group Acquisition Co.	$3,306	$186	—	—	—	$(1,869)	$1,623	$185	—	—
Warren Resources, Inc.(3)	$17,744	$90	—	—	—	$(454)	$17,380	$991	—	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	$2,595	$179	—	—	—	$(1,353)	$1,421	$177	—	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	$59,634	$1,081	—	—	—	$(17,462)	$43,253	—	—	—
Fairway Group Holdings Corp., Common Equity	$1,858	—	—	—	—	$(1,858)	$—	—	—	—
Warren Resources, Inc., Common Equity	$4,295	—	—	—	—	$(699)	$3,596	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $1,155 and a fair value of $1,152.

(2)	Security is an unfunded commitment with an amortized cost of $1,822 and a fair value of $1,822.

(3)	Security includes a partially unfunded commitment with an amortized cost of $1,265 and a fair value of $1,235.

(4)	Interest, fee and dividend income presented for the full six months ended June 30, 2017.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$9,827	$9,827	$9,766
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,146	5,146	5,114
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	12,583	12,582	12,504
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	7,792	7,792	7,744
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,517	11,517	11,517
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,838	27,656
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,616	65,250
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,035	2,544
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,674	69,301
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,458	51,113
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	132
SandRidge Energy, Inc.	(e)(j)(m)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(e)(j)	Consumer Services	8.1%		9/15/18	14,638	13,782	14,825
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,376	8,264
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,550	11,295
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,498
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,295	7,602

Total Subordinated Debt							610,349	614,442

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	691	689
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	16.4%		1/25/27	8,310	6,626	6,638

Total Collateralized Securities							7,317	7,327

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).
(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 82.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(k)	Position or portion thereof unsettled as of December 31, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2016, the fair value of securities rehypothecated by BNPP was $176,481.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.74 as of December 31, 2016.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the year ended December 31, 2016:

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2017, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2017. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Partial Loan Sales: The Company follows the guidance in ASC Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in ASC Topic 860, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	10,253,607	$88,459	17,892,867	$153,158
Reinvestment of Distributions	5,718,475	49,357	5,994,199	47,785

Total Gross Proceeds	15,972,082	137,816	23,887,066	200,943
Commissions and Dealer Manager Fees	—	—	—	(9,992)

Net Proceeds to Company	15,972,082	137,816	23,887,066	190,951
Share Repurchase Program	(4,006,607)	(34,479)	(1,612,228)	(12,850)

Net Proceeds to Company from Share Transactions	11,965,475	$103,337	22,274,838	$178,101

Status of Continuous Public Offering

Since commencing its continuous public offering and through August 1, 2017, the Company has issued 294,406,456 shares of common stock for gross proceeds of $2,799,197. As of August 1, 2017, the Company had raised total gross proceeds of $2,811,184, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the six months ended June 30, 2017 and 2016, the Company issued 15,972,082 and 23,887,066 shares of common stock for gross proceeds of $137,816 and $200,943 at an average price per share of $8.63 and $8.41, respectively. The gross proceeds received during the six months ended June 30, 2017 and 2016, include reinvested stockholder distributions of $49,357 and $47,785 for which the Company issued 5,718,475 and 5,994,199 shares of common stock, respectively. During the period from July 1, 2017 to August 1, 2017, the Company issued 2,126,846 shares of common stock for gross proceeds of $18,380 at an average price per share of $8.64.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $9,992 for the six months ended June 30, 2016.

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

Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in its continuous public offering have been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. The institutional offering price as of June 30, 2017 was $8.64 per share; however, to the extent that the Company’s net asset value per share increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per share that is below the Company’s net asset value per share. In the event of a material decline in the Company’s net asset value per share, which the Company considers to be a 2.5% decrease below the Company’s then-current institutional offering price, the Company will reduce its institutional offering price in order to establish a new institutional offering price that is not more than 2.5% above the Company’s net asset value per share.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 10, 2017, the Company’s board of directors amended the share repurchase program. As amended, the Company will limit the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	$8,213
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.550	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.640	$21,346

On July 5, 2017, the Company repurchased 3,932,392 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 1.38% of the shares outstanding as of such date) at $8.64 per share for aggregate consideration totaling $33,976.

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

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in organization and offering costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the six months ended June 30, 2017, FS Investments did not fund any of the Company’s organization and offering costs. As of June 30, 2017, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three and six months ended June 30, 2017 and 2016:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,776	$16,757	$33,888	$32,347
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$11,493	$9,747	$21,112	$15,394
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$710	$773	$1,529	$1,347
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$306	$154	$753	$1,116
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$—	$—	$1,961

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three and six months ended June 30, 2017 are net of waivers of $2,397 and $3,901, respectively. During the six months ended June 30, 2017 and 2016, $34,935 and $29,601, respectively, in base management fees were paid to FSIC III Advisor. As of June 30, 2017, $16,776 in base management fees were payable to FSIC III Advisor.
(2)	During the six months ended June 30, 2017 and 2016, $21,942 and $17,472, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of June 30, 2017, a subordinated incentive fee on income of $11,493 was payable to FSIC III Advisor.
(3)	During the six months ended June 30, 2017 and 2016, $1,481 and $1,280, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $1,149 and $1,520 in administrative services expenses to FSIC III Advisor during the six months ended June 30, 2017 and 2016, respectively.
(4)	During the six months ended June 30, 2017 and 2016, the Company incurred offering costs of $1,151 and $1,450, respectively, of which $753 and $1,116, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.
(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees shown for the six months ended June 30, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of August 1, 2017, the Company has issued an aggregate of 2,142,089 shares of common stock for aggregate proceeds of $19,033 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

Potential Conflicts of Interest

FSIC III Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide, or expect to provide, investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC III Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC III Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2017 and December 31, 2016, no amounts remained subject to repayment by the company to FS Investments.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the six months ended June 30, 2017 and 2016, FS Trust purchased $216 and $203, respectively, of the Company’s shares at a purchase price per share of $8.64 and $8.10, respectively, which price is equal to the institutional offering price in effect on the date of purchase.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1750	$44,066
June 30, 2016	$0.1750	$45,523
Fiscal 2017
March 31, 2017	$0.1750	$48,011
June 30, 2017	$0.1750	$48,942

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On May 10, 2017 and August 1, 2017, the Company’s board of directors declared regular weekly cash distributions for July 2017 through September 2017 and October 2017 through December 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the six months ended June 30, 2017 and 2016 was funded through the reimbursement of operating expenses by FS Investments.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	96,953	100%	89,589	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$96,953	100%	$89,589	100%

(1)	During the six months ended June 30, 2017 and 2016, 91.2% and 92.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.9% and 3.1%, respectively, was attributable to non-cash accretion of discount and 6.9% and 4.6%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $95,736 and $87,393, respectively. As of June 30, 2017 and December 31, 2016, the Company had $8,372 and $9,589, respectively, of undistributed net investment income and $48,026 and $60,099, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification or deferral of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income and the accretion of discount on the TRS.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
GAAP-basis net investment income	$93,327	$83,205
Reclassification or deferral of unamortized original issue discount and prepayment fees	(9,016)	(6,666)
Tax-basis net investment income portion of total return swap payments	9,073	9,122
Accretion of discount on total return swap	1,805	1,272
Other miscellaneous differences	547	460

Tax-basis net investment income	$95,736	$87,393

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

As of June 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$8,372	$9,589
Other temporary differences	(198)	(206)
Accumulated capital losses(1)	(48,026)	(60,099)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap and gain/loss on foreign currency(2)	(10,501)	(1,759)

Total	$(50,353)	$(52,475)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $48,026, respectively.
(2)	As of June 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS and gain on foreign currency was $91,834 and $65,610, respectively. As of June 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS and loss on foreign currency was $102,335 and $67,369, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,459,907 and $3,256,233 as of June 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(10,501) and $(1,759) as of June 30, 2017 and December 31, 2016, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2017, the Company had a total deferred tax asset of $1,776 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, a net operating loss carryforward and a capital loss carryforward. As of June 30, 2017, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax asset, therefore, the deferred tax asset was offset by a valuation allowance of $1,776. For the six months ended June 30, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,115,306	$2,130,331	62%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	352,129	321,866	9%	248,576	235,293	7%
Senior Secured Bonds	123,877	124,449	4%	86,137	84,664	3%
Subordinated Debt	674,283	691,908	20%	610,349	614,442	19%
Collateralized Securities	7,080	7,530	0%	7,317	7,327	0%
Equity/Other	178,585	163,995	5%	162,029	165,655	5%

Total	$3,451,260	$3,440,079	100%	$3,249,141	$3,243,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $391,947 and $398,079, respectively, as of June 30, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,439,876	$2,459,166	64%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	419,506	391,110	10%	283,471	271,046	7%
Senior Secured Bonds	123,877	124,449	3%	86,137	84,664	2%
Subordinated Debt	674,283	691,908	18%	610,349	614,442	17%
Collateralized Securities	7,080	7,530	0%	7,317	7,327	0%
Equity/Other	178,585	163,995	5%	162,029	165,655	5%

Total	$3,843,207	$3,838,158	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

As of June 30, 2017, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2017, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.

As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2016, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, the Company had twenty-four unfunded debt investments with aggregate unfunded commitments of $251,742, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$11,140	0%	$35,373	1%
Capital Goods	470,561	14%	331,376	10%
Commercial & Professional Services	485,145	14%	444,650	14%
Consumer Durables & Apparel	140,393	4%	147,125	5%
Consumer Services	314,720	9%	302,459	9%
Diversified Financials	248,532	7%	248,148	8%
Energy	288,749	9%	272,759	9%
Food & Staples Retailing	8,816	0%	13,446	1%
Health Care Equipment & Services	310,335	9%	422,234	13%
Insurance	35,794	1%	7,602	0%
Materials	148,746	4%	116,952	4%
Media	200,584	6%	136,666	4%
Real Estate	—	—	171	0%
Retailing	89,257	3%	77,310	2%
Semiconductors & Semiconductor Equipment	9,342	0%	9,554	0%
Software & Services	409,754	12%	397,389	12%
Technology Hardware & Equipment	39,270	1%	40,777	1%
Telecommunication Services	25,352	1%	40,141	1%
Transportation	203,589	6%	199,178	6%

Total	$3,440,079	100%	$3,243,310	100%

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

As of June 30, 2017 and December 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2017 (Unaudited)		December 31, 2016
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$5,418	$—	$4,973	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,434,661	9,005	3,238,337	11,403

Total	$3,440,079	$9,005	$3,243,310	$11,403

The Company has elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowing which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowing as a component of the net change in unrealized appreciation (depreciation) on secured borrowing in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

The secured borrowing as of June 30, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of June 30, 2017 and December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	14,103	14,040

Total	$14,103	$14,040

The Company’s investments as of June 30, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-nine senior secured loan investments, five senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly issued and purchased near June 30, 2017, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of June 30, 2017. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the six months ended June 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337
Accretion of discount (amortization of premium)	1,938	2,875	261	1,568	(237)	—	6,405
Net realized gain (loss)	723	281	1,611	1,182	—	811	4,608
Net change in unrealized appreciation (depreciation)	13,829	(16,980)	2,045	13,532	440	(15,817)	(2,951)
Purchases	426,527	156,596	75,258	112,955	—	12,901	784,237
Paid-in-kind interest	750	2,723	34	8,775	—	—	12,282
Sales and redemptions	(449,365)	(58,922)	(39,424)	(60,546)	—	—	(608,257)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—

Fair value at end of period	$2,130,331	$321,866	$124,449	$691,908	$7,530	$158,577	$3,434,661

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,235	$(16,302)	$3,389	$12,763	$440	$(25,268)	$(8,743)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	2,733	687	773	2,161	(437)	—	5,917
Net realized gain (loss)	34,035	(96)	(44,739)	(8,282)	—	1	(19,081)
Net change in unrealized appreciation (depreciation)	10,855	(3,925)	19,293	54,160	342	(692)	80,033
Purchases	286,176	50,567	42,679	190,233	—	58,212	627,867
Paid-in-kind interest	594	14	167	6,348	—	—	7,123
Sales and redemptions	(265,975)	(25,748)	(51,968)	(128,129)	—	(4,104)	(475,924)
Net transfers in or out of Level 3	—	—	—	—	—	(857)	(857)

Fair value at end of period	$1,946,970	$285,760	$41,802	$568,185	$7,512	$119,479	$2,969,708

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$9,983	$(5,242)	$(5,559)	$39,593	$342	$(320)	$38,797

The following is a reconciliation for the six months ended June 30, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Six Months Ended June 30, 2017
Fair value at beginning of period	$(14,040)
Amortization of premium (accretion of discount)	(14)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(49)
Proceeds from secured borrowing	—
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(14,103)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(49)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2017 and 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:

	For the Six Months Ended June 30,
	2017	2016
Fair value at beginning of period	$11,403	$(25,927)
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	7,179	8,262
Net change in unrealized appreciation (depreciation)	(2,398)	15,077
Sales and redemptions	(7,179)	(8,262)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$9,005	$(10,850)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(2,398)	$15,077

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at June 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,868,820	Market Comparables	Market Yield (%)	4.8% - 16.8%	9.3%
	65,439	Other(2)	Other	N/A	N/A
	174,739	Market Quotes	Indicative Dealer Quotes	4.0% - 103.0%	95.7%
	21,333	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	188,501	Market Comparables	Market Yield (%)	8.9% - 32.5%	16.8%
	5,031	Other(2)	Other	N/A	N/A
	128,334	Market Quotes	Indicative Dealer Quotes	9.2% - 101.6%	90.7%
Senior Secured Bonds	16,689	Market Comparables	Market Yield (%)	9.3% - 12.3%	10.3%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			Production Multiples (Mboe/d)	$36,000.0 - $38,500.0	$37,250.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.7x
	107,760	Market Quotes	Indicative Dealer Quotes	74.3% -109.0%	102.5%
Subordinated Debt	193,987	Market Comparables	Market Yield (%)	9.0% - 15.3%	12.9%
			EBITDA Multiples (x)	10.3x - 11.3x	10.8x
	497,921	Market Quotes	Indicative Dealer Quotes	52.9% - 107.5%	100.1%
Collateralized Securities	7,530	Market Quotes	Indicative Dealer Quotes	81.9% - 99.6%	83.6%
Equity/Other	102,915	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			EBITDA Multiples (x)	1.9x - 15.3x	7.8x
			Production Multiples (Mboe/d)	$36,000.0 - $47,500.0	$39,266.5
			Proved Reserves Multiples (Mmboe)	$9.3 - $11.0	$10.3
			PV-10 Multiples (x)	0.7x - 2.3x	1.1x
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
		Option Valuation Model	Volatility (%)	30.0% - 40.0%	38.3%
	54,203	Other(2)	Other	N/A	N/A
	1,459	Market Quotes	Indicative Dealer Quotes	4.8% - 9.8%	7.6%

Total	$3,434,661

Total Return Swap	$9,005	Market Quotes	Indicative Dealer Quotes	61.4% - 102.0%	97.4%
Secured Borrowing	$(14,103)	Market Comparables	Market Yield (%)	(5.9)% - (6.9)%	(6.4)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,803,209	Market Comparables	Market Yield (%)	5.5% -17.3%	9.7%
	68,811	Other(2)	Other	N/A	N/A
	222,318	Market Quotes	Indicative Dealer Quotes	18.2% -102.7%	97.7%
	41,591	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	68,944	Market Comparables	Market Yield (%)	10.3% - 22.9%	16.3%
	166,349	Market Quotes	Indicative Dealer Quotes	12.0% - 101.0%	92.4%
Senior Secured Bonds	3,403	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	81,261	Market Quotes	Indicative Dealer Quotes	76.0% - 106.6%	95.9%
Subordinated Debt	178,938	Market Comparables	Market Yield (%)	10.5% - 15.3%	13.5%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	435,504	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	98.5%
Collateralized Securities	7,327	Market Quotes	Indicative Dealer Quotes	79.9% - 94.3%	81.2%
Equity/Other	103,652	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.6x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$30,941.4
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.7
			PV-10 Multiples (x)	0.8x - 2.1x	1.4x
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	4,123	Market Quotes	Indicative Dealer Quotes	7.5% - 26.0%	18.2%
	52,773	Other(2)	Other	N/A	N/A
	134	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,238,337

Total Return Swap	$11,403	Market Quotes	Indicative Dealer Quotes	51.6% - 110.8%	97.6%
Secured Borrowing	$(14,040)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

Arrangement	As of June 30, 2017 (Unaudited)
	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$391,947	$108,053	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	March 27, 2018(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$350,000	$—	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	On June 27, 2017, Center City Funding entered into an amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 27, 2017 to any time on or after September 30, 2017.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $1,343,669 and 3.53%, respectively. As of June 30, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.54%.

Arrangement	As of December 31, 2016
	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(1)
BNP Facility(2)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(3)
Deutsche Bank Credit Facility(4)	Revolving Credit Facility	L+2.25%	$240,000	$10,000	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.
(2)	On August 29, 2016, Burholme Funding LLC entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized. On November 15, 2016, Burholme Funding LLC entered into an amendment to the facility to increase the maximum commitment financing available to Burholme Funding LLC to $250,000 from $200,000.
(3)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.

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

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000. Most recently, on June 27, 2017, Center City Funding entered into a seventh amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 27, 2017 to any time on or after September 30, 2017 and extend the ramp-down period from 30 to 90 days prior to September 30, 2017.

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

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Center City Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City Funding. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter party, it could be offset with the TRS. As of June 30, 2017 and December 31, 2016, there were no other contracts to offset the TRS.

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Center City Funding for the purpose of funding any additional collateral or payment obligations for which Center City Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Center City Funding and Center City Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City Funding under the TRS. In the event of an early termination of the TRS prior to the ramp-down period, Center City Funding would be required to pay an early termination fee.

Citibank may terminate the TRS from any time on or after September 30, 2017. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the ramp-down period, would have resulted in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee equals the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including September 30, 2017. Such monthly payments will equal the present value of the

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum. If the TRS had been terminated as of June 30, 2017, Center City Funding would have been required to pay an early termination fee of approximately $1,032, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 90 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of June 30, 2017 and December 31, 2016, the fair value of the TRS was $9,005 and $11,403, respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation on total return swap. As of June 30, 2017 and December 31, 2016, the receivable due on the TRS was $4,299 and $1,817, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of June 30, 2017 and December 31, 2016, the Company posted $108,000 and $118,000, respectively, in cash collateral held by Citibank (of which only $96,938 and $94,651, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in related to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, Center City Funding had selected 50 underlying loans with a notional amount and market value of $391,947 and $398,079, respectively. As of December 31, 2016, Center City Funding had selected 53 underlying loans with a notional amount and market value of $388,681 and $394,986, respectively.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2017:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	$7,227	$7,245	$18
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	3,335	3,508	173
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,970	210
AqGen Ascensus, Inc.	Diversified Financials	L+400	1.0%	12/5/22	13,897	14,914	1,017
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,814	4,814	—
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,679	7,798	119
Avantor Performance Materials Holdings, Inc.	Materials	L+400	1.0%	3/11/24	6,424	6,435	11
Avantor Performance Materials Holdings, Inc.	Materials	L+825	1.0%	3/10/25	3,046	3,104	58
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,683	7,879	196
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,951	5,913	(38)
Casablanca US Holdings Inc.(4)	Consumer Services	L+900	1.0%	3/31/25	4,925	5,000	75
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	9,022	157
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	2,504	2,665	161
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	2,556	2,744	188
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	441	473	32
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	3,526	3,785	259
Confie Seguros Holding II Co.(3)	Insurance	L+550	1.0%	4/19/22	6,895	6,868	(27)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,260	11,608	348
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	27,095	27,950	855
Engility Corp.(3)	Capital Goods	L+375	1.0%	8/14/23	4,958	5,033	75
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,885	8,335	(550)
Forterra Finance, LLC(3)	Materials	L+300	1.0%	10/25/23	12,854	12,162	(692)
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,239	5,046	(2,193)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,484	9,081	(403)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	14,775	14,812	37
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,493	7,479	(14)
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,513	2,369	(144)
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	5,386	5,426	40
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,888	9,307	419
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	9,900	9,900	—
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	278	274	(4)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,480	9,949	469
Murray Energy Corp.(4)	Energy	L+725	1.0%	4/16/20	9,821	10,296	475
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,826	6,843	17
Navistar, Inc.(3)	Capital Goods	L+400	1.0%	8/7/20	9,161	9,935	774
Neff Rental LLC(4)	Capital Goods	L+625	1.0%	6/9/21	8,996	10,714	1,718
New Arclin U.S. Holding Corp.	Materials	L+425	1.0%	2/14/24	7,814	7,932	118
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,295	2,415	120
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,939	12,546	(3,393)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	10,150	10,138	(12)
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	4,729	4,973	244
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+500	1.0%	3/29/19	4,771	5,375	604
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	7,061	131
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	2,506	2,500	(6)
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	7,183	7,173	(10)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	4,237	4,878	641
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	30,928	35,340	4,412
Westbridge Technologies, Inc.	Software & Services	L+850	1.0%	4/28/23	6,860	6,895	35
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,519	(359)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	14,907	14,678	(229)

Total					$391,947	$398,079	6,132

			Total TRS Accrued Income and Liabilities:				2,873

			Total TRS Fair Value:				$9,005

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, three-month LIBOR was 1.30%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+425	1.0%	8/29/21	$7,264	$7,282	$18
Alison US LLC(3)	Capital Goods	L+850	1.0%	8/29/22	2,400	2,400	—
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	3,352	3,487	135
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
AqGen Ascensus, Inc.	Diversified Financials	L+450	1.0%	12/5/22	13,967	14,822	855
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,851	4,802	(49)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,737	7,777	40
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	22,721	23,297	576
BBB Industries US Holdings, Inc.	Automobiles & Components	L+500	1.0%	11/3/21	7,703	7,860	157
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+575		3/1/17	7,097	8,266	1,169
Caesars Entertainment Operating Co., Inc.(3)(4)	Consumer Services	L+675		3/1/17	1,601	1,896	295
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,171	5,430	259
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	8,865	8,752	(113)
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,734	1,681	(53)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,778	1,724	(54)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	307	297	(10)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	2,453	2,378	(75)
Compuware Corp.	Software & Services	L+525	1.0%	12/15/21	11,172	11,813	641
Concordia Healthcare Corp.(3)	Pharmaceuticals, Biotechnology & Life Sciences	L+425	1.0%	10/21/21	8,452	6,937	(1,515)
Confie Seguros Holding II Co.(3)	Insurance	L+475	1.0%	4/19/22	6,930	7,023	93
Corner Investment PropCo, LLC	Consumer Services	L+975	1.3%	11/2/19	6,459	6,355	(104)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,317	11,696	379
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	27,232	27,930	698
DTZ U.S. Borrower, LLC	Real Estate	L+825	1.0%	11/4/22	816	833	17
Engility Corp.(3)	Capital Goods	L+475	1.0%	8/14/23	5,381	5,485	104
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,930	8,750	(180)
Forterra Finance, LLC(3)	Materials	L+350	1.0%	10/25/23	14,015	14,233	218
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	9,676	10,000	324
Inmar, Inc.	Software & Services	L+700	1.0%	1/27/22	3,439	3,343	(96)
Jazz Acquisition, Inc.	Capital Goods	L+675	1.0%	6/19/22	2,512	2,079	(433)
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,369	6,506	137
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	5,414	5,382	(32)
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	9,000	9,250	250
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	1,476	1,484	8
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,600	10,025	425
Murray Energy Corp.	Energy	L+725	1.0%	4/16/20	9,875	10,118	243
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	6,861	6,895	34
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	9,208	9,994	786
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	9,225	10,898	1,673
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,610	(10)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,307	2,344	37
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,628	8,597	(1,031)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,620	1,386	(1,234)
Printpack Holdings, Inc.	Materials	L+400	1.0%	7/26/23	3,947	3,992	45
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	11,760	12,210	450
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	13,982	(1,995)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	7,832	7,902	70
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,850	4,925	75

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	$4,770	$5,249	$479
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,435	4,539	104
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	11,450	12,834	1,384
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	10,487	11,788	1,301
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,568	(310)

Total					$388,681	$394,986	6,305

			Total TRS Accrued Income and Liabilities:				5,098

			Total TRS Fair Value:				$11,403

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, three-month LIBOR was 1.00%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is non-income producing.

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

As of June 30, 2017 and December 31, 2016, $187,700 and $187,700, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $375 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $12 of such deferred financing costs had yet to been amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,163	$608	$2,252	$1,228
Non-usage fees	102	86	203	166
Amortization of deferred financing costs	25	—	50	—

Total interest expense	$1,290	$694	$2,505	$1,394

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$2,388	$1,397
Average borrowings under the facility	$187,700	$139,955
Effective interest rate on borrowings (including the effect of non-usage fees)	2.76%	2.00%
Weighted average interest rate (including the effect of non-usage fees)(1)	2.60%	1.97%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, $350,000 and $240,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $3,438 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $1,621 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$3,101	$2,136	$5,328	$3,934
Non-usage and administration fees	23	—	130	—
Amortization of deferred financing costs	233	187	458	373

Total interest expense	$3,357	$2,323	$5,916	$4,307

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$4,509	$3,710
Average borrowings under the facility	$292,040	$250,000
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.52%	3.12%
Weighted average interest rate (including the effect of non-usage and administration fees)(1)	3.72%	3.11%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.69% per annum as of June 30, 2017. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

As of June 30, 2017 and December 31, 2016, $400,000 and $400,000, respectively, was outstanding under the JPM credit facility. The carrying amount outstanding under the JPM credit facility approximates its fair value. The Company incurred costs of $477 in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of June 30, 2017, $268 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the JPM credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$3,752	$3,229	$7,442	$5,753
Amortization of deferred financing costs	37	31	72	45

Total interest expense	$3,789	$3,260	$7,514	$5,798

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$7,319	$4,749
Average borrowings under the facility	$400,000	$351,099
Effective interest rate on borrowings	3.71%	3.32%
Weighted average interest rate(1)	3.70%	3.24%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, notes in an aggregate principal amount of $500,000 and $500,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $300,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of June 30, 2017 and December 31, 2016, Society Hill Funding’s liability under the Goldman facility was $300,000 and $300,000, respectively, plus $2,256 and $2,141, respectively, of accrued interest

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of June 30, 2017 and December 31, 2016, the fair value of assets held by Germantown Funding was $630,078 and $610,741, respectively.

The Company incurred costs of $1,590 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of June 30, 2017, $812 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$2,756	$2,371	$5,379	$4,624
Amortization of deferred financing costs	99	99	197	198

Total interest expense	$2,855	$2,470	$5,576	$4,822

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$5,263	$4,331
Average borrowings under the facility	$300,000	$293,769
Effective interest rate on borrowings	3.66%	3.13%
Weighted average interest rate(1)	3.57%	3.11%

(1)	Interest under the Goldman facility is payable quarterly in arrears and commenced on January 15, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, $150,000 and $150,000, respectively, was outstanding under the Capital One credit facility. The carrying amount outstanding under the Capital One credit facility approximates its fair value. The Company incurred costs of $1,382 in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of June 30, 2017, $863 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Capital One credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,364	$1,132	$2,659	$1,901
Non-usage and administration fees	37	6	75	52
Amortization of deferred financing costs	69	69	137	138

Total interest expense	$1,470	$1,207	$2,871	$2,091

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Capital One credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$2,634	$1,418
Average borrowings under the facility	$150,000	$122,676
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.63%	3.05%
Weighted average interest rate (including the effect of non-usage and administration fees)(1)	3.63%	3.15%

(1)	Interest under the Capital One credit facility is payable quarterly in arrears and commenced on January 15, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of $14,103 and $14,040, respectively, and the fair value of the loan that is associated with the secured borrowing was $73,515 and $73,095, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the six months ended June 30, 2017, there were no new partial loan sales, fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$198	—	$390	—
Amortization of discount	7	—	14	—

Total interest expense	$205	—	$404	—

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$386	—
Average secured borrowing	$13,929	—
Effective interest rate on secured borrowing	5.67%	—
Weighted average interest rate(1)	5.57%	—

(1)	Interest under the secured borrowing is paid quarterly in arrears. The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$8.53	$7.85
Results of operations(2)
Net investment income	0.34	0.65
Net realized and unrealized appreciation (depreciation) on investments, total return swap and secured borrowing and gain (loss) on foreign currency	0.01	0.72

Net increase (decrease) in net assets resulting from operations	0.35	1.37

Stockholder distributions(3)
Distributions from net investment income	(0.35)	(0.70)

Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.70)

Capital share transactions
Issuance of common stock(4)	0.01	0.01
Repurchases of common stock(5)	—	—

Net increase in net assets resulting from capital share transactions	0.01	0.01

Net asset value, end of period	$8.54	$8.53

Shares outstanding, end of period	284,319,489	272,354,014

Total return(6)	4.25%	18.31%

Total return (without assuming reinvestment of distributions)(7)	4.22%	17.58%

Ratio/Supplemental Data:
Net assets, end of period	$2,428,388	$2,323,940

Ratio of net investment income to average net assets(8)	7.88%	8.00%

Ratio of operating expenses and excise taxes to average net assets(8)	7.53%	7.51%

Ratio of net operating expenses and excise taxes to average net assets(8)	7.17%	7.51%

Portfolio turnover(9)	18.22%	37.52%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,696,675	$1,585,659

Asset coverage per unit(10)	2.43	2.47

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock to net asset value is less than $0.01 per share during each period.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(6)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return (without assuming reinvestment of distributions) on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(8)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2017 are annualized. Annualized ratios for the six months ended June 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	1.78%	1.87%
Ratio of interest expense to average net assets	2.08%	1.87%
Ratio of offering costs to average net assets	0.08%	0.06%
Ratio of excise taxes to average net assets	—	0.01%

(9)	Portfolio turnover for the six months ended June 30, 2017 is not annualized.
(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC III Advisor. We are an externally managed, non- diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Revenues

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments, net unrealized gain or loss on foreign currency and net unrealized appreciation or depreciation on total return swap.

Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, see our annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters. As of June 30, 2017 and December 31, 2016, no amounts remained subject to repayment by us to FS Investments.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2017 and for the Year Ended December 31, 2016

During the six months ended June 30, 2017, we made investments in portfolio companies totaling $787,081. During the same period, we sold investments for proceeds of $332,463 and received principal repayments of $275,794. As of June 30, 2017, our investment portfolio, with a total fair value of $3,440,079 (62% in first lien senior secured loans, 9% in second lien senior secured loans, 4% in senior secured bonds, 20% in subordinated debt, 0% in collateralized securities and 5% in equity/other), consisted of interests in 113 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $131.0 million. As of June 30, 2017, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par and our estimated gross portfolio yield, prior to leverage, was 9.4% based upon the amortized cost of our investments. For the six months ended June 30, 2017, our total return was 4.25% and our total return without assuming reinvestment of distributions was 4.22%.

Based on our regular weekly cash distribution amount of $0.013461 per share as of June 30, 2017 and our institutional offering price of $8.64 per share as of such date, the annualized distribution rate to stockholders as of June 30, 2017 was 8.10%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share as of June 30, 2017. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2017:

Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$445,824	$787,081
Sales and Redemptions	(400,726)	(608,257)

Net Portfolio Activity	$45,098	$178,824

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$226,603	51%	$426,527	54%
Senior Secured Loans—Second Lien	147,156	33%	156,596	20%
Senior Secured Bonds	31,243	7%	75,258	10%
Subordinated Debt	31,488	7%	112,955	14%
Collateralized Securities	—	—	—	—
Equity/Other	9,334	2%	15,745	2%

Total	$445,824	100%	$787,081	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,115,306	$2,130,331	62%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	352,129	321,866	9%	248,576	235,293	7%
Senior Secured Bonds	123,877	124,449	4%	86,137	84,664	3%
Subordinated Debt	674,283	691,908	20%	610,349	614,442	19%
Collateralized Securities	7,080	7,530	0%	7,317	7,327	0%
Equity/Other	178,585	163,995	5%	162,029	165,655	5%

Total	$3,451,260	$3,440,079	100%	$3,249,141	$3,243,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $391,947 and $398,079, respectively, as of June 30, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,439,876	$2,459,166	64%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	419,506	391,110	10%	283,471	271,046	7%
Senior Secured Bonds	123,877	124,449	3%	86,137	84,664	2%
Subordinated Debt	674,283	691,908	18%	610,349	614,442	17%
Collateralized Securities	7,080	7,530	0%	7,317	7,327	0%
Equity/Other	178,585	163,995	5%	162,029	165,655	5%

Total	$3,843,207	$3,838,158	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Number of Portfolio Companies	113	114
% Variable Rate (based on fair value)	69.1%	70.4%
% Fixed Rate (based on fair value)	26.2%	24.5%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	4.7%	5.1%
Average Annual EBITDA of Portfolio Companies	$131,000	$159,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.3%	98.2%
% of Investments on Non-Accrual (based on fair value)	0.5%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2017:

New Direct Originations	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Total Commitments (including unfunded commitments)	$220,090	$415,419
Exited Investments (including partial paydowns)	(185,951)	(223,778)

Net Direct Originations	$34,139	$191,641

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$207,687	94%	$396,730	96%
Senior Secured Loans—Second Lien	—	—	1,682	0%
Senior Secured Bonds	3,094	2%	4,427	1%
Subordinated Debt	—	—	—	—
Collateralized Securities	—	—	—	—
Equity/Other	9,309	4%	12,580	3%

Total	$220,090	100%	$415,419	100%

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Average New Direct Origination Commitment Amount	$18,341	$19,782
Weighted Average Maturity for New Direct Originations	12/15/21	10/7/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.6%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.1%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.7%	9.8%

The following table presents certain selected information regarding our direct originations as of June 30, 2017 and December 31, 2016:

Characteristics of All Direct Originations Held in Portfolio	June 30, 2017	December 31, 2016
Number of Portfolio Companies	58	51
Average Annual EBITDA of Portfolio Companies	$63,700	$61,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.6x	4.6x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.2%	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,433,417	71%	$2,264,209	70%
Opportunistic	728,891	21%	724,989	22%
Broadly Syndicated/Other	277,771	8%	254,112	8%

Total	$3,440,079	100%	$3,243,310	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$11,140	0%	$35,373	1%
Capital Goods	470,561	14%	331,376	10%
Commercial & Professional Services	485,145	14%	444,650	14%
Consumer Durables & Apparel	140,393	4%	147,125	5%
Consumer Services	314,720	9%	302,459	9%
Diversified Financials	248,532	7%	248,148	8%
Energy	288,749	9%	272,759	9%
Food & Staples Retailing	8,816	0%	13,446	1%
Health Care Equipment & Services	310,335	9%	422,234	13%
Insurance	35,794	1%	7,602	0%
Materials	148,746	4%	116,952	4%
Media	200,584	6%	136,666	4%
Real Estate	—	—	171	0%
Retailing	89,257	3%	77,310	2%
Semiconductors & Semiconductor Equipment	9,342	0%	9,554	0%
Software & Services	409,754	12%	397,389	12%
Technology Hardware & Equipment	39,270	1%	40,777	1%
Telecommunication Services	25,352	1%	40,141	1%
Transportation	203,589	6%	199,178	6%

Total	$3,440,079	100%	$3,243,310	100%

In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person”, as defined in the 1940 Act, of a portfolio company if we owned 5% or more of its voting securities.

As of June 30, 2017, we held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2017, we did not “control” any of our portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.

As of December 31, 2016, we held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2016, we did not “control” any of our portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, we had twenty-four unfunded debt investments with aggregate unfunded commitments of $251,742, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2017 and our audited consolidated schedule of investments as of December 31, 2016.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$34,561	1%	$31,381	1%
2	3,209,466	93%	3,060,613	94%
3	146,966	4%	115,673	4%
4	44,846	2%	28,191	1%
5	4,240	0%	7,452	0%

Total	$3,440,079	100%	$3,243,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

We generated investment income of $93,313 and $82,016 for the three months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $85,294 and $76,307 of cash income earned as well as $8,019 and $5,709 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2017 and 2016, we generated $80,448 and $72,692, respectively, of interest income, which represented 86.2% and 88.6%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the three months ended June 30, 2017 and 2016, we generated $12,791 and $9,324, respectively, of fee income, which represented 13.7% and 11.4% respectively, of total investment income. Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

During the three months ended June 30, 2017 and 2016, we generated $74 and $0, respectively, of dividend income, which represented 0.1% and 0.0% respectively, of total investment income.

Expenses

Our net operating expenses for the three months ended June 30, 2017 and 2016 were $44,084 and $39,693, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $16,776 and $16,757, net of waivers by FSIC III Advisor of base management fees to which it was otherwise entitled of $2,397 and $0 for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $710 and $773 for the three months ended June 30, 2017 and 2016, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2017 and 2016, we accrued a subordinated incentive fee on income of $11,493 and $9,747, respectively, based on the performance of the portfolio. During the three months ended June 30, 2017 and 2016, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $12,966 and $9,954 for the three months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. For the three months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $277 and $247, respectively, and fees and expenses incurred with our stock transfer agent totaled $391 and $396, respectively. Fees for our board of directors were $264 and $260 for the three months ended June 30, 2017 and 2016, respectively. Amortization of our deferred offering costs was $432 and $321 for the three months ended June 30, 2017 and 2016, respectively.

Our other general and administrative expenses totaled $775 and $1,238 for the three months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$105	$98
Legal fees	35	106
Printing fees	319	748
Other	316	286

Total	$775	$1,238

During the three months ended June 30, 2017 and 2016, the ratio of our net operating expenses to our average net assets was 1.84% and 1.91%, respectively. During the three months ended June 30, 2017 and 2016, the ratio of our net expenses to average net assets included $12,966 and $9,954, respectively, related to interest expense, $11,493 and $9,747, respectively, related to accruals for incentive fees and $432 and $321, respectively, related to the amortization of offering costs. Without such expenses, our ratio of net expenses to average net assets would have been 0.80% and 0.95% for the three months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $49,229 ($0.18 per share) and $42,323 ($0.16 per share) for the three months ended June 30, 2017 and 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $194,278 and $206,448, respectively, during the three months ended June 30, 2017, from which we realized a net gain of $696. We also realized a net gain of $137 from settlements on foreign currency during the three months ended June 30, 2017. We sold investments and received principal repayments of $217,153 and $183,187, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $13,253. During the three months ended June 30, 2017 and 2016, we earned $939 and $3,906, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $(8,616), the net change in unrealized appreciation (depreciation) on the secured borrowing was $(4), the net change in unrealized appreciation (depreciation) on our TRS was $(3,522) and the net change in unrealized gain (loss) on foreign currency totaled $610. For the three months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $97,092 and the net change in unrealized appreciation (depreciation) on our TRS was $13,133. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2017 was primarily driven by a reduced valuation in one of our equity investments, along with increased depreciation across several of our syndicated debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2017 and 2016, the net increase in net assets resulting from operations was $39,469 ($0.14 per share) and $143,201 ($0.55 per share), respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues

We generated investment income of $178,950 and $155,292 for the six months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $163,197 and $143,352 of cash income earned as well as $15,753 and $11,940 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2017 and 2016, we generated $159,981 and $144,785, respectively, of interest income, which represented 89.4% and 93.2%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.

During the six months ended June 30, 2017 and 2016, we generated $18,895 and $10,507, respectively, of fee income, which represented 10.6% and 6.8%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

During the six months ended June 30, 2017 and 2016, we generated $74 and $0, respectively, of dividend income, which represented 0.0% and 0.0%, respectively, of total investment income.

Expenses

Our net operating expenses for the six months ended June 30, 2017 and 2016 were $85,623 and $72,087, respectively. Our operating expenses include base management fees attributed to FSIC III Advisor of $33,888 and $32,347, net of waivers by FSIC III Advisor of base management fees to which it was otherwise entitled of $3,901 and $0 for the six months ended June 30, 2017 and 2016, respectively. Our operating expenses also include administrative services expenses attributed to FSIC III Advisor of $1,529 and $1,347 for the six months ended June 30, 2017 and 2016, respectively.

FSIC III Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2017 and 2016, we accrued a subordinated incentive fee on income of $21,112 and $15,394, respectively, based on the performance of the portfolio. During the six months ended June 30, 2017 and 2016, we did not accrue any capital gains incentive fees on income based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” and “—Critical Accounting Policies—Subordinated Income Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $24,786 and $18,412 for the six months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. For the six months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $555 and $493, respectively, and fees and expenses incurred with our stock transfer agent totaled $778 and $842, respectively. Fees for our board of directors were $525 and $511 for the six months ended

June 30, 2017 and 2016, respectively. Amortization of our deferred offering costs was $936 and $421 for the six months ended June 30, 2017 and 2016, respectively. Prior to January 1, 2016, offering costs were offset against capital in excess of par value on the consolidated financial statements.

Our other general and administrative expenses totaled $1,514 and $2,320 for the six months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Six Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$204	$161
Legal fees	78	168
Printing fees	634	1,067
Other	598	924

Total	$1,514	$2,320

During the six months ended June 30, 2017 and 2016, the ratio of our net operating expenses to our average net assets was 3.60% and 3.59%, respectively. During the six months ended June 30, 2017 and 2016, the ratio of our operating expenses to average net assets included $24,786 and $18,412, respectively, related to interest expense, $21,112 and $15,394, respectively, related to accruals for incentive fees and $936 and $421, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 1.63% and 1.89% for the six months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the six months ended June 30, 2017 and 2016, we paid $0 and $218, respectively, in expense recoupments to FS Investments. During the six months ended June 30, 2017 and 2016, we did not accrue any expense recoupments payable to FS Investments. As of June 30, 2017, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $93,327 ($0.34 per share) and $83,205 ($0.32 per share) for the six months ended June 30, 2017 and 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $332,463 and $275,794, respectively, during the six months ended June 30, 2017, from which we realized a net gain of $4,608. We also realized a net gain of $137 from settlements on foreign currency during the six months ended June 30, 2017. We sold investments and received principal repayments of $274,756 and $201,168, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $19,081. During the six months ended June 30, 2017 and 2016, we earned $7,179 and $8,262, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $(5,350), the net change in unrealized appreciation (depreciation) on the secured borrowing was $(49), the net change in unrealized appreciation (depreciation) on our TRS was $(2,398) and the net change in unrealized gain (loss) on foreign currency totaled $610. For the six months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $80,177 and the net change in unrealized appreciation (depreciation) on our TRS was $15,077. The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2017 was primarily driven by reduced valuations in certain equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2017 and 2016, the net increase in net assets resulting from operations was $98,064 ($0.35 per share) and $167,640 ($0.65 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2017, we had $271,603 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $108,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2017, we had $108,053 in capacity available under the TRS and $62,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of June 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2017, we had twenty-four unfunded debt investments with aggregate unfunded commitments of $251,742, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $16 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

During the six months ended June 30, 2017, we issued 15,972,082 shares of common stock for gross proceeds of $137,816 at an average price per share of $8.63. The gross proceeds received during the six months ended June 30, 2017 include reinvested stockholder distributions of $49,357 for which we issued 5,718,475 shares of common stock.

Since commencing our continuous public offering and through August 1, 2017, we have issued 294,406,456 shares of common stock for gross proceeds of $2,799,197. As of August 1, 2017, we had raised total gross proceeds of $2,811,184, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	$8,213
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.550	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.640	$21,346

On July 5, 2017, we repurchased 3,932,392 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 1.38% of the shares outstanding as of such date) at $8.64 per share for aggregate consideration totaling $33,976.

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

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.55%	$391,947	$108,053	N/A(1)
BNP Facility	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	March 27, 2018(2)
Deutsche Bank Credit Facility	Revolving Credit Facility	L+2.25%	$350,000	$—	September 22, 2019
JPM Credit Facility	Term Loan Credit Facility	L+2.69%	$400,000	$—	May 8, 2019
Goldman Facility	Repurchase Agreement	L+2.50%	$300,000	$—	July 15, 2019
Capital One Credit Facility	Revolving Credit Facility	L+1.75% to L+2.50%	$150,000	$—	August 13, 2020
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022

(1)	On June 27, 2017, Center City Funding entered into an amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after June 27, 2017 to any time on or after September 30, 2017.
(2)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $1,343,669 and 3.53%, respectively. As of June 30, 2017, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.54%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2017 and 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the six months ended June 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1750	$44,066
June 30, 2016	$0.1750	$45,523
Fiscal 2017
March 31, 2017	$0.1750	$48,011
June 30, 2017	$0.1750	$48,942

On May 10, 2017 and August 1, 2017, our board of directors declared regular weekly cash distributions for July 2017 through September 2017 and October 2017 through December 2017, respectively, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	96,953	100%	89,589	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$96,953	100%	$89,589	100%

(1)	During the six months ended June 30, 2017 and 2016, 91.2% and 92.3%, respectively, of our gross investment income was attributable to cash income earned, 1.9% and 3.1%, respectively, was attributable to non-cash accretion of discount and 6.9% and 4.6%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $95,736 and $87,393, respectively. As of June 30, 2017 and December 31, 2016, we had $8,372 and $9,589, respectively, of undistributed net investment income and $48,026 and $60,099, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2017 and 2016.

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

ASC Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Our investments as of June 30, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-nine senior secured loan investments, five senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly issued and purchased near June 30, 2017 was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of June 30, 2017. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2017 and 2016.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$187,700	$187,700	—	—	—
Deutsche Bank Credit Facility(2)	$350,000	—	$350,000	—	—
JPM Credit Facility(3)	$400,000	—	$400,000	—	—
Goldman Facility(4)	$300,000	—	$300,000	—	—
Capital One Credit Facility(5)	$150,000	—	—	$150,000	—
Partial Loan Sale(6)	$13,929	—	—	—	$13,929

(1)	At June 30, 2017, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)	At June 30, 2017, no amounts remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.
(3)	At June 30, 2017, no amounts remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.
(4)	At June 30, 2017, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.
(5)	At June 30, 2017, no amounts remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.
(6)	At June 30, 2017, no amounts remained unused under the secured borrowing. Amounts outstanding under the secured borrowing will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three and six months ended June 30, 2017 and 2016:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,776	$16,757	$33,888	$32,347
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$11,493	$9,747	$21,112	$15,394
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$710	$773	$1,529	$1,347
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$306	$154	$753	$1,116
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$—	$—	$1,961

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our weekly gross assets. As a result, the amounts shown for the three and six months ended June 30, 2017 are net of waivers of $2,397 and $3,901, respectively. During the six months ended June 30, 2017 and 2016, $34,935 and $29,601, respectively, in base management fees were paid to FSIC III Advisor. As of June 30, 2017, $16,776 in base management fees were payable to FSIC III Advisor.
(2)	During the six months ended June 30, 2017 and 2016, $21,942 and $17,472, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of June 30, 2017, a subordinated incentive fee on income of $11,493 was payable to FSIC III Advisor.
(3)	During the six months ended June 30, 2017 and 2016, $1,481 and $1,280, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the us by FSIC III Advisor and the remainder related to other reimbursable expenses. We paid $1,149 and $1,520 in administrative services expenses to FSIC III Advisor during the six months ended June 30, 2017 and 2016, respectively.
(4)	During the six months ended June 30, 2017 and 2016, we incurred offering costs of $1,151 and $1,450, respectively, of which $753 and $1,116, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing our shares of common stock. See Note 2 for a discussion regarding the change in accounting treatment of offering costs.
(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering. The fees shown for the six months ended June 30, 2017 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding agreements with FSIC III Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FSIC III Advisor, capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchases of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands).

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 69.1% of our portfolio investments (based on fair value) paid variable interest rates, 26.2% paid fixed interest rates, 4.7% were non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2017:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(5,411)	$(12,360)	$6,949	2.4%
No change	—	—	—	—
Up 100 basis points	22,816	12,360	10,456	3.6%
Up 300 basis points	68,662	37,081	31,581	10.7%
Up 500 basis points	116,028	61,802	54,226	18.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2017, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
April 1, 2017 to April 30, 2017	2,470,559	$8.640	2,470,559	(1)
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—

Total	2,470,559	$8.640	2,470,559	(1)

(1)	The maximum number of shares available for repurchase on April 5, 2017 was 7,297,549. A description of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation III. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on April 2, 2014.)

3.2	Amended and Restated Bylaws of FS Investment Corporation III. (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation III’s Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation III. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on January 6, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013.)

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between FS Investment Corporation III and FSIC III Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among FS Investment Corporation III, FSIC III Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.5	Follow-on Dealer Manager Agreement, dated as of June 2, 2017, by and among FS Investment Corporation III, FSIC III Adviser, LLC and FS Investment Solutions, LLC. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)

10.6	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.7	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement) (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 2 to FS Investment Corporation III’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)

10.8	Custodian Agreement, dated as of January 6, 2014, by and between FS Investment Corporation III and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.9	Escrow Agreement, dated as of January 9, 2014, by and among FS Investment Corporation III, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.)

10.10	Investment Management Agreement, dated as of June 26, 2014, by and between FS Investment Corporation III and Center City Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.12	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2014.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on August 27, 2014.)

10.14	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 2, 2014.)

10.15	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 3, 2015.)

10.16	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 2, 2015.)

10.17	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 16, 2015.)

10.18	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 1, 2016.)

10.19	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 28, 2017.)

10.20	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.21	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.22	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.23	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014.)

10.24	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.25	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015.)

10.26	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by return to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016.)

10.27	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016.)

10.28	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016.)

10.29	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.30	Sale and Contribution Agreement, dated as of December 2, 2014, by and between FS Investment Corporation III, as seller, and Dunlap Funding LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.31	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.32	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.25 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.33	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014.)

10.34	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015.)

10.35	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015.)

10.36	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.37	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015.)

10.38	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016.)

10.39	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on From 8-K filed on January 19, 2017.)

10.40	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017.)

10.41	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.42	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 14, 2015.)

10.43	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 7, 2016.)

10.44	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and FS Investment Corporation III, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.45	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and FS Investment Corporation III, as investment manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.46	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, FS Investment Corporation III, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on May 14, 2015.)

10.47	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Germantown Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.48	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.49	Germantown Funding LLC Floating Rate Notes due 2027. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.50	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.51	Revolving Credit Agreement, dated as of June 18, 2015, by and between FS Investment Corporation III and Society Hill Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.52	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and FS Investment Corporation III. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

10.53	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, FS Investment Corporation III and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2017.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)