Form 10-Q
period 2017-09-30
FS Investment Corp III
filed 2017-11-09
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 284,873,757 shares of the registrant’s common stock outstanding as of October 31, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,349,306 and $3,145,895, respectively)	$3,349,522	$3,134,721
Non-controlled/affiliated investments (amortized cost—$106,974 and $103,246, respectively)	80,958	108,589

Total investments, at fair value (amortized cost—$3,456,280 and $3,249,141, respectively)	3,430,480	3,243,310
Cash	344,460	249,862
Foreign currency, at fair value (cost—$6,259 and $0, respectively)	6,421	—
Due from counterparty	98,000	118,000
Receivable for investments sold and repaid	18,366	5,228
Interest receivable	39,505	29,501
Deferred financing costs	2,179	2,641
Deferred offering costs	—	977
Receivable due on total return swap(1)	5,463	1,817
Prepaid expenses and other assets	86	—
Unrealized appreciation on total return swap(1)	—	11,403

Total assets	$3,944,960	$3,662,739

Liabilities
Unrealized depreciation on total return swap(1)	$269	$—
Payable for investments purchased	65,785	4,850
Repurchase agreement payable (net of deferred financing costs of $712 and $1,009, respectively)(1)	299,288	298,991
Credit facilities payable (net of deferred financing costs of $232 and $340, respectively)(1)	1,087,468	977,360
Secured borrowing, at fair value (amortized proceeds of $13,822 and $13,801, respectively)(1)	14,094	14,040
Management fees payable	16,959	17,823
Subordinated income incentive fees payable(2)	5,166	12,323
Administrative services expense payable	804	632
Interest payable(1)	10,052	8,586
Directors’ fees payable	284	243
Other accrued expenses and liabilities	2,959	3,951

Total liabilities	1,503,128	1,338,799

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 287,264,316 and 272,354,014 shares issued and outstanding, respectively	287	272
Capital in excess of par value	2,504,905	2,376,143
Accumulated net realized losses on investments and total return swap(4)	(34,552)	(61,526)
Accumulated undistributed (distributions in excess of) net investment income(4)	(2,629)	3,718
Net unrealized appreciation (depreciation) on investments, total return swap, secured borrowing and unrealized gain/loss on foreign currency	(26,179)	5,333

Total stockholders’ equity	2,441,832	2,323,940

Total liabilities and stockholders’ equity	$3,944,960	$3,662,739

Net asset value per share of common stock at period end	$8.50	$8.53

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$76,649	$69,755	$222,569	$207,360
Paid-in-kind interest income	6,274	4,935	17,931	11,979
Fee income	3,033	10,025	21,736	20,333
Dividend income	—	—	74	—
From non-controlled/affiliated investments:
Interest income	887	500	2,666	636
Paid-in-kind interest income	411	168	1,036	168
Fee income	6	—	198	199

Total investment income	87,260	85,383	266,210	240,675

Operating expenses
Management fees(1)	19,382	17,403	57,171	49,750
Subordinated income incentive fees(2)	5,166	12,037	26,278	27,431
Administrative services expenses	569	987	2,098	2,334
Stock transfer agent fees	396	395	1,174	1,237
Accounting and administrative fees	282	260	837	753
Interest expense	13,775	10,315	38,561	28,727
Directors’ fees	284	249	809	760
Offering costs	2,118	382	3,054	803
Other general and administrative expenses	776	921	2,290	3,241

Operating expenses	42,748	42,949	132,272	115,036
Management fees waiver(1)	(2,423)	—	(6,324)	—

Net expenses	40,325	42,949	125,948	115,036

Net investment income	46,935	42,434	140,262	125,639

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	2,902	(14,333)	7,510	(33,414)
Net realized gain (loss) on total return swap(3)	11,255	2,541	18,434	10,803
Net realized gain (loss) on foreign currency	893	—	1,030	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(7,142)	65,104	11,390	142,696
Non-controlled/affiliated investments	(7,477)	15,194	(31,359)	17,779
Net change in unrealized appreciation (depreciation) on total return swap(3)	(9,274)	15,953	(11,672)	31,030
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	16	(160)	(33)	(160)
Net change in unrealized gain (loss) on foreign currency	(448)	—	162	—

Total net realized gain (loss) and unrealized appreciation (depreciation)	(9,275)	84,299	(4,538)	168,734

Net increase (decrease) in net assets resulting from operations	$37,660	$126,733	$135,724	$294,373

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.13	$0.48	$0.49	$1.13

Weighted average shares outstanding	283,734,531	265,207,964	279,420,801	259,444,167

(1)	See Note 4 for a discussion of the waiver by FSIC III Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 8 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income	$140,262	$125,639
Net realized gain (loss) on investments, total return swap and foreign currency(1)	26,974	(22,611)
Net change in unrealized appreciation (depreciation) on investments	(19,969)	160,475
Net change in unrealized appreciation (depreciation) on total return swap(1)	(11,672)	31,030
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	(33)	(160)
Net change in unrealized gain (loss) on foreign currency	162	—

Net increase in net assets resulting from operations	135,724	294,373

Stockholder distributions(2)
Distributions from net investment income	(146,609)	(135,952)

Net decrease in net assets resulting from stockholder distributions	(146,609)	(135,952)

Capital share transactions(3)
Issuance of common stock	122,948	169,387
Reinvestment of stockholder distributions	74,284	72,161
Repurchases of common stock	(68,455)	(20,787)

Net increase in net assets resulting from capital share transactions	128,777	220,761

Total increase in net assets	117,892	379,182
Net assets at beginning of period	2,323,940	1,895,042

Net assets at end of period	$2,441,832	$2,274,224

Accumulated undistributed (distributions in excess of) net investment income(2)	$(2,629)	$(4,084)

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$135,724	$294,373
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,008,621)	(1,104,575)
Paid-in-kind interest	(18,967)	(12,147)
Proceeds from sales and repayments of investments	837,803	827,852
Net realized (gain) loss on investments	(7,510)	33,414
Net change in unrealized (appreciation) depreciation on investments	19,969	(160,475)
Net change in unrealized (appreciation) depreciation on total return swap(1)	11,672	(31,030)
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	33	160
Accretion of discount	(9,844)	(8,788)
Amortization of deferred financing costs and discount on secured borrowing	1,388	1,154
Amortization of deferred offering costs	3,054	803
(Increase) decrease in due from counterparty	20,000	2,000
(Increase) decrease in receivable for investments sold and repaid	(13,138)	(5,115)
(Increase) decrease in interest receivable	(10,004)	(6,953)
(Increase) decrease in receivable due on total return swap(1)	(3,646)	(2,043)
(Increase) decrease in prepaid expenses and other assets	(86)	131
Increase (decrease) in payable for investments purchased	60,935	5,001
Increase (decrease) in management fees payable	(864)	3,392
Increase (decrease) in expense recoupment payable to sponsor(2)	—	(218)
Increase (decrease) in subordinated income incentive fees payable	(7,157)	212
Increase (decrease) in administrative services expense payable	172	80
Increase (decrease) in interest payable(1)	1,466	2,226
Increase (decrease) in directors’ fees payable	41	29
Increase (decrease) in other accrued expenses and liabilities	(992)	(3,772)

Net cash provided by (used in) operating activities	11,428	(164,289)

Cash flows from financing activities
Issuance of common stock	122,948	189,576
Reinvestment of stockholder distributions	74,284	72,161
Repurchases of common stock	(68,455)	(20,787)
Offering costs incurred	(2,077)	(1,675)
Stockholder distributions	(146,609)	(136,040)
Borrowings under credit facilities(1)	110,000	163,300
Borrowings under repurchase agreement(1)	—	10,800
Proceeds from secured borrowing(1)	—	13,789
Repayments of credit facilities(1)	—	(68,055)
Deferred financing costs paid	(500)	(348)

Net cash provided by financing activities	89,591	222,721

Total increase (decrease) in cash	101,019	58,432
Cash and foreign currency at beginning of period	249,862	142,393

Cash and foreign currency at end of period	$350,881	$200,825

Supplemental disclosure
Local and excise taxes paid	$335	$300

(1)	See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2017 and 2016, the Company paid $588 and $0, respectively, in interest expense on its secured borrowing, $27,112 and $18,643, respectively, in interest expense on the credit facilities and $8,007 and $6,704, respectively, in interest expense pursuant to the repurchase agreement.
(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—87.7%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$74,460	$74,626	$74,460
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	58,540	58,540	58,540
Actian Corp.	(g)(i)	Software & Services	L+796	1.0%	6/30/22	21,333	21,333	21,493
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,879	17,879	18,102
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+770	1.0%	10/31/23	45,000	45,000	45,675
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,866	2,866	2,905
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	884	884	896
Aspect Software, Inc.	(u)	Software & Services	L+1000	1.0%	5/25/18	5,004	5,004	4,992
Aspect Software, Inc.	(l)(u)	Software & Services	L+1000	1.0%	5/25/18	128	128	128
Aspect Software, Inc.	(f)(u)	Software & Services	L+1000	1.0%	5/25/20	9,963	9,963	9,963
Aspect Software, Inc.	(l)(u)	Software & Services	L+1200	1.0%	5/25/18	1,822	1,822	1,822
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+802	1.0%	5/8/19	28,000	28,000	28,420
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,725	9,630	9,628
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	29,616	28,866	29,320
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	16,787	16,787	17,420
AVF Parent, LLC	(l)	Retailing	L+725	1.3%	3/1/24	5,100	5,100	5,292
BenefitMall Holdings, Inc.	(g)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	32,901	32,901	32,901
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/20	10,000	10,000	9,500
Borden Dairy Co.	(f)(g)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	48,125	48,125	47,906
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,395	10,903	11,186
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	14,223	13,950
ConnectiveRx, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+829	1.0%	11/25/21	154,000	154,000	153,931
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	957	957	962
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	11/1/21	1,652	1,652	1,663
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	20,859	20,859	20,989
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	10/31/23	11,165	11,165	11,235
Dade Paper & Bag, LLC	(g)(i)	Capital Goods	L+750	1.0%	6/10/24	44,701	44,701	45,260
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,662	44,662	45,109
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	5,977	5,977	5,947
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	3,916	3,916	1,566
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,684	1,684	1,683
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	13,000	13,000	13,195
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	26,306	26,370	26,372
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,437
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	14,302	14,302	14,570
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	15,392	15,392	15,681
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,876	4,751	4,630
H.M. Dunn Co., Inc.		Capital Goods	L+947	1.0%	3/26/21	9,643	9,643	9,739

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	$6,176	$6,176	$6,172
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,752	10,752	10,806
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+854	1.0%	11/6/21	114,086	114,086	115,512
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,866	65,248	65,909
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,008
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	42,868	42,868	43,296
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	1,957	1,957	1,957
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	5/5/21	9,224	9,224	9,224
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,624
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,779
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+810	1.0%	9/2/22	21,737	21,737	22,063
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	3,250	3,250	3,299
Panda Temple Power, LLC	(m)(n)	Energy	L+625	1.0%	3/6/22	24,808	21,322	17,324
Panda Temple Power, LLC		Energy	L+900	1.0%	4/28/18	943	943	942
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,044
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/19/22	18,920	18,920	19,393
Polymer Additives, Inc.	(f)(h)	Materials	L+834	1.0%	12/19/22	21,623	21,623	21,731
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	20,003	20,003	20,203
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	69,284
Production Resource Group, LLC	(l)	Media	L+750	1.0%	1/14/19	2,458	2,458	2,612
Propulsion Acquisition, LLC	(f)(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	41,071	39,864	40,660
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	99,750	99,750	100,209
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+860	1.0%	9/25/21	123,900	123,900	125,139
Safariland, LLC	(f)(h)	Capital Goods	L+769	1.1%	11/18/23	42,893	42,893	43,429
Safariland, LLC	(l)	Capital Goods	L+725	1.1%	11/18/23	11,566	11,566	11,711
Sequel Youth and Family Services, LLC	(f)	Health Care Equipment & Services	L+796	1.0%	9/1/22	13,000	13,000	12,996
Sequel Youth and Family Services, LLC	(l)	Health Care Equipment & Services	L+700	1.0%	9/1/22	3,059	3,059	3,058
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	129,094	129,094	130,385
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,862	4,850	4,895
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	2,180	163
SSC (Lux) Limited S.à r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,023
Strike, LLC		Energy	L+800	1.0%	5/30/19	1,333	1,333	1,367
Strike, LLC	(l)	Energy	L+800	1.0%	5/30/19	5,333	5,247	5,467
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	4,812	4,685	4,885
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,685
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+700	1.0%	9/30/21	24,822	24,585	23,457
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,226	17,226	17,269

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Trace3, LLC	(f)	Software & Services	L+775	1.0%	6/6/23	$12,469	$12,469	$12,531
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+742	1.0%	9/16/21	179,976	179,976	179,976
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	10,574	10,574	10,588
USI Senior Holdings, Inc.	(f)	Capital Goods	L+780	1.0%	1/5/22	5,144	5,144	5,159
USI Senior Holdings, Inc.	(l)	Capital Goods	L+725	1.0%	1/5/22	1,047	1,047	1,050
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	744	742	674
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,879	17,879	17,521
Warren Resources, Inc.	(l)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	1,265	1,265	1,239
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,117	33,117	33,572
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	992	986	978
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,714	48,399
Zeta Interactive Holdings Corp.	(g)(h)(t)	Software & Services	L+750	1.0%	7/29/22	13,929	13,822	14,060
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,794
Zeta Interactive Holdings Corp.	(l)(t)	Software & Services	L+750	1.0%	7/29/22	2,229	2,229	2,262

Total Senior Secured Loans—First Lien							2,365,026	2,376,001
Unfunded Loan Commitments							(234,893)	(234,893)

Net Senior Secured Loans—First Lien							2,130,133	2,141,108

Senior Secured Loans—Second Lien—10.5%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,595	24,595	24,002
Ascent Resources—Marcellus, LLC	(m)(n)	Energy	L+750	1.0%	8/4/21	6,667	6,583	483
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	4,516	4,516	4,522
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	3,330	3,218	3,356
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,901	9,017
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	165	153	162
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	1,000	1,000	1,003
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	3,622	3,371	3,660
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,318	600
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,436	3,436	1,374
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,011	4,065	2,405
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,627	9,521
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,006	1,904
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	2,989	2,788	2,990
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	3,857	3,832	2,610

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
LTI Holdings, Inc.	(i)	Materials	L+875	1.0%	5/16/25	$9,259	$9,082	$9,294
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,401	128,321	126,315
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,951	20,720
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,198	4,258
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	37,425	32,579	26,785
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,269	1,148

Total Senior Secured Loans—Second Lien							291,809	256,129

Senior Secured Bonds—4.6%
Avantor, Inc.	(e)(k)	Materials	6.0%		10/1/24	1,361	1,361	1,394
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	1,333	1,333	1,316
Caesars Entertainment Resort Properties, LLC	(e)	Consumer Services	8.0%		10/1/20	5,000	5,201	5,135
Caesars Growth Properties Holdings, LLC	(e)	Consumer Services	9.4%		5/1/22	23,000	24,608	24,808
CEVA Group Plc	(e)(j)(r)	Transportation	7.0%		3/1/21	3,000	2,631	2,917
CH2M Hill Companies, Ltd.		Capital Goods	10.0%		4/28/20	9,000	9,000	9,900
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	13,516
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	22,965	22,965	24,745
Global A&T Electronics Ltd.	(e)(j)(m)(n)(r)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,179	11,274
Greystone Mezzanine Equity Member Corp.	(j)(l)	Diversified Financials	L+650	4.5%	9/15/25	53,000	53,000	53,000
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	329	335
Sorenson Communications, Inc.	(e)(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,531	11,835
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	3,128	3,128	3,128
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	3,000	3,000	2,978

Total Senior Secured Bonds							164,040	166,281
Unfunded Bond Commitment							(53,000)	(53,000)

Net Senior Secured Bonds							111,040	113,281

Subordinated Debt—31.2%
Ascent Resources Utica Holdings, LLC	(e)	Energy	10.0%		4/1/22	30,000	30,000	32,362
Avantor, Inc.	(e)(g)(i)(k)	Materials	9.0%		10/1/25	50,000	50,000	51,219
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,884	9,359
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,242	10,062
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,182	20,871
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,671	40,762
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,449	98,124
Coveris Holdings S.A.	(e)(i)(j)	Materials	7.9%		11/1/19	58,255	57,448	57,418
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,021	9,402
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	2,021	782

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Exterran Energy Solutions, L.P.	(e)(j)	Capital Goods	8.1%		5/1/25	$7,714	$7,714	$8,042
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	818	818	832
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,198	5,199	5,289
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,074	1,074	1,093
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,011	1,011	1,029
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	67,184	67,184	68,360
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,988	10,988	11,180
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,754	5,754	5,855
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	14,069	14,069	14,315
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	8,713	8,713	8,865
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	12,877	12,877	13,102
Great Lakes Dredge & Dock Corp.	(e)(j)(k)	Capital Goods	8.0%		5/15/22	8,352	8,367	8,669
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	29,134	22,874
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	62,345	77,250
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,057	1,878
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,629	67,815
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	47,859	47,494	51,000
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	142
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,327	8,534
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	12,000	11,132
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,749
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	36,050	33,692	35,554

Total Subordinated Debt							737,796	760,920

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	694	727
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.0%		1/25/27	8,310	6,223	6,892

Total Collateralized Securities							6,917	7,619

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—6.2%
5 Arches, LLC, Common Equity	(j)(o)	Diversified Financials	70,000	$1,750	$1,750
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel	11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel	1,131,428	1,131	864
Altus Power America Holdings, LLC, Common Equity	(m)	Energy	462,008	462	439
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy	955,284	955	956
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(m)	Software & Services	48,325	1,377	1,032
Aspect Software Parent, Inc., Common Equity	(m)(u)	Software & Services	1,142,735	53,808	36,225
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment	83,488	134	117
Chisholm Oil and Gas, LLC, Series A Units	(m)(o)	Energy	58,533	59	57
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods	173,900	174	148
Escape Velocity Holdings, Inc., Common Equity	(m)	Software & Services	7,725	77	83
Fairway Group Holdings Corp., Common Equity	(m)(u)	Food & Staples Retailing	71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services	42,484,416	42,484	48,857
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing	206	614	711
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods	2,000,000	2,000	4,400
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	220,619	221	342
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods	8,068	8,068	10,851
JSS Holdco, LLC, Net Profits Interest	(m)	Capital Goods	—	—	293
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials	3,000,000	15,058	—
North Haven Cadence TopCo, LLC, Common Equity	(m)	Consumer Services	833,333	833	1,125
PDI Parent LLC, Common Equity	(m)	Capital Goods	923,077	923	969
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy	827,156	5,082	4,794
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services	1,202,991	1,250	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	60	600	525
SandRidge Energy, Inc., Common Equity	(e)(j)(m)	Energy	253,009	5,647	5,083
Sequential Brands Group, Inc., Common Equity	(m)	Consumer Durables & Apparel	125,391	1,693	375
SSC Holdco Limited, Common Equity	(j)(m)	Health Care Equipment & Services	113,636	2,273	2,591
Sunnova Energy Corp., Common Equity	(m)	Energy	577,086	2,166	3,007
Sunnova Energy Corp., Preferred Equity	(m)	Energy	54,543	290	290
TE Holdings, LLC, Common Equity	(m)(o)	Energy	129,829	1,104	389
TE Holdings, LLC, Preferred Equity	(m)	Energy	86,061	859	818
Titan Energy, LLC, Common Equity	(m)	Energy	72,739	2,299	327
Warren Resources, Inc., Common Equity	(m)(u)	Energy	998,936	4,695	3,396
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy	1,738,244	1,478	1,391
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(m)	Software & Services	1,051,348	8,357	9,996
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(m)	Software & Services	956,233	8,357	8,699
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(m)	Software & Services	143,435	—	514

Total Equity/Other				178,585	151,423

TOTAL INVESTMENTS—140.5%				$3,456,280	3,430,480

LIABILITIES IN EXCESS OF OTHER ASSETS—(40.5%)					(988,648)

NET ASSETS—100.0%					$2,441,832

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Total Return Swap	Footnotes	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$353,565	$(269)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.33% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2017, 85.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 84.7% of the Company’s total assets represented qualifying assets as of September 30, 2017.

(k)	Position or portion thereof unsettled as of September 30, 2017.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of September 30, 2017.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of September 30, 2017, the fair value of securities rehypothecated by BNPP was $174,828.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.80 as of September 30, 2017.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of September 30, 2017 (see Note 8).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the nine months ended September 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income(4)	Fee Income(4)
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$2,703	$(899)	—	—	$(12)	$4,992	$859	$51
Aspect Software, Inc.	10,270	—	(193)	—	—	(114)	9,963	306	86
Aspect Software, Inc.(2)	—	—	—	—	—	—	—	1	61
Fairway Group Acquisition Co.	5,687	346	—	—	—	(86)	5,947	476	—
Fairway Group Acquisition Co.	3,306	283	—	—	—	(2,023)	1,566	283	—
Warren Resources, Inc.(3)	17,744	135	—	—	—	(384)	17,495	1,505	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	2,595	272	—	—	—	(1,493)	1,374	272	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	59,634	1,081	—	—	—	(24,490)	36,225	—	—
Fairway Group Holdings Corp., Common Equity	1,858	—	—	—	—	(1,858)	—	—	—
Warren Resources, Inc., Common Equity	4,295	—	—	—	—	(899)	3,396	—	—

Total	$108,589	$4,820	$(1,092)	—	—	$(31,359)	$80,958	$3,702	$198

(1)	Security includes a partially unfunded commitment with an amortized cost of $128 and a fair value of $128.
(2)	Security is an unfunded commitment with an amortized cost of $1,822 and a fair value of $1,822.
(3)	Security includes a partially unfunded commitment with an amortized cost of $1,265 and a fair value of $1,239.
(4)	Interest income and fee income presented for the full nine months ended September 30, 2017.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.	(f)	Capital Goods	L+955	1.0%	3/26/21	$9,643	$9,643	$9,751
H.M. Dunn Co., Inc.	(l)	Capital Goods	L+775	1.0%	3/26/21	3,214	3,214	3,250
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,223	6,223	6,133
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,379	10,379	10,534
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	105,736	105,736	105,736
JSS Holdings, Inc.	(h)	Capital Goods	L+650	1.0%	8/31/21	15,962	15,327	15,883
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	45,000	45,000	45,450
Murray Energy Corp.	(i)	Energy	L+725	1.0%	4/16/20	10,616	10,398	10,191
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,193	4,193	4,193
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	4/27/20	6,988	6,988	6,988
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+841	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+813	1.0%	9/2/22	21,417	21,417	21,417
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	3,583	3,583	3,583
Panda Temple Power, LLC	(f)	Energy	L+625	1.0%	3/6/22	14,738	14,515	13,116
PHRC License, LLC	(f)	Consumer Services	L+900	1.5%	8/14/20	14,626	14,626	14,773
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/20/21	18,920	18,920	19,015
Polymer Additives, Inc.	(h)	Materials	L+978	1.0%	12/20/21	9,706	9,706	10,094
Production Resource Group, LLC	(f)(i)	Media	L+850	1.0%	7/23/19	52,500	52,395	51,975
Production Resource Group, LLC	(g)(h)(i)	Media	L+850	1.0%	7/23/19	75,902	75,902	75,142
Propulsion Acquisition, LLC	(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	21,334	20,030	20,907
PSKW, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+839	1.0%	11/25/21	154,000	154,000	149,834
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+800	1.0%	9/22/21	101,719	101,719	103,245
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+802	1.0%	9/25/21	123,900	123,900	123,900
Safariland, LLC	(f)(h)	Capital Goods	L+769	1.0%	11/18/23	42,893	42,893	42,786
Safariland, LLC	(l)	Capital Goods	L+725	1.0%	11/18/23	11,566	11,566	11,537
Sequential Brands Group, Inc.	(f)(g)(h)(i)(j)	Consumer Durables & Apparel	L+900		7/1/22	131,060	131,060	132,370
ServiceMaster Co., LLC	(l)	Commercial & Professional Services	L+325		7/1/19	2,500	2,500	2,075
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,899	4,884	4,863
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	3,263	2,645	665
Strike, LLC	(l)	Energy	L+800	1.0%	5/30/19	6,667	6,568	6,567
Strike, LLC	(h)(k)	Energy	L+800	1.0%	11/30/22	5,000	4,850	4,950
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,353
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+500	1.0%	3/29/19	24,822	23,587	24,098
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	14,108	13,900	14,249
Swift Worldwide Resources US Holdings Corp.		Energy	L+1100	1.0%	7/20/21	17,269	17,270	17,269
TierPoint, LLC	(h)	Software & Services	L+450	1.0%	12/2/21	3,621	3,556	3,649
Transplace Texas, LP	(f)(g)(h)(i)	Transportation	L+744	1.0%	9/16/21	179,976	179,976	179,976
Transplace Texas, LP	(l)	Transportation	L+700	1.0%	9/16/21	3,973	3,973	3,973

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
TTM Technologies, Inc.	(h)(j)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	$1,847	$1,733	$1,874
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	10,687	10,687	10,687
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	750	747	702
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	42,000	42,000	39,451
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,744	17,744	17,744
Warren Resources, Inc.	(l)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	1,265	1,265	1,265
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,372	33,372	33,997
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	47,608	47,735	48,083
Zeta Interactive Holdings Corp.	(g)(h)(t)	Software & Services	L+750	1.0%	7/29/22	13,929	13,801	14,020
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	8,664	8,664	8,743
Zeta Interactive Holdings Corp.	(l)(t)	Software & Services	L+750	1.0%	7/29/22	2,229	2,229	2,249

Total Senior Secured Loans—First Lien							2,310,782	2,311,978
Unfunded Loan Commitments							(176,049)	(176,049)

Net Senior Secured Loans—First Lien							2,134,733	2,135,929

Senior Secured Loans—Second Lien—10.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	6,389	6,186	6,197
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,864	23,864	23,983
Ascent Resources—Marcellus, LLC		Energy	L+750	1.0%	8/4/21	6,667	6,583	883
Ascent Resources—Utica, LLC		Energy	L+950	1.5%	9/30/18	683	681	689
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	5,155	3,875	5,000
BBB Industries US Holdings, Inc.	(f)(g)	Automobiles & Components	L+875	1.0%	11/3/22	25,000	23,789	24,375
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	3,349	3,349	3,299
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,889	8,837
Chief Exploration & Development LLC		Energy	L+650	1.3%	5/16/21	991	924	974
ColourOz Investment 2 LLC	(j)	Materials	L+725	1.0%	9/5/22	1,143	1,136	1,132
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	17,000	15,610	17,085
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,280	712
DTZ U.S. Borrower, LLC		Real Estate	L+825	1.0%	11/4/22	170	172	171
EagleView Technology Corp.	(i)	Software & Services	L+825	1.0%	7/14/23	15,385	15,192	15,361
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,164	3,164	2,595
Fieldwood Energy LLC		Energy	L+713	1.3%	9/30/20	5,835	4,492	4,158
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,581	7,917

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Inmar, Inc.	(h)	Software & Services	L+700	1.0%	1/27/22	$5,008	$5,004	$4,802
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,007	1,695
Jonah Energy LLC		Energy	L+650	1.0%	5/12/21	3,739	3,416	3,552
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	2,905	2,905	2,779
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	5,000	5,000	5,002
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	11,535	11,556	11,490
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,492	5,447
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,532	17,446
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,945	30,617
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	34,455	28,684	28,191
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	904

Total Senior Secured Loans—Second Lien							248,576	235,293

Senior Secured Bonds—3.7%
BlueLine Rental Finance Corp.	(e)	Capital Goods	7.0%		2/1/19	12,983	11,432	12,745
CEVA Group Plc	(e)(j)	Transportation	7.0%		3/1/21	3,000	2,567	2,449
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	30,000	30,000	30,250
FBM Finance, Inc.	(e)	Capital Goods	8.3%		8/15/21	7,140	7,140	7,568
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,049	9,554
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	9.6%		10/1/21	4,430	4,430	4,699
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	328	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,476	10,520
Tembec Industries Inc.	(e)(j)	Materials	9.0%		12/15/19	3,715	3,715	3,477
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	3,000	3,000	3,067

Total Senior Secured Bonds							86,137	84,664

Subordinated Debt—26.5%
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,856	9,844
BMC Software Finance, Inc.	(e)	Software & Services	7.3%		6/1/18	10,069	9,927	10,113
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,235	8,688
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,150	21,416
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,497	39,924
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,458	95,443
Coveris Holdings S.A.	(e)(j)	Materials	7.9%		11/1/19	32,855	32,186	32,863
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,008	9,573
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	2,150	1,966	1,524
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$4,649	$4,649	$4,620
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	60,087	60,087	59,711
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,827	9,827	9,766
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,146	5,146	5,114
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	12,583	12,582	12,504
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	7,792	7,792	7,744
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,517	11,517	11,517
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,838	27,656
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,616	65,250
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,035	2,544
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,674	69,301
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,458	51,113
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	132
SandRidge Energy, Inc.	(e)(j)(m)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(e)(j)	Consumer Services	8.1%		9/15/18	14,638	13,782	14,825
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,376	8,264
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,550	11,295
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,498
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,295	7,602

Total Subordinated Debt							610,349	614,442

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	691	689
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	16.4%		1/25/27	8,310	6,626	6,638

Total Collateralized Securities							7,317	7,327

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Total Return Swap	Footnotes	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)	$388,681	$11,403

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.00% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 82.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(k)	Position or portion thereof unsettled as of December 31, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2016, the fair value of securities rehypothecated by BNPP was $176,481.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.74 as of December 31, 2016.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	—	$3,200	—	—	—	—	$3,200	$121	$199
Aspect Software, Inc.	—	$10,285	$(129)	—	—	$114	$10,270	$669	—
Fairway Group Acquisition Co.	—	$5,631	—	—	—	$56	$5,687	$256	—
Fairway Group Acquisition Co.	—	$3,633	—	—	—	$(327)	$3,306	$177	—
Warren Resources, Inc.(2)	—	$17,744	—	—	—	—	$17,744	$419	$76
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	—	$3,164	—	—	—	$(569)	$2,595	$169	—
Subordinated Debt
Aspect Software, Inc.	—	$7,836	$(11,557)	—	$3,721	—	—	$118	—
Equity/Other
Aspect Software, Inc., Common Equity	—	$52,727	—	—	—	$6,907	$59,634	—	$118
Fairway Group Acquisition Co., Common Equity	—	$2,296	—	—	—	$(438)	$1,858	—	—
Warren Resources, Inc., Common Equity	—	$4,695	—	—	—	$(400)	$4,295	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $110 and a fair value of $110.
(2)	Security includes a partially unfunded commitment with an amortized cost of $1,265 and a fair value of $1,265.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2017, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2017. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

The Company “looks through” its total return swap, or TRS, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock. Historically, the Company has charged offering costs against capital in excess of par value on its consolidated balance sheets. Following

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

discussions with the Staff of the Division of Investment Management of the SEC, the Company changed its accounting treatment of offering costs to defer and amortize such costs to expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 4). On October 13, 2017, the Company’s board of directors approved the closing of the Company’s public offering to new investors on or around November 1, 2017. The Company expects the last weekly closing in its continuous public offering to new investors to take place on or about November 15, 2017. Upon the closing of the Company’s continuous public offering, all deferred offering costs that have not been amortized will be expensed.

Partial Loan Sales: The Company follows the guidance in ASC Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in ASC Topic 860, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information regarding the Company’s secured borrowing.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Revenue Recognition: In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	14,245,955	$122,948	21,047,717	$179,379
Reinvestment of Distributions	8,603,346	74,284	8,922,378	72,161

Total Gross Proceeds	22,849,301	197,232	29,970,095	251,540
Commissions and Dealer Manager Fees	—	—	—	(9,992)

Net Proceeds to Company	22,849,301	197,232	29,970,095	241,548
Share Repurchase Program	(7,938,999)	(68,455)	(2,581,340)	(20,787)

Net Proceeds to Company from Share Transactions	14,910,302	$128,777	27,388,755	$220,761

Public Offering of Shares

On October 13, 2017, the Company’s board of directors approved the closing of the Company’s public offering to new investors on or around November 1, 2017. The Company expects the last weekly closing in its continuous public offering to new investors to take place on or about November 15, 2017.

Since commencing its continuous public offering and through October 31, 2017, the Company has issued 300,278,628 shares of common stock for gross proceeds of $2,849,930. As of October 31, 2017, the Company had raised total gross proceeds of $2,861,917, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4). During the period from October 1, 2017 to October 31, 2017, the Company issued 1,121,799 shares of common stock for gross proceeds of $9,697.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $9,992 for the nine months ended September 30, 2017 and 2016, respectively.

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

Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in the Company’s continuous public offering have been sold at an institutional offering price that does not include any selling

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

commissions or dealer manager fees. The institutional offering price as of September 30, 2017 was $8.64 per share; however, to the extent that the Company’s net asset value per share increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per share that is below the Company’s net asset value per share. In the event of a material decline in the Company’s net asset value per share, which the Company considers to be a 2.5% decrease below the Company’s then-current institutional offering price, the Company will reduce its institutional offering price in order to establish a new institutional offering price that is not more than 2.5% above the Company’s net asset value per share.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 10, 2017, the Company’s board of directors amended the share repurchase program. As amended, the Company will limit the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares of common stock under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

On October 13, 2017, the Company amended the terms of its share repurchase program, or the amended share repurchase program, which will be effective as of the commencement of the Company’s quarterly repurchase offer for the fourth quarter of 2017. Under the existing share repurchase program, the Company offers to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the institutional offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company will offer to repurchase shares of its common stock at a repurchase price equal to the price at which shares of its common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. See Note 5 for additional information regarding the Company’s distribution reinvestment plan.

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.190	7,937

Total		2,581,340				$20,787

Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.550	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.640	21,346
June 30, 2017	July 5, 2017	3,932,392	100%	1.38%	$8.640	33,976

Total		7,938,999				$68,455

On October 4, 2017, the Company repurchased 3,512,358 shares of common stock (representing approximately 69% of the shares of common stock tendered for repurchase and 1.22% of the shares outstanding as of such date) at $8.64 per share for aggregate consideration totaling $30,347.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of the Company’s average weekly gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC III Advisor may be entitled to under the investment advisory and administrative services agreement.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized to expense over twelve months. Upon closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs that have not been amortized will be expensed (see Note 2).

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in organization and offering costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the nine months ended September 30, 2017, FS Investments did not fund any of the Company’s organization and offering costs. As of September 30, 2017, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Prior to the IBD Channel closing, the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering and, as a result, no selling commissions or dealer manager fees have been or will be paid to the dealer manager from that date forward.

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three and nine months ended September 30, 2017 and 2016:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,959	$17,403	$50,847	$49,750
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,166	$12,037	$26,278	$27,431
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$569	$987	$2,098	$2,334
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$474	$260	$1,227	$1,376
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	—	—	—	$1,961

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three and nine months ended September 30, 2017 are net of waivers of $2,423 and $6,324, respectively. During the nine months ended September 30, 2017 and 2016, $51,711 and $46,358, respectively, in base management fees were paid to FSIC III Advisor. As of September 30, 2017, $16,959 in base management fees were payable to FSIC III Advisor.
(2)	During the nine months ended September 30, 2017 and 2016, $33,435 and $27,219, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of September 30, 2017, a subordinated incentive fee on income of $5,166 was payable to FSIC III Advisor.
(3)	During the nine months ended September 30, 2017 and 2016, $2,016 and $2,258, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $1,926 and $2,254 in administrative services expenses to FSIC III Advisor during the nine months ended September 30, 2017 and 2016, respectively.
(4)	During the nine months ended September 30, 2017 and 2016, the Company incurred offering costs of $2,077 and $1,675, respectively, of which $1,227 and $1,376, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.
(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager has waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees shown for the nine months ended September 30, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of October 31, 2017, the Company has issued an aggregate of 2,166,908 shares of common stock for aggregate proceeds of $19,247 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

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

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the nine months ended September 30, 2017 and 2016, the Company paid $0 and $218, respectively, in expense recoupments to FS Investments. As of September 30, 2017, the Company did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the nine months ended September 30, 2017 and 2016, FS Trust purchased $216 and $203, respectively, of the Company’s shares at a purchase price per share of $8.64 and $8.10, respectively, which price is equal to the institutional offering price in effect on the date of purchase.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.17499	$44,066
June 30, 2016	0.17499	45,523
September 30, 2016	0.17499	46,363

Total	$0.52497	$135,952

Fiscal 2017
March 31, 2017	$0.17499	$48,011
June 30, 2017	0.17499	48,942
September 30, 2017	0.17499	49,656

Total	$0.52497	$146,609

The Company previously declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On August 1, 2017, the Company’s board of directors declared regular weekly cash distributions for October 2017 through December 2017, each in the amount of $0.013461 per share. These distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. Following the closing of the Company’s public offering, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. On November 3, 2017, the Company’s board of directors declared regular monthly cash distributions for January 2018 through March 2018, each in the amount of $0.058331 per share. These distributions will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

In connection with the anticipated closing of the Company’s continuous public offering to new investors, the Company amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which will first apply to the reinvestment of cash distributions paid on or after November 29, 2017. Under the current distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to the institutional offering price in effect on the date of issuance. Under the amended distribution reinvestment plan, cash

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities and will be made after deducting the fees and expenses payable in connection with the Company’s continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2017 and 2016 was funded through the reimbursement of operating expenses by FS Investments.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	146,609	100%	135,952	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$146,609	100%	$135,952	100%

(1)	During the nine months ended September 30, 2017 and 2016, 91.0% and 92.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.9% and 2.7%, respectively, was attributable to non-cash accretion of discount and 7.1% and 5.1%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2017 and 2016 was $147,382 and $136,892, respectively. As of September 30, 2017 and December 31, 2016, the Company had $12,868 and $12,095, respectively, of undistributed net investment income and $37,910 and $61,526, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification or deferral of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income, the accretion of discount on the TRS and non-deductible offering costs.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
GAAP-basis net investment income	$140,262	$125,639
Reclassification or deferral of unamortized original issue discount and prepayment fees	(11,354)	(9,417)
Tax-basis net investment income portion of total return swap payments	13,351	15,056
Accretion of discount on total return swap	1,552	2,155
Non-deductible offering costs	3,054	803
Other miscellaneous differences	517	2,656

Tax-basis net investment income	$147,382	$136,892

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of September 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$12,868	$12,095
Other temporary differences	(193)	(206)
Accumulated capital losses(1)	(37,910)	(61,526)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap and gain/loss on foreign currency(2)	(34,911)	(2,838)

Total	$(60,146)	$(52,475)

(1)	Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $37,910, respectively.
(2)	As of September 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS and gain on foreign currency was $87,834 and $65,610, respectively. As of September 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS and loss on foreign currency was $122,745 and $68,448, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,465,012 and $3,257,312 as of September 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(34,911) and $(2,838) as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Company had a total deferred tax asset of $1,988 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, a net operating loss carryforward and a capital loss carryforward. As of September 30, 2017, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax asset, therefore, the deferred tax asset was offset by a valuation allowance of $1,988. During the nine months ended September 30, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,130,133	$2,141,108	63%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	291,809	256,129	8%	248,576	235,293	7%
Senior Secured Bonds	111,040	113,281	3%	86,137	84,664	3%
Subordinated Debt	737,796	760,920	22%	610,349	614,442	19%
Collateralized Securities	6,917	7,619	0%	7,317	7,327	0%
Equity/Other	178,585	151,423	4%	162,029	165,655	5%

Total	$3,456,280	$3,430,480	100%	$3,249,141	$3,243,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $353,565 and $352,452, respectively, as of September 30, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,412,359	$2,420,591	64%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	363,148	329,098	9%	283,471	271,046	7%
Senior Secured Bonds	111,040	113,281	3%	86,137	84,664	2%
Subordinated Debt	737,796	760,920	20%	610,349	614,442	17%
Collateralized Securities	6,917	7,619	0%	7,317	7,327	0%
Equity/Other	178,585	151,423	4%	162,029	165,655	5%

Total	$3,809,845	$3,782,932	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of September 30, 2017, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2017, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the unaudited consolidated schedule of investments as of September 30, 2017 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2017, the Company had twenty-five unfunded debt investments with aggregate unfunded commitments of $287,893, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$12,271	0%	$35,373	1%
Capital Goods	451,995	13%	331,376	10%
Commercial & Professional Services	491,774	14%	444,650	14%
Consumer Durables & Apparel	152,683	5%	147,125	5%
Consumer Services	296,183	9%	302,459	9%
Diversified Financials	266,263	8%	248,148	8%
Energy	278,439	8%	272,759	9%
Food & Staples Retailing	8,887	0%	13,446	1%
Food, Beverage & Tobacco	47,906	1%	—	—
Health Care Equipment & Services	315,749	9%	422,234	13%
Insurance	36,532	1%	7,602	0%
Materials	171,597	5%	116,952	4%
Media	205,370	6%	136,666	4%
Real Estate	—	—	171	0%
Retailing	84,315	3%	77,310	2%
Semiconductors & Semiconductor Equipment	11,274	0%	9,554	0%
Software & Services	332,184	10%	397,389	12%
Technology Hardware & Equipment	39,065	1%	40,777	1%
Telecommunication Services	25,264	1%	40,141	1%
Transportation	202,729	6%	199,178	6%

Total	$3,430,480	100%	$3,243,310	100%

Note 7. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2017 and December 31, 2016, the Company’s investments, total return swap and secured borrowing were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2017 (Unaudited)			December 31, 2016
	Investments	Total Return Swap	Secured Borrowing	Investments	Total Return Swap	Secured Borrowing
Level 1—Price quotations in active markets	$5,785	$—	$—	$4,973	$—	$—
Level 2—Significant other observable inputs	—	—	—	—	—	—
Level 3—Significant unobservable inputs	3,424,695	(269)	(14,094)	3,238,337	11,403	(14,040)

Total	$3,430,480	$(269)	$(14,094)	$3,243,310	$11,403	$(14,040)

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

The secured borrowing as of September 30, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information regarding the Company’s secured borrowing.

The Company’s investments consist primarily of debt investments that are acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.

The Company values the TRS in accordance with the agreements between Center City Funding LLC, or Center City Funding, and Citibank N.A., or Citibank, that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the Company’s TRS.

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

The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337
Accretion of discount (amortization of premium)	2,308	5,337	237	2,362	(400)	—	9,844
Net realized gain (loss)	932	1,485	2,905	1,377	—	811	7,510
Net change in unrealized appreciation (depreciation)	9,779	(22,397)	3,714	19,031	692	(28,756)	(17,937)
Purchases	570,800	157,857	90,258	173,961	—	12,901	1,005,777
Paid-in-kind interest	1,145	4,299	34	13,489	—	—	18,967
Sales and repayments	(579,785)	(125,745)	(68,531)	(63,742)	—	—	(837,803)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,141,108	$256,129	$113,281	$760,920	$7,619	$145,638	$3,424,695

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,061	$(20,900)	$5,487	$18,262	$692	$(17,412)	$(3,810)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	4,165	1,368	890	3,075	(710)	—	8,788
Net realized gain (loss)	27,564	(6,620)	(44,779)	(9,580)	—	1	(33,414)
Net change in unrealized appreciation (depreciation)	21,989	14,619	20,146	86,805	531	16,392	160,482
Purchases	591,057	89,316	118,061	240,321	—	63,521	1,102,276
Paid-in-kind interest	1,276	702	167	10,002	—	—	12,147
Sales and repayments	(490,891)	(79,612)	(78,048)	(175,197)	—	(4,104)	(827,852)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(857)	(857)

Fair value at end of period	$2,033,712	$284,034	$92,034	$607,120	$7,428	$141,872	$3,166,200

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$19,283	$1,014	$(5,126)	$61,095	$531	$15,549	$92,346

(1)	There was one transfer from Level 3 to Level 1 during the nine months ended September 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of the secured borrowing and the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:

	Secured Borrowing		Total Return Swap
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value at beginning of period	$(14,040)	$—	$11,403	$(25,927)
Amortization of premium (accretion of discount)	(21)	(5)	—	—
Net realized gain (loss)	—	—	18,434	10,803
Net change in unrealized appreciation (depreciation)	(33)	(160)	(11,672)	31,030
Proceeds	—	(13,789)	—	—
Sales and repayments	—	—	(18,434)	(10,803)
Net transfers in or out of Level 3	—	—	—	—

Fair value at end of period	$(14,094)	$(13,954)	$(269)	$5,103

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing and the total return swap still held at the reporting date	$(33)	$(160)	$(11,672)	$31,030

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at September 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,729,399	Market Comparables	Market Yield (%)	4.8% - 13.8%	9.4%
	254,436	Other(2)	Other	N/A	N/A
	157,273	Market Quotes	Indicative Dealer Quotes	4.0% - 103.0%	94.4%
Senior Secured Loans—Second Lien	189,495	Market Comparables	Market Yield (%)	8.9% - 16.9%	15.6%
			EBITDA Multiples (x)	5.8x - 6.8x	6.3x
	66,634	Market Quotes	Indicative Dealer Quotes	6.3% - 101.5%	81.2%
Senior Secured Bonds	4,629	Market Comparables	Market Yield (%)	9.0% - 10.0%	9.4%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.8x
	24,302	Other(2)	Other	N/A	N/A
	84,350	Market Quotes	Indicative Dealer Quotes	97.0% - 108.2%	104.4%
Subordinated Debt	130,063	Market Comparables	Market Yield (%)	14.3% - 14.8%	14.5%
			EBITDA Multiples (x)	10.3x - 11.3x	10.8x
	77,250	Other(2)	Other	N/A	N/A
	553,607	Market Quotes	Indicative Dealer Quotes	36.3% - 108.0%	100.1%
Collateralized Securities	7,619	Market Quotes	Indicative Dealer Quotes	82.9% - 99.6%	84.5%
Equity/Other	139,284	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			Capacity Multiple ($/kW)	$2,500.0 - $2,750.0	$2,625.0
			EBITDA Multiples (x)	1.9x - 16.0x	9.7x
			Production Multiples (Mboe/d)	$42,250.0 - $50,000.0	$44,680.5
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.4
			PV - 10 Multiples (x)	0.7x - 2.4x	1.1x
		Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	5,146	Other(2)	Other	N/A	N/A
	1,208	Market Quotes	Indicative Dealer Quotes	3.0% - 9.5%	7.4%

Total	$3,424,695

Total Return Swap	$(269)	Market Quotes	Indicative Dealer Quotes	68.7% - 101.7%	96.9%
Secured Borrowing	$(14,094)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,803,209	Market Comparables	Market Yield (%)	5.5% - 17.3%	9.7%
	68,811	Other(2)	Other	N/A	N/A
	222,318	Market Quotes	Indicative Dealer Quotes	18.2% - 102.7%	97.7%
	41,591	Cost	Cost	100.0% -100.0%	100.0%
Senior Secured Loans—Second Lien	68,944	Market Comparables	Market Yield (%)	10.3% - 22.9%	16.3%
	166,349	Market Quotes	Indicative Dealer Quotes	12.0% - 101.0%	92.4%
Senior Secured Bonds	3,403	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	81,261	Market Quotes	Indicative Dealer Quotes	76.0% - 106.6%	95.9%
Subordinated Debt	178,938	Market Comparables	Market Yield (%)	10.5% -15.3%	13.5%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	435,504	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	98.5%
Collateralized Securities	7,327	Market Quotes	Indicative Dealer Quotes	79.9% - 94.3%	81.2%
Equity/Other	103,652	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.6x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$30,941.4
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.7
			PV-10 Multiples (x)	0.8x - 2.1x	1.4x
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	4,123	Market Quotes	Indicative Dealer Quotes	7.5% - 26.0%	18.2%
	52,773	Other(2)	Other	N/A	N/A
	134	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,238,337

Total Return Swap	$11,403	Market Quotes	Indicative Dealer Quotes	51.6% - 110.8%	97.6%
Secured Borrowing	$(14,040)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of September 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	June 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022
Citibank Total Return Swap	Total Return Swap	L+1.55%	$353,565	$146,435	N/A(3)

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before March 31, 2018, or by Citibank on or after March 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)(2)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(3)
Deutsche Bank Credit Facility(1)(4)	Revolving Credit Facility	L+2.25%	240,000	10,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,277,700	$72,300

Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(5)

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	On August 29, 2016, Burholme Funding LLC entered into an amendment to the prime brokerage facility with BNPP to, among other things, (i) increase the interest rate payable on borrowings under the committed facility agreement from three-month LIBOR plus 110 basis points to three-month LIBOR plus 125 basis points effective on and after January 2, 2017 and (ii) increase the commitment fee payable under the committed facility agreement from 55 basis points on all unused amounts to, effective on and after January 2, 2017, (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized. On November 15, 2016, Burholme Funding LLC entered into an amendment to the facility to increase the maximum commitment financing available to Burholme Funding LLC to $250,000 from $200,000.
(3)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2016, neither party to the facility had provided notice of its intent to terminate the facility.
(4)	On January 12, 2017, Dunlap Funding entered into an amendment to the Deutsche Bank credit facility to increase the aggregate principal amount of borrowings available under the Deutsche Bank credit facility from $250,000 to $350,000.
(5)	The TRS was terminable by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before June 27, 2017, or by Citibank on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2017 and 2016, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2017			2016
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$1,334	$12	$1,346	$752	$—	$752
Deutsche Bank Credit Facility	3,369	235	3,604	1,925	189	2,114
JPM Credit Facility	4,044	36	4,080	3,434	36	3,470
Goldman Facility	2,896	100	2,996	2,432	101	2,533
Capital One Credit Facility	1,467	70	1,537	1,242	69	1,311
Partial Loan Sale(3)	205	7	212	130	5	135

Total	$13,315	$460	$13,775	$9,915	$400	$10,315

(1)	Borrowings of each of the Company’s special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)	Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
(3)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

	Nine Months Ended September 30,
	2017			2016
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$3,789	$62	$3,851	$2,146	$—	$2,146
Deutsche Bank Credit Facility	8,827	693	9,520	5,859	562	6,421
JPM Credit Facility	11,486	108	11,594	9,187	81	9,268
Goldman Facility	8,275	297	8,572	7,056	299	7,355
Capital One Credit Facility	4,201	207	4,408	3,195	207	3,402
Partial Loan Sale(3)	595	21	616	130	5	135

Total	$37,173	$1,388	$38,561	$27,573	$1,154	$28,727

(1)	Borrowings of each of the Company’s special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)	Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
(3)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2017				2016
Arrangement	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)
BNP Facility	$4,132	$187,700	2.80%	2.66%	$2,147	$139,198	2.20%	2.03%
Deutsche Bank Credit Facility	7,699	311,572	3.66%	3.74%	5,870	244,401	3.33%	3.15%
JPM Credit Facility	11,246	400,000	3.84%	3.79%	8,042	367,518	3.37%	3.28%
Goldman Facility(2)	8,007	300,000	3.80%	3.64%	6,704	295,861	3.18%	3.13%
Capital One Credit Facility(2)	4,035	150,000	3.77%	3.69%	2,584	131,851	3.16%	3.18%
Partial Loan Sale(3)	588	13,929	5.81%	5.64%	—	3,101	5.50%	5.50%

	$35,707	$1,363,201	3.66%	3.60%	$25,347	$1,181,930	3.16%	3.07%

(1)	Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any. If applicable, the weighted average interest rate presented for periods of less than one year is annualized.
(2)	Interest is paid quarterly in arrears and commenced on January 15, 2016.
(3)	Interest is paid quarterly in arrears and commenced on the date of issuance, August 1, 2016. Average secured borrowing calculated for the period from the date of issuance to September 30, 2016 was $13,929.

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

Prior to January 2, 2017 borrowings under the BNP facility accrued interest at a rate equal to three-month LIBOR plus 1.10% per annum and a non-usage fee in an amount equal to 0.55% was charged on unused commitments. On August 29, 2016, Burholme Funding entered into an amendment to the BNP facility which resulted in increases effective on and after January 2, 2017 to the (i) interest rate payable on borrowings to three month LIBOR plus 1.25% per annum and (ii) the commitment fee payable on all unused amounts to (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Ratings Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, or Fitch Ratings, Inc., during the term of the BNP facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.

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

The Company incurred costs in connection with obtaining the BNP facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the BNP facility. As of September 30, 2017, all of such deferred financing costs had been amortized to interest expense.

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

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $1,386 of such deferred financing costs had yet to be amortized to interest expense.

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

Borrowings under the JPM credit facility accrued interest at a rate equal to three-month LIBOR plus 2.69% per annum as of September 30, 2017. Interest is payable in arrears beginning on October 25, 2015 and each quarter thereafter. Between September 8, 2015 and November 10, 2015, Jefferson Square Funding was subject to a non-usage fee of 1.00% per annum to the extent the aggregate principal amount available under the JPM credit facility had not been borrowed. Any amounts borrowed under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

The Company incurred costs in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of September 30, 2017, $232 of such deferred financing costs had yet to be amortized to interest expense.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2017 and December 31, 2016, notes in an aggregate principal amount of $500,000 and $500,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $300,000, respectively. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of September 30, 2017 and December 31, 2016, Society Hill Funding’s liability under the Goldman facility was $300,000 and $300,000, respectively, plus $2,409 and $2,141, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of September 30, 2017 and December 31, 2016, the fair value of assets held by Germantown Funding was $626,864 and $610,741, respectively.

The Company incurred costs in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of September 30, 2017, $712 of such deferred financing costs had yet to be amortized to interest expense.

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

The Company incurred costs in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of September 30, 2017, $793 of such deferred financing costs had yet to be amortized to interest expense.

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

As of September 30, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of $14,094 and $14,040, respectively, and the fair value of the loan that is associated with the secured borrowing was $73,515 and $73,095, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the nine months ended September 30, 2017, there were no new partial loan sales, fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

Citibank Total Return Swap

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000. Most recently, on September 5, 2017, Center City Funding entered into an eighth amendment to the TRS to, among other things, extend the date that Citibank may terminate the TRS from any time on or after September 30, 2017 to any time on or after March 31, 2018.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Center City Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Center City Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Center City Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Center City Funding. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter party, it could be offset with the TRS. As of September 30, 2017 and December 31, 2016, there were no other contracts to offset the TRS.

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

Citibank may terminate the TRS from any time on or after March 31, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Center City Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time prior to the date 90 days before March 31, 2018. Under the terms of the TRS, the early termination fee equals the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including March 31, 2018. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum. If the TRS had been terminated as of September 30, 2017, Center City Funding would have been required to pay an early termination fee of approximately $1,539, based on the maximum notional amount of the TRS of $500,000 as of such date. Other than during the first 90 days and last 90 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of September 30, 2017 and December 31, 2016, the fair value of the TRS was $(269) and $11,403, respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of September 30, 2017 and December 31, 2016, the receivable due on the TRS was $5,463 and $1,817, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of September 30, 2017 and

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

December 31, 2016, the Company posted $98,000 and $118,000, respectively, in cash collateral held by Citibank (of which only $86,561 and $94,651, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in related to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, Center City Funding had selected 46 underlying loans with a notional amount and market value of $353,565 and $352,452, respectively. As of December 31, 2016, Center City Funding had selected 53 underlying loans with a notional amount and market value of $388,681 and $394,986, respectively.

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

The following is a summary of the underlying loans subject to the TRS as of September 30, 2017:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	$7,208	$7,220	$12
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	3,326	3,474	148
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,992	232
AqGen Ascensus, Inc.	Diversified Financials	L+400	1.0%	12/5/22	13,863	14,849	986
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	4,790	4,789	(1)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	7,640	7,758	118
Avantor Performance Materials Holdings, Inc.	Materials	L+400	1.0%	3/11/24	6,408	6,426	18
Avantor Performance Materials Holdings, Inc.	Materials	L+825	1.0%	3/10/25	3,046	3,077	31
BBB Industries US Holdings, Inc.	Automobiles & Components	L+450	1.0%	11/3/21	7,508	7,738	230
Casablanca US Holdings Inc.(4)	Consumer Services	L+900	1.0%	3/31/25	4,925	5,028	103
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	8,966	101
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	2,504	2,781	277
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	2,548	2,845	297
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	439	490	51
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	3,514	3,924	410
Confie Seguros Holding II Co.(3)	Insurance	L+575	1.0%	4/19/22	6,878	6,826	(52)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,232	10,653	(579)
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	27,027	27,807	780
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,862	8,713	(149)
Forterra Finance, LLC(3)	Materials	L+300	1.0%	10/25/23	12,822	10,896	(1,926)
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,220	6,058	(1,162)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,460	9,162	(298)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	$14,775	$15,000	$225
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,475	7,312	(163)
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,513	2,362	(151)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	5,373	5,428	55
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,831	9,113	282
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	9,875	10,025	150
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,420	9,870	450
Navistar, Inc.(3)	Capital Goods	L+400	1.0%	8/7/20	9,138	9,851	713
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	4,571	5,719	1,148
New Arclin U.S. Holding Corp.	Materials	L+425	1.0%	2/14/24	7,795	7,888	93
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,275	7,125	(150)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,289	2,385	96
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	6,873	6,966	93
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,939	11,013	(4,926)
SRS Distribution Inc.	Capital Goods	L+325	1.0%	8/25/22	10,124	10,163	39
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	4,668	4,861	193
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+700	1.0%	9/30/21	4,771	5,054	283
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	7,117	187
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	4,020	4,050	30
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	7,183	7,173	(10)
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	14,318	15,391	1,073
Westbridge Technologies, Inc.	Software & Services	L+850	1.0%	4/28/23	6,817	6,869	52
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,519	(359)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	14,869	14,726	(143)

Total					$353,565	$352,452	(1,113)

	Total TRS Accrued Income and Liabilities:						844

			Total TRS Fair Value:				$(269)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, three-month LIBOR was 1.33%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
National Surgical Hospitals, Inc.	Health Care Equipment & Services	L+350	1.0%	6/1/22	$6,861	$6,895	$34
Navistar, Inc.(3)	Capital Goods	L+550	1.0%	8/7/20	9,208	9,994	786
Neff Rental LLC	Capital Goods	L+625	1.0%	6/9/21	9,225	10,898	1,673
Nielsen & Bainbridge, LLC	Consumer Durables & Apparel	L+500	1.0%	8/15/20	8,620	8,610	(10)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,307	2,344	37
Panda Temple Power, LLC	Energy	L+625	1.0%	3/6/22	9,628	8,597	(1,031)
Payless Inc.	Retailing	L+400	1.0%	3/11/21	2,620	1,386	(1,234)
Printpack Holdings, Inc.	Materials	L+400	1.0%	7/26/23	3,947	3,992	45
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	11,760	12,210	450
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,977	13,982	(1,995)
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	7,832	7,902	70
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,850	4,925	75
SunGard Availability Services Capital, Inc.	Software & Services	L+500	1.0%	3/29/19	4,770	5,249	479
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	4,435	4,539	104
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+425	1.0%	5/31/21	11,450	12,834	1,384
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	10,487	11,788	1,301
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,568	(310)

Total					$388,681	$394,986	6,305

	Total TRS Accrued Income and Liabilities:						5,098

			Total TRS Fair Value:				$11,403

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, three-month LIBOR was 1.00%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is non-income producing.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$8.53	$7.85
Results of operations(2)
Net investment income	0.50	0.65
Net realized and unrealized appreciation (depreciation) on investments, total return swap and secured borrowing and gain (loss) on foreign currency	(0.01)	0.72

Net increase (decrease) in net assets resulting from operations	0.49	1.37

Stockholder distributions(3)
Distributions from net investment income	(0.52)	(0.70)

Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.70)

Capital share transactions
Issuance of common stock(4)	—	0.01
Repurchases of common stock(5)	—	—

Net increase in net assets resulting from capital share transactions	—	0.01

Net asset value, end of period	$8.50	$8.53

Shares outstanding, end of period	287,264,316	272,354,014

Total return(6)	5.87%	18.31%

Total return (without assuming reinvestment of distributions)(6)	5.74%	17.58%

Ratio/Supplemental Data:
Net assets, end of period	$2,441,832	$2,323,940
Ratio of net investment income to average net assets(7)	7.88%	8.00%
Ratio of operating expenses and excise taxes to average net assets(7)	7.33%	7.51%
Ratio of net operating expenses and excise taxes to average net assets(7)	6.97%	7.51%
Portfolio turnover(8)	24.85%	37.52%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,668,633	$1,585,659
Asset coverage per unit(9)	2.46	2.47

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during each period.
(6)

The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

distributions) do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of the Company’s future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.
(7)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2017 are annualized. Annualized ratios for the nine months ended September 30, 2017, are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	1.47%	1.87%
Ratio of interest expense to average net assets	2.15%	1.87%
Ratio of offering costs to average net assets	0.13%	0.06%

(8)	Portfolio turnover for the nine months ended September 30, 2017 is not annualized.
(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

On October 13, 2017, the Company’s board of directors approved the closing of the Company’s public offering to new investors on or around November 1, 2017. The Company expects the last weekly closing in its continuous public offering to new investors to take place on or about November 15, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS Investment Corporation III.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions, including all other expenses incurred by FSIC III Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC III Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC III Advisor or GDFM, to the extent they are not controlling persons of FSIC III Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement. For additional information regarding these expenses, see our annual report on Form 10-K for the year ended December 31, 2016.

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

For additional information regarding our expense reimbursement arrangement with FS Investments, see Note 4 to our unaudited consolidated financial statements included herein.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2017 and for the Year Ended December 31, 2016

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2017:

Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	$221,540	$1,008,621
Sales and Repayments	(229,546)	(837,803)

Net Portfolio Activity	$(8,006)	$170,818

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$144,273	65%	$570,800	56%
Senior Secured Loans—Second Lien	1,261	1%	157,857	16%
Senior Secured Bonds	15,000	7%	90,258	9%
Subordinated Debt	61,006	27%	173,961	17%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	15,745	2%

Total	$221,540	100%	$1,008,621	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,130,133	$2,141,108	63%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	291,809	256,129	8%	248,576	235,293	7%
Senior Secured Bonds	111,040	113,281	3%	86,137	84,664	3%
Subordinated Debt	737,796	760,920	22%	610,349	614,442	19%
Collateralized Securities	6,917	7,619	0%	7,317	7,327	0%
Equity/Other	178,585	151,423	4%	162,029	165,655	5%

Total	$3,456,280	$3,430,480	100%	$3,249,141	$3,243,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $353,565 and $352,452, respectively, as of September 30, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,412,359	$2,420,591	64%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	363,148	329,098	9%	283,471	271,046	7%
Senior Secured Bonds	111,040	113,281	3%	86,137	84,664	2%
Subordinated Debt	737,796	760,920	20%	610,349	614,442	17%
Collateralized Securities	6,917	7,619	0%	7,317	7,327	0%
Equity/Other	178,585	151,423	4%	162,029	165,655	5%

Total	$3,809,845	$3,782,932	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Number of Portfolio Companies	110	114
% Variable Rate (based on fair value)	67.4%	70.4%
% Fixed Rate (based on fair value)	28.2%	24.5%
% Income Producing Equity/Other Investments (based on fair value)	0.1%	0.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	4.3%	5.1%
Average Annual EBITDA of Portfolio Companies	$129,600	$159,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.5%	98.2%
% of Investments on Non-Accrual (based on fair value)	0.9%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.0%

Based on our regular weekly cash distribution amount of $0.013461 per share as of September 30, 2017 and December 31, 2016 and our institutional offering price of $8.64 and $8.55, respectively, per share as of such date, the annualized distribution rate to stockholders as of September 30, 2017 and December 31, 2016 was 8.10% and 8.19%, respectively. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the nine months ended September 30, 2017, our total return was 5.87% and our total return without assuming reinvestment of distributions was 5.74%. During the year ended December 31, 2016, our total return was 18.31% and our total return without assuming reinvestment of distributions was 17.58%.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total returns.

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2017:

New Direct Originations	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Total Commitments (including unfunded commitments)	$131,294	$546,713
Exited Investments (including partial paydowns)	(75,988)	(299,766)

Net Direct Originations	$55,306	$246,947

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$77,184	59%	$473,914	87%
Senior Secured Loans—Second Lien	1,110	1%	2,792	0%
Senior Secured Bonds	—	—	4,427	1%
Subordinated Debt	53,000	40%	53,000	10%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	12,580	2%

Total	$131,294	100%	$546,713	100%

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Average New Direct Origination Commitment Amount	$26,259	$21,027
Weighted Average Maturity for New Direct Originations	12/31/23	1/26/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.9%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.9%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.3%	10.2%

The following table presents certain selected information regarding our direct originations as of September 30, 2017 and December 31, 2016:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2017	December 31, 2016
Number of Portfolio Companies	59	51
Average Annual EBITDA of Portfolio Companies	$65,100	$61,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.6x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.0%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,465,975	72%	$2,264,209	70%
Opportunistic	708,364	21%	724,989	22%
Broadly Syndicated/Other	256,141	7%	254,112	8%

Total	$3,430,480	100%	$3,243,310	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$304,109	9%	$31,381	1%
2	2,898,559	84%	3,060,613	94%
3	179,543	5%	115,673	4%
4	17,324	1%	28,191	1%
5	30,945	1%	7,452	0%

Total	$3,430,480	100%	$3,243,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues

Our investment income for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$77,536	89%	$70,255	82%
Paid-in-kind interest income	6,685	8%	5,103	6%
Fee income	3,039	3%	10,025	12%

Total investment income(1)	$87,260	100%	$85,383	100%

(1)	Such revenues represent $79,125 and $78,640 of cash income earned as well as $8,135 and $6,743 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Our operating expenses for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Management fees	$19,382	$17,403
Subordinated income incentive fees	5,166	12,037
Administrative services expenses	569	987
Stock transfer agent fees	396	395
Accounting and administrative fees	282	260
Interest expense	13,775	10,315
Directors’ fees	284	249
Offering costs	2,118	382
Expenses associated with our independent audit and related fees	191	134
Legal fees	13	141
Printing fees	122	322
Other	450	324

Total operating expenses	42,748	42,949
Management fee waiver	(2,423)	—

Net operating expenses	$40,325	$42,949

During the three months ended September 30, 2017 and 2016, the ratio of our net operating expenses to our average net assets was 1.67% and 1.95%, respectively. During the three months ended September 30, 2017 and 2016, the ratio of our net expenses to average net assets included $13,775 and $10,315, respectively, related to interest expense, $5,166 and $12,037, respectively, related to accruals for incentive fees and $2,118 and $382, respectively, related to the amortization of offering costs. Without such expenses, our ratio of net expenses to average net assets would have been 0.80% and 0.92% for the three months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $46,935 ($0.17 per share) and $42,434 ($0.16 per share) for the three months ended September 30, 2017 and 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $111,134 and $118,412, respectively, during the three months ended September 30, 2017, from which we realized a net gain of $2,902. We also realized a net gain of $893 from settlements on foreign currency during the three months ended September 30, 2017. We sold investments and received principal repayments of $136,016 and $215,912, respectively, during the three months ended September 30, 2016, from which we realized a net loss of $14,333. During the three months ended September 30, 2017 and 2016, we earned $11,255 and $2,541, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $(14,619), the net change in unrealized appreciation (depreciation) on the secured borrowing was $16, the net change in unrealized appreciation (depreciation) on our TRS was $(9,274) and the net change in unrealized gain (loss) on foreign currency totaled $(448). For the three months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $80,298, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(160) and the net change in unrealized appreciation (depreciation) on our TRS was $15,953. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended September 30, 2017 was primarily driven by reduced valuations in certain equity investments along with increased depreciation across several of our syndicated debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2017 and 2016, the net increase in net assets resulting from operations was $37,660 ($0.13 per share) and $126,733 ($0.48 per share), respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues

Our investment income for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$225,235	85%	$207,996	86%
Paid-in-kind interest income	18,967	7%	12,147	5%
Fee income	21,934	8%	20,532	9%
Dividend income	74	0%	—	—

Total investment income(1)	$266,210	100%	$240,675	100%

(1)	Such revenues represent $242,322 and $221,992 of cash income earned as well as $23,888 and $18,683 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Our operating expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Management fees	$57,171	$49,750
Subordinated income incentive fees	26,278	27,431
Administrative services expenses	2,098	2,334
Stock transfer agent fees	1,174	1,237
Accounting and administrative fees	837	753
Interest expense	38,561	28,727
Directors’ fees	809	760
Offering costs	3,054	803
Expenses associated with our independent audit and related fees	395	295
Legal fees	91	309
Printing fees	756	1,389
Other	1,048	1,248

Total operating expenses	132,272	115,036
Management fee waiver	(6,324)	—

Net operating expenses	$125,948	$115,036

During the nine months ended September 30, 2017 and 2016, the ratio of our net operating expenses to our average net assets was 5.27% and 5.56%, respectively. During the nine months ended September 30, 2017 and 2016, the ratio of our operating expenses to average net assets included $38,561 and $28,727, respectively, related to interest expense, $26,278 and $27,431, respectively, related to accruals for incentive fees and $3,054 and $803, respectively, related to the amortization of offering costs. Without such expenses, our ratio of operating expenses to average net assets would have been 2.43% and 2.80% for the nine months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the nine months ended September 30, 2017 and 2016, we paid $0 and $218, respectively, in expense recoupments to FS Investments. During the nine months ended September 30, 2017 and 2016, we did not accrue any expense recoupments payable to FS Investments. As of September 30, 2017, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $140,262 ($0.50 per share) and $125,639 ($0.48 per share) for the nine months ended September 30, 2017 and 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $443,597 and $394,206, respectively, during the nine months ended September 30, 2017, from which we realized a net gain of $7,510. We also realized a net gain of $1,030 from settlements on foreign currency during the nine months ended September 30, 2017. We sold investments and received principal repayments of $410,772 and $417,080, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $33,414. During the nine months ended September 30, 2017 and 2016, we earned $18,434 and $10,803, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $(19,969), the net change in unrealized appreciation (depreciation) on the secured borrowing was $(33), the net change in unrealized appreciation (depreciation) on our TRS was $(11,672) and the net change in unrealized gain (loss) on foreign currency totaled $162. For the nine months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $160,475, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(160) and the net change in unrealized appreciation (depreciation) on our TRS was $31,030. The net change in unrealized appreciation (depreciation) on our investments and TRS during the nine months ended September 30, 2017 was primarily driven by reduced valuations in certain equity investments along with increased depreciation across several of our syndicated debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2017 and 2016, the net increase in net assets resulting from operations was $135,724 ($0.49 per share) and $294,373 ($1.13 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2017, we had $350,881 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $98,000 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2017, we had $146,435 in capacity available under the TRS and $62,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of September 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2017, we had twenty-five unfunded debt investments with aggregate unfunded commitments of $287,893, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $16 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We have also generated cash from the net proceeds of our continuous public offering, which we expect to close on or about November 15, 2017. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

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

Public Offering of Shares, Private Placement, Distribution Reinvestment Plan and Share Repurchase Program

We expect to close our continuous public offering of common stock to new investors on or about November 15, 2017. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan.

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

For additional information regarding our public offering of shares, private placement, distribution reinvestment plan and share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

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

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	June 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022
Citibank Total Return Swap	Total Return Swap	L+1.55%	$353,565	$146,435	N/A(3)

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before March 31, 2018, or by Citibank on or after March 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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

Our first distribution was declared for stockholders of record as of April 8, 2014. We previously declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. Subject to applicable legal restrictions and the sole discretion of our board of directors, following the closing of our public offering, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2017 and 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the nine months ended September 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.17499	$44,066
June 30, 2016	0.17499	45,523
September 30, 2016	0.17499	46,363

Total	$0.52497	$135,952

Fiscal 2017
March 31, 2017	$0.17499	$48,011
June 30, 2017	0.17499	48,942
September 30, 2017	0.17499	49,656

Total	$0.52497	$146,609

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2017 and 2016.

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

See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, we did not incur any interest or penalties.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the nine months ended September 30, 2017 and 2016.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$187,700	$187,700	—	—	—
Deutsche Bank Credit Facility(2)	$350,000	—	$350,000	—	—
JPM Credit Facility(3)	$400,000	—	$400,000	—	—
Goldman Facility(4)	$300,000	—	$300,000	—	—
Capital One Credit Facility(5)	$150,000	—	$150,000	—	—
Partial Loan Sale(6)	$13,929	—	—	$13,929	—

(1)	At September 30, 2017, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.
(2)	At September 30, 2017, no amounts remained unused under the Deutsche Bank credit facility. Amounts outstanding under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.
(3)	At September 30, 2017, no amounts remained unused under the JPM credit facility. Amounts outstanding under the JPM credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.
(4)	At September 30, 2017, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.
(5)	At September 30, 2017, no amounts remained unused under the Capital One credit facility. Amounts outstanding under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.
(6)	At September 30, 2017, no amounts remained unused under the secured borrowing. Amounts outstanding under the secured borrowing will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. Pursuant to the investment advisory and administrative services agreement, we also will reimburse FSIC III Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering until we close our continuous public offering in November 2017.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 67.4% of our portfolio investments (based on fair value) paid variable interest rates, 28.2% paid fixed interest rates, 4.3% were non-income producing equity/other investments and the remaining 0.1% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $500,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility and the Capital One credit facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2017:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(6,634)	$(12,052)	$5,418	1.9%
No change	—	—	—	—
Up 100 basis points	$22,166	$12,052	$10,114	3.5%
Up 300 basis points	$66,677	$36,157	$30,520	10.4%
Up 500 basis points	$112,751	$60,261	$52,490	17.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2017, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	3,932,392	$8.64	3,932,392	(1)
August 1 to August 31, 2017	—	—	—	—
September 1 to September 30, 2017	—	—	—	—

Total	3,932,392	$8.64	3,932,392	(1)

(1)	The maximum number of shares available for repurchase on July 5, 2017 was 7,297,549. A description of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on January 6, 2015).

4.3	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on October 13, 2017.)

10.1	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014).

10.2	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.3	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among the Registrant, FSIC III Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.5	Follow-On Dealer Manager Agreement, dated as of June 2, 2017, by and among the Registrant, FSIC III Adviser, LLC and FS Investment Solutions, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017).

10.6	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.7	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement).

10.8	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.9	Escrow Agreement, dated as of January 9, 2014, by and among the Registrant, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.10	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.11	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.12	Investment Management Agreement, dated as of June 26, 2014, by and between the Registrant and Center City Funding LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.13	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).

10.14	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).

10.15	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.16	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.17	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).

10.18	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).

10.19	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).

10.20	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

10.21	Expense Support and Conditional Reimbursement Agreement, dated as of December 20, 2013, by and between the Registrant and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(7) filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on October 22, 2014).

10.22	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.23	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.24	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.25	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.26	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).

10.27	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.28	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.29	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.30	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).

10.31	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.32	Sale and Contribution Agreement, dated as of December 2, 2014, by and between the Registrant, as seller, and Dunlap Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.33	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.34	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.35	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary (Incorporated by reference to Exhibit 10.4 to the Registrant’ s Current Report on Form 8-K filed on December 8, 2014).

10.36	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).

10.37	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).

10.38	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.39	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).

10.40	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.41	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).

10.42	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.43	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.44	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).

10.45	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).

10.46	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and the Registrant, as seller (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.47	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.48	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as investment manager and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.49	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between the Registrant and Germantown Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.50	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.51	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.52	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.53	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.54	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.55	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, the Registrant and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.56	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)