Form 10-K
period 2017-12-31
FS Investment Corp III
filed 2018-03-09
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in November 2017. The last offering price at which the registrant issued shares in its public offering was $8.64 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.35 per share.

There were 289,521,451 shares of the registrant’s common stock outstanding as of March 9, 2018.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION III

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2017

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, we had total assets of approximately $3.8 billion.

We are managed by FSIC III Advisor, LLC, or FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC III Advisor engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM currently assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor, according to guidelines set by FSIC III Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $138.1 billion in assets under management as of December 31, 2017.

As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement, dated January 2, 2014, or the investment sub-advisory agreement, that FSIC III Advisor has entered into with GDFM, effective April 9, 2018 (the date of such termination, the GDFM end date). In connection with GDFM’s resignation as our investment sub-adviser, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments, or FS Adviser, and by KKR Credit.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We currently seek to meet our investment objectives by:

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed us to exercise our rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies unless sourced by GDFM, KKR Credit or FS/KKR Advisor. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to our potential investment advisory relationship with FS/KKR Advisor.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile.

For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About FSIC III Advisor

FSIC III Advisor is a subsidiary of our affiliate, FS Investments, a national sponsor of alternative investments designed for the individual investor. FSIC III Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open and closed-end management investment companies and a real estate investment trust sponsored by FS Investments and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles sponsored by FS Investments.

In addition to managing our investments, the managers, officers and other personnel of FSIC III Advisor also currently manage the following entities, or together with us, the Fund Complex, through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,104,275
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,316,431
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,110,081
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$376,306
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$2,328,169
FS Energy Total Return Fund(3)	Closed-end management investment company	Primarily invests in the equity and debt securities of natural resource companies.	$32,312
FS Multi-Strategy Alternatives Fund	Open-end management investment company	Primarily invests in a broad spectrum of alternative investment strategies with low correlation to equity and fixed income markets.	$58,326
FS Credit Real Estate Income Trust, Inc.(4)	REIT	Primarily invests in senior loans secured by commercial real estate in the United States.	$41,281
FS Credit Income Fund(3)	Closed-end management investment company	Primarily invests in debt obligations and, to a lesser extent equity observations.	$20,000

(1)	As of December 31, 2017, except as otherwise noted below.

(2)	Five funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV, and FS Global Credit Opportunities Fund—T2, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors.

(3)	As of October 31, 2017.

(4)	As of September 30, 2017.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC III Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC III Advisor, Mr. Forman currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers.

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

All investment decisions currently require the unanimous approval of FSIC III Advisor’s investment committee, which is currently comprised of Sean Coleman, Brian Gerson and Michael Kelly. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews our amended and restated investment advisory and administrative services agreement, by and between us and FSIC III Advisor, dated as of August 6, 2014, or the investment advisory and administrative services agreement, and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor education and transparency.

FS Investments is headquartered in Philadelphia with offices in Orlando, FL, New York, NY and Washington, D.C. The firm had more than $20 billion in assets under management as of December 31, 2017.

About GDFM

From time to time, FSIC III Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC III Advisor believes will aid it in achieving our investment objectives. FSIC III Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation IV. Furthermore, GDFM’s parent, GSO, currently serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2017, GSO and its affiliates, excluding Blackstone, managed approximately $138.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM currently makes recommendations to FSIC III Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $434.1 billion as of December 31, 2017. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

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

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately just 1% of overall middle market loan volume in 2017, down from 6% in 2016 and nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape.

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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy. See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to our potential investment advisory relationship with FS/KKR Advisor.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of FSIC III Advisor’s senior management team, and currently, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

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

GDFM transaction sourcing capability

FSIC III Advisor currently seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC III Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, currently allows us access to the secondary market for investment opportunities.

Disciplined, income-oriented investment philosophy

FSIC III Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

FSIC III Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

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

From time to time, FSIC III Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC III Advisor believes will aid it in achieving our investment objectives. FSIC III Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor.

FSIC III Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC III Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We currently rely on FSIC III Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Investment Type

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 13.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 15.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 16.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 8.0% to 18.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

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

Investment Process

The investment professionals employed by FSIC III Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below. See

“—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Our Transaction Process

Sourcing

In order to source transactions, FSIC III Advisor currently seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FSIC III Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us.

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

Execution

Recommendation. FSIC III Advisor engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

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

Monitoring

Portfolio Monitoring. FSIC III Advisor, currently with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC III Advisor and GDFM currently work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC III Advisor and any other professionals or materials that our board of directors deems relevant, including GDFM, independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSIC III Advisor or currently GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSIC III Advisor or GDFM, will retain any fees paid for such assistance.

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

The Transition of Investment Advisory Services

Summary of the Transition

We currently receive investment advisory and administrative services from FSIC III Advisor pursuant to the investment advisory and administrative services agreement. GDFM acts as our investment sub-adviser pursuant to the investment sub-advisory agreement. As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as the investment sub-adviser to us, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FSIC III Advisor, together with FB Income Advisor, LLC, FSIC II Advisor, LLC and FSIC IV Advisor, LLC, collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FSIC III Advisor and KKR Credit. In furtherance thereof, we desire to enter into (i) an investment advisory agreement with FSIC III Advisor and an investment advisory agreement with KKR Credit, or collectively, the investment co-advisory agreements, pursuant to which FSIC III Advisor and KKR Credit would act as our investment co-advisers, and/or (ii) an investment advisory agreement with FS/KKR Advisor, or the joint advisor investment advisory agreement, pursuant to which FS/KKR Advisor would act as our investment adviser. In addition, prior to the effectiveness of the investment co-advisory agreements or the joint advisor investment advisory agreement, we may enter into an interim investment advisory agreement pursuant to Rule 15a-4 of the 1940 Act with KKR Credit.

We ultimately intend to receive investment advisory services from FS/KKR Advisor pursuant to the joint advisor investment advisory agreement. However, due to the various conditions required for the investment co-advisory agreements and the joint advisor investment advisory agreement to each become effective, we are seeking, as required by the 1940 Act, stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement in order to ensure the continuous provision of investment advisory services to us by FSIC III Advisor, KKR Credit and/or FS/KKR Advisor, as applicable, each of which would replace the investment advisory and administrative services agreement and the investment sub-advisory agreement.

If the joint advisor investment advisory agreement becomes effective on the same day as or prior to the date the investment co-advisory agreements would otherwise become effective, then FS/KKR Advisor would serve as investment adviser to us pursuant to the joint advisor investment advisory agreement and the investment co-advisory agreements would not become effective. If the joint advisor investment advisory agreement becomes effective after the investment co-advisory agreements have become effective, then the investment co-advisory agreements would automatically terminate upon the effectiveness of the joint advisor investment advisory agreement. Accordingly, the investment co-advisory agreements and the joint advisor investment advisory agreement would not be simultaneously effective at any time.

Concurrently with seeking stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking exemptive relief, or the KKR exemptive relief, in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application or whether the requested KKR exemptive relief will be granted. Receipt of KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement.

In order to transition our advisory services, FSIC III Advisor, GDFM and certain of their affiliates have entered into a transition agreement, which provides that GDFM will continue to act as our investment sub-adviser through the GDFM end date and will cooperate with FSIC III Advisor in implementing the transition of our investment advisory services from GDFM.

FS Investments and its affiliates (including FSIC III Advisor) and KKR Credit are committed to transition our advisory services as described herein. To help the FS Investments and FSIC III Advisor teams during the transition, KKR Credit will provide certain administrative services to the FS Advisor Entities and KKR Credit’s broker-dealer affiliate will provide certain sourcing and other services to the FS Advisor Entities, in each case, pursuant to a sourcing and administrative services agreement, or the sourcing agreement. FSIC III Advisor intends to obtain services from KKR Credit’s broker-dealer affiliate pursuant to the sourcing agreement, such as identifying new investment opportunities for FSIC III Advisor, prior to our entry into any advisory agreement with KKR Credit or one of its affiliates, including FS/KKR Advisor. The sourcing agreement will terminate with respect to FSIC III Advisor on the earlier of the effective date of the investment co-advisory agreements or the joint advisor investment advisory agreement.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had over $45 billion of assets under management as of December 31, 2017 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. L.P., or KKR & Co. KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with over $168 billion in assets under management as of December 31, 2017 that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR & Co. aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in the assets it manages. KKR & Co. invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.

KKR & Co.’s business offers a broad range of investment management services to its fund investors and provides capital markets services to KKR & Co., its portfolio companies and third parties. Throughout KKR &

Co.’s history, KKR & Co. has consistently been a leader in the private equity industry. KKR & Co. has grown its firm by expanding its geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations, capital markets, infrastructure, energy and real estate. These efforts build on KKR & Co.’s core principles and industry expertise, allowing KKR & Co. to leverage the intellectual capital and synergies in its businesses, and to capitalize on a broader range of the opportunities it sources. Additionally, KKR & Co. has increased its focus on meeting the needs of its existing fund investors and in developing relationships with new investors in its funds.

KKR & Co. conducts its business with offices throughout the world, providing it with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR & Co.’s growth has been driven by value that it has created through its operationally focused investment approach, the expansion of its existing businesses, its entry into new lines of business, innovation in the products that it offers investors in its funds, an increased focus on providing tailored solutions to its clients and the integration of capital markets distribution activities.

KKR & Co. has also used its balance sheet as a significant source of capital to further grow and expand its business, increase its participation in its existing businesses and further align its interests with those of its fund investors and other stakeholders.

Below are the gross assets of two other BDCs advised or sub-advised by KKR Credit, each of which has a similar investment objective to ours:

Name	Entity	Gross Assets(1)
Corporate Capital Trust, Inc.	BDC	$4,422,594
Corporate Capital Trust II	BDC	$157,442

(1)	As of September 30, 2017.

About FS/KKR Advisor

FS/KKR Advisor is a newly-formed Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. Prior to the effectiveness of the joint advisor investment advisory agreement, FS/KKR Advisor will register as an investment adviser with the SEC under the Advisers Act. FS/KKR Advisor will be jointly operated by FS Adviser and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, will serve as FS/KKR Advisor’s chairman and chief executive officer, and Todd C. Builione, the president of KKR Credit, will serve as FS/KKR Advisor’s president.

FS/KKR Advisor’s senior management team will have significant experience in private lending and private equity investing, and will have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team will also have extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/KKR Advisor’s management team, will allow FS/KKR Advisor to successfully execute our investment strategies.

Duties of FSIC III Advisor, KKR Credit and FS/KKR Advisor

FSIC III Advisor, together with the other FS Advisor Entities, and KKR Credit have agreed to coordinate their activities during the period in which the investment co-advisory agreements and the joint advisor investment advisory agreement would be in effect to avoid duplication of efforts and ensure a balanced and effective allocation of responsibilities and net fee revenue earned by the FS Advisor Entities, KKR Credit and FS/KKR Advisor, and efficiency in the provision of the required services to us thereunder.

Investment Co-Advisory Agreements

During the period the investment co-advisory agreements are in effect, the management of our investment portfolio will be the responsibility of a joint investment committee which will be comprised of three appointees of FS Investments or one of its affiliates (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd C. Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FSIC III Advisor and KKR Credit will provide services to us. In performing their duties under the investment co-advisory agreements, FSIC III Advisor and KKR Credit will provide us with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. The FS Advisor Entities and KKR Credit are collectively responsible for providing appropriate assets, resources, time and personnel in order to provide us the services required under the investment co-advisory agreements.

Among other changes, the base management fee will be reduced from 1.75% under the investment advisory and administrative services agreement to 1.50% under the investment co-advisory agreements (in the aggregate). While the investment advisory and administrative services agreement provides that the base management fee is 2.0%, effective February 3, 2017, FSIC III Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. For the incentive fee under the investment co-advisory agreements (in the aggregate), (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.

Joint Advisor Investment Advisory Agreement

During the period the joint advisor investment advisory agreement is in effect, the management of our investment portfolio will be the responsibility of FS/KKR Advisor’s investment committee which will be comprised of three appointees of FS Adviser (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd C. Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FS Investments and KKR Credit will provide services to us on behalf of FS/KKR Advisor. The investment committee will be responsible for establishing and monitoring our investment program, developing the portfolio, setting our risk parameters and approving all of our investments. Initial investment decisions will require the unanimous approval of the investment committee.

In performing its duties under the joint advisor investment advisory agreement, FS/KKR Advisor will provide us with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. KKR Credit and FS Adviser will be collectively responsible for providing appropriate assets, resources, time and personnel to allow FS/KKR Advisor to provide us the services required under the joint advisor investment advisory agreement.

Among other changes, the base management fee will be reduced from 1.75% under the investment advisory and administrative services agreement agreement to 1.50% under the joint advisor investment advisory agreement. While the investment advisory and administrative services agreement provides that the base management fee is 2.0%, effective February 3, 2017, FSIC III Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. For the incentive fee under the joint advisor investment advisory agreement, (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.

For additional information, see our definitive proxy statement filed on January 18, 2018.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that we exercise our rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies unless sourced by GDFM, KKR Credit or FS/KKR Advisor. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to our potential investment advisory relationship with FS/KKR Advisor.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC III Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and FSIC III Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Both our code of ethics and FSIC III Advisor’s code of ethics were filed as exhibits to post-effective amendment no.1 to our registration statement on Form N-2 (File No. 333-215360) filed with the SEC on October 18, 2017. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FSIC III Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the presidential administration. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”

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

Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that stockholders will be able to sell our shares and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

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

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” for a detailed description of our share repurchase program.

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

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the greater of (x) the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan, during the twelve-month period ending on the expiration date of the repurchase offer (less the amount of any such proceeds used to repurchase shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares that we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan during the three-month period ending on the expiration date of the repurchase offer, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010. In addition, in recent quarters, we repurchased less than all of the shares tendered in our respective tender offers.

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

We may pay distributions from borrowings or the sale of assets.

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

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our stockholders. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates increase, those securities with a lower yield-at-cost can experience a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.

Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. An increase in interest rates would make it more expensive to use debt to finance our investments or to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.

We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. However, these activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. We also have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided. Adverse developments resulting from hedging transactions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory and administrative services agreement and may result in a substantial increase of the amount of incentive fees payable to FSIC III Advisor with respect to pre-incentive fee net investment income.

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

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure.These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC III Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, or at all, and, as a result, we may suffer losses.

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

•

Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

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

Our wholly-owned financing subsidiary, Center City Funding, has entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional discussion of the terms of the TRS between Center City Funding and Citibank.

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

Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Center City Funding or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) Center City Funding ceasing to be our wholly-owned subsidiary; (e) either us or Center City Funding amending its constituent documents to alter our investment strategies in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Center City Funding or having authority to enter into transactions under the TRS on behalf of Center City Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC III Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser; (h) Center City Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Center City Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Center City Funding that may not be changed without the vote of our stockholders and that relates to Center City Funding’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after March 31, 2018. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the date 90 days before March 31, 2018 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including March 31, 2018. Such monthly payments will equal the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500.0 million as of December 31, 2017), multiplied by (z) 1.55% per annum. Other than during the first 90 days and last 90 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including recent social and political tensions in the U.S. and around the world (e.g., the United Kingdom referendum to leave the European Union),concerns regarding the Chinese economy and declines in commodity prices, has led to, and may continue to lead to, volatility in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition, the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC III Advisor and, currently, GDFM. FSIC III Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC III Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC III Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSIC III Advisor.

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

In addition, the investment advisory and administrative services agreement that FSIC III Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC III Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC III Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC III Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC III Advisor or for FSIC III Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition. It is currently contemplated that the investment sub-advisory agreement will terminate on the GDFM end date and that subject to certain conditions, we will enter into the proposed investment co-advisory agreements and the joint advisor investment advisory agreement with FSIC III Advisor, KKR Credit or FS/KKR Advisor, as applicable. GDFM intends to resign as our investment sub-adviser effective as of the GDFM end date regardless of whether the proposed investment co-advisory agreements and/or the joint advisor investment advisory agreement with FSIC III Advisor, KKR Credit or FS/KKR Advisor, as applicable, have become effective. See “—There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FSIC III Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.” In the event that KKR Credit and/or FS/KKR Advisor becomes our investment co-adviser or adviser as contemplated, at the time of such replacement, all of the risk factors identified in Item 1A of this annual report on Form 10-K that relate to GDFM will also be applicable to KKR Credit and FS/KKR Advisor.

There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FSIC III Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.

On January 18, 2018 we filed a definitive proxy statement soliciting stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement, each of which would replace the investment advisory and administrative services agreement and the investment sub-advisory agreement. The effectiveness of each of the investment co-advisory agreements and the joint advisor investment advisory agreement is subject to various conditions, including stockholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect. GDFM intends to resign as our investment sub-adviser effective as of the GDFM end date regardless of whether the investment co-advisory agreements and/or the joint advisor investment advisory agreement have become effective. There can be no assurance that the investment co-advisory agreements and/or the joint advisor investment advisory agreement will become effective prior to the GDFM end date or at all. As a result, the failure of the investment co-advisory agreements and/or the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.

There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or that the KKR exemptive relief will be granted by the SEC.

As we solicit stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is concurrently seeking the KKR exemptive relief in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that will cover us and would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or whether the requested KKR exemptive relief will be granted by the SEC. Receipt of the KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement. Thus, if the KKR exemptive relief is not granted, the joint advisor investment advisory agreement may not go into effect. The failure of the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objectives.

FS/KKR Advisor will be a newly-formed investment adviser without a track record of acting as an investment adviser to a BDC, and any failure by FS/KKR Advisor to manage and support our investment process may hinder the achievement of our investment objectives.

Because FS/KKR Advisor will be a newly-formed investment adviser jointly operated by FS Adviser (an affiliate of FSIC III Advisor) and KKR Credit, FS/KKR Advisor will have no prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FSIC III Advisor and KKR Credit have individually acted as investment advisers to BDCs previously, FS/KKR Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/KKR Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FSIC III Advisor’s and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FSIC III Advisor and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

The transactions contemplated by the transition agreement may not be consummated, and the transition of our investment advisory services may not be completed or may not deliver the benefits we anticipate.

In order to transition our investment advisory services, on December 10, 2017, FSIC III Advisor, GDFM and certain of their respective affiliates entered into a transition agreement, which provides that GDFM will continue to act as the investment sub-adviser to us through the GDFM end date and will cooperate with FSIC III Advisor in implementing the transition of investment advisory services from GDFM for us and several other BDCs. The transition of investment advisory services is subject to certain conditions that may not occur, and if we do not consummate the transactions contemplated by the transition agreement, we may not successfully complete the proposed transition of investment advisory services and/or realize the anticipated benefits of the transition.

We are devoting a significant portion of our time and resources to consummating the transactions contemplated by the transition agreement. However, there can be no assurance that such activities will result in the consummation of the transactions or the completion of the proposed transition of investment advisory services. Additionally, even if we are able to consummate the transactions and complete the transition, the transition may not deliver the benefits we anticipate.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the presidential administration has announced its intention to repeal, amend, or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of fee income and the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

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

Risks Related to FSIC III Advisor, GDFM, and Their Affiliates

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

The members of the senior management and investment teams of both FSIC III Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC III Advisor also serve in similar capacities for the investment advisers to the other funds in the Fund Complex, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC III Advisor to manage our day-to-day activities and to implement our investment strategies. FSIC III Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC III Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FSIC III Advisor and its employees will devote only as much of its or their time to our business as FSIC III Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC III Advisor currently relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, currently serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation has been previously introduced in the U.S. House of Representatives and U.S. Senate that proposes to modify this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Should this or similar legislation pass, we may be able to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements, including any covenants related to the identity of our investment adviser. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our debt financing arrangements.

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique.

In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FSIC III Advisor. See “Risks Related to FSIC III Advisor, GDFM and their respective Affiliates—FSIC III Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC III Advisor, and FSIC III Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.”

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.9 billion in total assets, (ii) a weighted average cost of funds of 4.04%, (iii) $1.5 billion in debt outstanding (i.e., assumes that the full $1.5 billion available to us as of December 31, 2017 under our financing arrangements as of such date is outstanding) and (iv) $2.4 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(18.48)%	(10.46)%	(2.44)%	5.58%	13.60%

Similarly, assuming (i) $3.9 billion in total assets, (ii) a weighted average cost of funds of 4.04% and (iii) $1.5 billion in debt outstanding (i.e., assuming that the full $1.5 billion available to us as of December 31, 2017 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.52% in order to cover the annual interest payments on our outstanding debt.

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

See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of this debt securitization facility. As a result of this debt securitization facility, we are subject to certain risks, including, but not limited to, those set forth below.

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

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Moreover, if we failed to qualify as a RIC for a period greater than two taxable years, we may be required to recognize any net built-in gains (the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized if we had been liquidated) if we qualify as a regulated investment company in a subsequent year. Any such a failure to qualify for or maintain RIC status may have a material adverse effect on us and on any investment in us. The Code provides certain form relief from RIC disqualification due to failures of the 90% Income Test or any of the diversification tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the diversification tests.

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

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, after 2025 these expenses, referred to as miscellaneous itemized deductions, will be deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, will not be deductible for alternative minimum tax purposes and will be subject to the overall limitation on itemized deductions imposed by the Code, and before then will not be deductible at all. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.

FATCA withholding may apply to payments made to certain foreign entities.

We are required to withhold U.S. tax (at a 30% rate) on payments of taxable dividends and (effective January 1, 2019) redemption proceeds and certain capital gain dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported includes the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders may be requested to provide additional information to us to enable us to determine whether such withholding is required

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

In November 2017, we closed our continuous public offering of shares to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

Set forth below is a chart describing the classes of our securities outstanding as of March 9, 2018:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	550,000,000	—	289,521,451

As of March 9, 2018, we had 52,579 record holders of our common stock.

Share Repurchase Program and Distributions

We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2017	3,512,358	$8.640	3,512,358	(1)
November 1 to November 30, 2017	—	—	—	—
December 1 to December 31, 2017	—	—	—	—

Total	3,512,358	$8.640	3,512,358	(1)

(1)	The maximum number of shares available for repurchase on October 4, 2017 was 3,512,399.

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record determined on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.70000	$118,228
2016	$0.70000	$183,009
2017	$0.70000	$196,760

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 4 and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015, for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 and for the period from June 7, 2013 (Inception) to December 31, 2013 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,			Period from April 2, 2014 (Commencement of Operations) through December 31, 2014(1)	Period from June 7, 2013 (Inception) through December 31, 2013(1)
	2017	2016	2015
Statements of operations data:
Investment income	$368,690	$329,021	$195,249	$25,055	$—
Operating expenses
Operating expenses	183,359	159,326	81,413	9,530	189
Management fee waiver	(8,754)	—	—
Less: Expense reimbursement from sponsor	—	—	—	(3,469)	—
Add: Expense recoupment to sponsor	—	—	3,469	—	—

Net expenses	174,605	159,326	84,882	6,061	189

Net investment income (loss)	194,085	169,695	110,367	18,994	(189)
Total net realized gain (loss) and unrealized appreciation (depreciation)	(89,586)	189,791	(197,131)	(26,138)	—

Net increase (decrease) in net assets resulting from operations	$104,499	$359,486	$(86,764)	$(7,144)	$(189)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.69	$0.65	$0.65	$0.45	$(8.51)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.37	$1.37	$(0.51)	$(0.17)	$(8.51)

Distributions declared(3)	$0.70	$0.70	$0.70	$0.52	$—

Balance sheet data:
Total assets	$3,847,280	$3,662,739	$3,056,953	$1,023,266	$200

Credit facilities, secured borrowing and repurchase agreement payable	$1,386,893	$1,290,391	$1,088,122	$112,100	$—

Total net assets	$2,388,724	$2,323,940	$1,895,042	$842,577	$200

Other data:
Total return(4)	4.50%	18.31%	(1.48)%	1.72%	—
Total return (without assuming reinvestment of distributions)(4)	4.57%	17.58%	(0.93)%	1.67%	—
Number of portfolio company investments at period end	109	114	130	83	—
Total portfolio investments for the period	$1,385,143	$1,446,810	$2,647,079	$797,312	—
Proceeds from sales and prepayments of investments	$1,235,500	$1,114,038	$419,262	$79,229	—

(1)	We formally commenced investment operations on April 2, 2014. Prior to such date, we had no operations except for matters relating to our organization.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. The total returns include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of our future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on our investment portfolio during the applicable period and do not represent actual returns to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

actual and potential conflicts of interest with the other funds in the Fund Complex and their respective investment advisers and sub-advisers, GDFM, KKR Credit, FS/KKR Advisor or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC III Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC III Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest;

•	receiving stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreements; and

•	KKR Credit obtaining the KKR exemptive relief.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC III Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. In November 2017, we closed our continuous public offering of common stock to new investors.

Our investment activities are managed by FSIC III Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC III Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. FSIC III Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC III Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC III Advisor according to guidelines set by FSIC III Advisor.

As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as our investment sub-adviser, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “Item 1. Business-The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationships and, currently, our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

We reimburse FSIC III Advisor for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC III Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FSIC III Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC III Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC III Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments; and

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. Upon entry into the investment co-advisory agreements or the joint advisor investment advisory agreement, FS Investments intends to terminate the existing expense support and conditional reimbursement agreement and enter into a new expense support and conditional reimbursement agreement with us and KKR on substantially similar terms. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our expense reimbursement arrangement with FS Investments.

Portfolio Investment Activity for the Years Ended December 31, 2017 and 2016

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
Net Investment Activity	2017	2016
Purchases	$1,385,143	$1,446,810
Sales and Repayments	(1,235,500)	(1,114,038)

Net Portfolio Activity	$149,643	$332,772

	For the Year Ended December 31,
	2017		2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$915,775	66%	$874,221	60%
Senior Secured Loans—Second Lien	173,639	12%	92,906	6%
Senior Secured Bonds	91,758	7%	125,265	9%
Subordinated Debt	187,649	14%	255,347	18%
Collateralized Securities	—	—	—	—
Equity/Other	16,322	1%	99,071	7%

Total	$1,385,143	100%	$1,446,810	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,212,948	$2,222,444	66%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	298,561	261,239	8%	248,576	235,293	7%
Senior Secured Bonds	60,168	60,478	2%	86,137	84,664	3%
Subordinated Debt	690,666	687,221	21%	610,349	614,442	19%
Collateralized Securities	6,697	7,562	0%	7,317	7,327	0%
Equity/Other	164,105	102,582	3%	162,029	165,655	5%

Total	$3,433,145	$3,341,526	100%	$3,249,141	$3,243,310	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2017 and 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of $340,523 and $334,647, respectively, as of December 31, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016.

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,489,749	$2,493,086	68%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	362,283	325,244	9%	283,471	271,046	7%
Senior Secured Bonds	60,168	60,478	1%	86,137	84,664	2%
Subordinated Debt	690,666	687,221	19%	610,349	614,442	17%
Collateralized Securities	6,697	7,562	0%	7,317	7,327	0%
Equity/Other	164,105	102,582	3%	162,029	165,655	5%

Total	$3,773,668	$3,676,173	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Number of Portfolio Companies	109	114
% Variable Rate (based on fair value)	70.9%	70.4%
% Fixed Rate (based on fair value)	26.0%	24.5%
% Income Producing Equity/Other Investments (based on fair value)	0.1%	0.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.0%	5.1%
Average Annual EBITDA of Portfolio Companies	$124,000	$159,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.9%	98.2%
% of Investments on Non-Accrual (based on fair value)	1.0%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.0%

Based on our regular monthly cash distribution amount of $0.058331 per share as of December 31, 2017 and our final institutional offering price of $8.35 per share, the annualized distribution rate to stockholders as of December 31, 2017 was 8.38%. Following the IBD Channel closing, shares of common stock in our continuous public offering have been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the year ended December 31, 2017, our total return was 4.50% and our total return without assuming reinvestment of distributions was 4.57%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” for information regarding the IBD Channel closing.

Based on our regular weekly cash distribution amount of $0.013461 per share as of December 31, 2016 and our institutional offering price of $8.55 per share as of December 31, 2016, the annualized distribution rate was 8.19%. During the year ended December 31, 2016, our total return was 18.31% and our total return without assuming reinvestment of distributions was 17.58%.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total returns.

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2017:

New Direct Originations	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$259,498	$806,211
Exited Investments (including partial paydowns)	(336,906)	(636,672)

Net Direct Originations	$(77,408)	$169,539

	For the Three Months Ended December 31, 2017		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$242,727	93%	$716,641	89%
Senior Secured Loans—Second Lien	15,000	6%	17,792	2%
Senior Secured Bonds	1,500	1%	5,927	1%
Subordinated Debt	—	—	53,000	6%
Collateralized Securities	—	—	—	—
Equity/Other	271	0%	12,851	2%

Total	$259,498	100%	$806,211	100%

	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$21,625	$21,216
Weighted Average Maturity for New Direct Originations	3/20/24	6/12/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.5%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.5%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.3%	9.7%

The following table presents certain selected information regarding our direct originations as of December 31, 2017 and 2016:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2017	December 31, 2016
Number of Portfolio Companies	59	51
Average Annual EBITDA of Portfolio Companies	$65,900	$61,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.6x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.0%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,427,744	73%	$2,264,209	70%
Opportunistic	702,066	21%	724,989	22%
Broadly Syndicated/Other	211,716	6%	254,112	8%

Total	$3,341,526	100%	$3,243,310	100%

See Note 6 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC III Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC III Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$66,286	2%	$31,381	1%
2	3,006,809	90%	3,060,613	94%
3	211,214	6%	115,673	4%
4	1,817	0%	28,191	1%
5	55,400	2%	7,452	0%

Total	$3,341,526	100%	$3,243,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Revenues

Our investment income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$311,376	84%	$279,717	85%	$157,990	81%
Paid-in-kind interest income	25,112	7%	18,023	5%	2,977	1%
Fee income	32,128	9%	31,281	10%	34,227	18%
Dividend income	74	0%	—	—	55	0%

Total investment income(1)	$368,690	100%	$329,021	100%	$195,249	100%

(1)	Such revenues represent $337,578, $303,049 and $183,744 of cash income earned as well as $31,112, $25,972 and $11,505 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The increase in the amount of interest income and fee income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to fees associated with the prepayment of several large investments and the acceleration of original issue discount.

The increase in interest income and fee income in the aggregate during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the growth of the investment portfolio and the increase in number of directly originated loans in the portfolio.

Expenses

Our operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Management fees	$76,616	$67,573	$39,493
Subordinated income incentive fees	40,765	39,754	20,222
Administrative services expenses	2,567	2,922	2,045
Stock transfer agent fees	1,570	1,613	1,532
Accounting and administrative fees	1,127	1,019	691
Interest expense	52,707	39,584	13,746
Directors’ fees	1,062	1,010	822
Offering costs	3,454	1,273	—
Expenses associated with our independent audit and related fees	496	396	308
Compensation of our chief compliance officer(1)	—	—	13
Legal fees	426	420	791
Printing fees	728	1,911	734
Other	1,841	1,851	1,016

Total operating expenses	183,359	159,326	81,413
Management fees waiver	(8,754)	—	—
Add: Expense recoupment to sponsor	—	—	3,469

Net expenses	$174,605	$159,326	$84,882

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and does not receive any direct compensation from us in this capacity.

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Ratio of operating expenses to average net assets	7.64%	7.51%	5.65%
Ratio of management fee waiver to average net assets(1)	(0.37)%	—	—
Ratio of expense recoupment to sponsor to average net assets	—	—	0.24%

Ratio of net operating expenses to average net assets	7.27%	7.51%	5.89%
Ratio of incentive fees, interest expense and offering costs to average net assets(1)	4.03%	3.81%	2.37%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.24%	3.70%	3.52%

(1)	Data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the years ended December 31, 2017, 2016 and 2015, we paid $0, $218 and $3,251, respectively, in expense recoupments to FS Investments. During the years ended December 31, 2017, 2016 and 2015, we accrued $0, $0 and $3,469 for expense recoupments payable to FS Investments. As of December 31, 2017, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $194,085 ($0.69 per share), $169,695 ($0.65 per share) and $110,367 ($0.65 per share) for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in net investment income for the year ended December 31, 2017 compared to 2016 can be attributed to the increase in interest and fee income as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, total return swap, secured borrowing and foreign currency for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net realized gain (loss) on investments(1)	$(14,149)	$(47,149)	$(24,122)
Net realized gain (loss) on total return swap	24,011	15,785	14,561
Net realized gain (loss) on secured borrowing	(100)	—	—
Net realized gain (loss) on foreign currency	1,169	—	—

Total net realized gain (loss)	$10,931	$(31,364)	$(9,561)

(1)	We sold investments and received principal repayments of $540,022 and $695,478, respectively, during the year ended December 31, 2017, $523,654 and $590,384, respectively, during the year ended December 31, 2016, and $301,909 and $117,353, respectively, during the year ended December 31, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments, Total Return Swap and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

Our net change in unrealized appreciation (depreciation) on investments, total return swap and secured borrowing and unrealized gain (loss) on foreign currency for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments	$(85,788)	$184,064	$(167,011)
Net change in unrealized appreciation (depreciation) on total return swap	(15,159)	37,330	(20,559)
Net change in unrealized appreciation (depreciation) on secured borrowing	239	(239)	—
Net change in unrealized gain (loss) on foreign currency	191	—	—

Total net change in unrealized appreciation (depreciation)	$(100,517)	$221,155	$(187,570)

During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments, TRS and secured borrowing was primarily driven by reduced valuations in certain equity investments along with increased depreciation across several of our syndicated debt investments.

During the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on our investments and TRS was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2017, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $104,499 ($0.37 per share), $359,486 ($1.37 per share) and $(86,764) ($(0.51) per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2017, we had $368,344 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $98,005 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2017, we had $159,477 in capacity available under the TRS and $62,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of December 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2017, we had twenty-three unfunded debt investments with aggregate unfunded commitments of $250,923, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $4 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC III Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Public Offering of Shares, Private Placement, Distribution Reinvestment Plan and Share Repurchase Program

In November 2017, we closed our continuous public offering of common stock to new investors. We have issued 304,160,365 shares of common stock for gross proceeds of $2,883,472 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan. As of March 9, 2018, we have raised total gross proceeds of $2,927,049, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM.

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

For additional information regarding our public offering of shares, private placement, distribution reinvestment plan and share repurchase program, see Note 3 and Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.

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

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	September 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Citibank Total Return Swap	Total Return Swap	L+1.55%	$340,523	$159,477	N/A(3)

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	As described in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	The TRS may be terminated by Center City Funding or by Citibank at any time on or after March 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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

Following commencement of our investment operations, our first distribution was declared for stockholders of record as of April 8, 2014. Prior to the closing of our continuous public offering in November 2017, we declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2017, 2016 and 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.70000	$118,228
2016	$0.70000	$183,009
2017	$0.70000	$196,760

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2017, 2016 and 2015, as well as the components of accumulated earnings on a tax basis and deferred taxes.

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

See Note 7 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the fair value of our financial instruments.

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

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, we are required to adopt the new guidance as of January 1, 2018 and expect to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.

In connection with our evaluation of the impact of the new revenue recognition guidance on our revenue recognition polices for structuring and other non-recurring upfront fees, we have performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, we expect to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In our analysis, we considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, we considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on our analysis, we expect to provide additional revenue recognition disclosures required under the new standard but do not otherwise expect a material effect on our consolidated financial statements.

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

We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we did not incur any interest or penalties.

See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an agreement with FSIC III Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC III Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2017, 2016 and 2015.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2017 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(2)	September 27, 2018	$187,700	$187,700	—	—	—
Deutsche Bank Credit Facility(3)	September 22, 2019	$350,000	—	$350,000	—	—
JPM Credit Facility(3)	May 8, 2019	$400,000	—	$400,000	—	—
Goldman Facility(3)	July 15, 2019	$300,000	—	$300,000	—	—
Capital One Credit Facility(3)	August 13, 2020	$150,000	—	$150,000	—	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At December 31, 2017, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017, neither Burholme Funding nor BNPP had provided notice of its intent to terminate the facility.

(3)	At December 31, 2017, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. The investment sub-advisory agreement provides that GDFM is entitled to 50% of all management and incentive fees payable to FSIC III Advisor under the investment advisory and administrative services agreement with respect to each year, subject to the waiver of any fees by GDFM. We commenced accruing fees under the investment advisory and administrative services agreement on April 2, 2014, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. Effective

February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. We also reimburse FSIC III Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC III Advisor.

The dealer manager for our continuous public offering was FS Investment Solutions, which is one of our affiliates. Prior to the closing of our continuous public offering, the dealer manager was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers.

In February 2016, we closed our continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of our common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel constituted the majority of shares sold in our continuous public offering. Prior to the IBD Channel closing, shares of our common stock in our continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, shares of common stock in our continuous public offering were sold at an institutional offering price that did not include any selling commissions or dealer manager fees. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with shares of our common stock sold pursuant to our continuous public offering and, as a result, no selling commissions or dealer manager fees were paid to the dealer manager from that date forward. The dealer manager agreement terminated in connection with the closing of our continuous public offering in November 2017.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding agreements with FSIC III Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FSIC III Advisor, capital contributions by FSIC III Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchase of our common stock.

See “Item 1. Business—The Transition of Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential advisory relationship with KKR Credit and/or FS/KKR Advisor.

Recent Developments

Public Offering of Shares

In November 2017, we closed our continuous public offering of common stock to new investors. We have issued 304,160,365 shares of common stock for gross proceeds of $2,883,472 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan.

See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 70.9% of our portfolio investments (based on fair value) paid variable interest rates, 26.0% paid fixed interest rates, 3.0% were non-income producing equity/other investments and the remaining 0.1% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC III Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $500,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility and Capital One credit facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(15,091)	$(11,507)	$(3,584)	(1.2)%
No change	—	—	—	—
Up 100 basis points	$22,585	$11,507	$11,078	3.8%
Up 300 basis points	$67,983	$34,522	$33,461	11.6%
Up 500 basis points	$114,949	$57,536	$57,413	19.8%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of December 31, 2017, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2017, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FS Investment Corporation III

Philadelphia, Pennsylvania

Opinion on the Internal Control Over Financial Reporting

We have audited FS Investment Corporation III’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation III as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FS Investment Corporation III

Philadelphia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation III (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation III as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation III’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included, evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

March 9, 2018

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,326,008 and $3,145,895, respectively)	$3,301,261	$3,134,721
Non-controlled/affiliated investments (amortized cost—$107,137 and $103,246, respectively)	40,265	108,589

Total investments, at fair value (amortized cost—$3,433,145 and $3,249,141, respectively)	3,341,526	3,243,310
Cash	359,975	249,862
Foreign currency, at fair value (cost—$8,178 and $0, respectively)	8,369	—
Due from counterparty	98,005	118,000
Receivable for investments sold and repaid	675	5,228
Interest receivable	35,499	29,501
Deferred financing costs	1,874	2,641
Deferred offering costs	—	977
Receivable due on total return swap(1)	1,107	1,817
Prepaid expenses and other assets	250	—
Unrealized appreciation on total return swap(1)	—	11,403

Total assets	$3,847,280	$3,662,739

Liabilities
Unrealized depreciation on total return swap(1)	$3,756	$—
Payable for investments purchased	22,175	4,850
Repurchase agreement payable (net of deferred financing costs of $611 and $1,009, respectively)(1)	299,389	298,991
Credit facilities payable (net of deferred financing costs of $196 and $340, respectively)(1)	1,087,504	977,360
Secured borrowing, at fair value (proceeds of $0 and $13,801, respectively)(1)	—	14,040
Management fees payable	17,015	17,823
Subordinated income incentive fees payable(2)	14,487	12,323
Administrative services expense payable	277	632
Interest payable(1)	10,870	8,586
Directors’ fees payable	253	243
Other accrued expenses and liabilities	2,830	3,951

Total liabilities	1,458,556	1,338,799

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,566,041 and 272,354,014 shares issued and outstanding, respectively	291	272
Capital in excess of par value	2,529,098	2,376,143
Accumulated undistributed net realized gains (losses) on investments and total return swap(4)	(57,587)	(61,526)
Accumulated undistributed (distributions in excess of) net investment income(4)	12,106	3,718
Net unrealized appreciation (depreciation) on investments, total return swap and secured borrowing and unrealized gain/loss on foreign currency	(95,184)	5,333

Total stockholders’ equity	2,388,724	2,323,940

Total liabilities and stockholders’ equity	$3,847,280	$3,662,739

Net asset value per share of common stock at year end	$8.22	$8.53

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$307,774	$278,249	$157,990
Paid-in-kind interest income	23,849	17,562	2,977
Fee income	31,924	30,888	34,227
Dividend income	74	—	55
From non-controlled/affiliated investments:
Interest income	3,602	1,468	—
Paid-in-kind interest income	1,263	461	—
Fee income	204	393	—

Total investment income	368,690	329,021	195,249

Operating expenses
Management fees(1)	76,616	67,573	39,493
Subordinated income incentive fees(2)	40,765	39,754	20,222
Administrative services expenses	2,567	2,922	2,045
Stock transfer agent fees	1,570	1,613	1,532
Accounting and administrative fees	1,127	1,019	691
Interest expense	52,707	39,584	13,746
Directors’ fees	1,062	1,010	822
Offering costs	3,454	1,273	—
Other general and administrative expenses	3,491	4,578	2,862

Operating expenses	183,359	159,326	81,413
Management fees waiver(1)	(8,754)	—	—
Add: Expense recoupment to sponsor(3)	—	—	3,469

Net expenses	174,605	159,326	84,882

Net investment income	194,085	169,695	110,367

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(14,960)	(50,870)	(24,122)
Non-controlled/affiliated investments	811	3,721	—
Net realized gain (loss) on secured borrowing	(100)	—	—
Net realized gain (loss) on total return swap(4)	24,011	15,785	14,561
Net realized gain (loss) on foreign currency	1,169	—	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(13,573)	178,721	(167,011)
Non-controlled/affiliated investments	(72,215)	5,343	—
Net change in unrealized appreciation (depreciation) on total return swap(4)	(15,159)	37,330	(20,559)
Net change in unrealized appreciation (depreciation) on secured borrowing(4)	239	(239)	—
Net change in unrealized gain (loss) on foreign currency	191	—	—

Total net realized gain (loss) and unrealized appreciation (depreciation)	(89,586)	189,791	(197,131)

Net increase (decrease) in net assets resulting from operations	$104,499	$359,486	$(86,764)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.37	$1.37	$(0.51)

Weighted average shares outstanding	281,524,090	261,901,989	170,395,623

(1)	See Note 4 for a discussion of the waiver by FSIC III Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s financing arrangements.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operations
Net investment income	$194,085	$169,695	$110,367
Net realized gain (loss) on investments, secured borrowing, total return swap and foreign currency(1)	10,931	(31,364)	(9,561)
Net change in unrealized appreciation (depreciation) on investments	(85,788)	184,064	(167,011)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(15,159)	37,330	(20,559)
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	239	(239)	—
Net change in unrealized gain (loss) on foreign currency	191	—	—

Net increase (decrease) in net assets resulting from operations	104,499	359,486	(86,764)

Stockholder distributions(2)
Distributions from net investment income	(196,760)	(183,009)	(118,228)

Net decrease in net assets resulting from stockholder distributions	(196,760)	(183,009)	(118,228)

Capital share transactions(3)
Issuance of common stock	156,618	193,812	1,206,250
Reinvestment of stockholder distributions	99,229	96,669	63,285
Repurchases of common stock	(98,802)	(38,060)	(5,878)
Offering costs	—	—	(6,200)

Net increase in net assets resulting from capital share transactions	157,045	252,421	1,257,457

Total increase in net assets	64,784	428,898	1,052,465
Net assets at beginning of year	2,323,940	1,895,042	842,577

Net assets at end of year	$2,388,724	$2,323,940	$1,895,042

Accumulated undistributed (distributions in excess of) net investment income(2)	$12,106	$3,718	$6,229

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$104,499	$359,486	$(86,764)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,385,143)	(1,446,810)	(2,647,079)
Paid-in-kind interest	(25,112)	(17,562)	(2,977)
Proceeds from sales and repayments of investments	1,235,500	1,114,038	419,262
Net realized (gain) loss on investments	14,149	47,149	24,122
Net realized (gain) loss on secured borrowing(1)	100	—	—
Net change in unrealized (appreciation) depreciation on investments	85,788	(184,064)	167,011
Net change in unrealized (appreciation) depreciation on total return swap(1)	15,159	(37,330)	20,559
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	(239)	239	—
Accretion of discount	(23,398)	(11,431)	(9,164)
Amortization of deferred financing costs	1,837	1,569	1,152
Amortization of deferred offering costs	3,454	1,273	—
(Increase) decrease in due from counterparty	19,995	—	(32,500)
(Increase) decrease in receivable for investments sold and repaid	4,553	(1,532)	(3,683)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	—	598
(Increase) decrease in interest receivable	(5,998)	(7,050)	(10,360)
(Increase) decrease in receivable due on total return swap(1)	710	13	(420)
(Increase) decrease in prepaid expenses and other assets	(250)	173	(173)
Increase (decrease) in payable for investments purchased	17,325	(2,696)	(49,977)
Increase (decrease) in management fees payable	(808)	3,812	10,247
Increase (decrease) in subordinated income incentive fees payable	2,164	498	11,825
Increase (decrease) in expense recoupment payable to sponsor(2)	—	(218)	218
Increase (decrease) in administrative services expense payable	(355)	(123)	552
Increase (decrease) in interest payable(1)	2,284	2,833	5,504
Increase (decrease) in directors’ fees payable	10	36	53
Increase (decrease) in other accrued expenses and liabilities	(1,121)	(3,508)	6,221

Net cash provided by (used in) operating activities	65,103	(181,205)	(2,175,773)

Cash flows from financing activities
Issuance of common stock	156,618	214,001	1,208,200
Reinvestment of stockholder distributions	99,229	96,669	63,285
Repurchases of common stock	(98,802)	(38,060)	(5,878)
Offering costs incurred	(2,477)	(2,250)	(6,200)
Stockholder distributions	(196,760)	(183,097)	(118,230)
Borrowings under credit facilities(1)	110,000	245,300	688,355
Borrowings under repurchase agreement(1)	—	10,800	289,200
Proceeds (repayments) from secured borrowing(1)	(13,929)	13,789	—
Repayments of credit facilities(1)	—	(68,055)	—
Deferred financing costs paid	(500)	(423)	(5,046)

Net cash provided by (used in) financing activities	53,379	288,674	2,113,686

Total increase (decrease) in cash	118,482	107,469	(62,087)
Cash and foreign currency at beginning of year	249,862	142,393	204,480

Cash and foreign currency at end of year	$368,344	$249,862	$142,393

Supplemental disclosure
Local and excise taxes paid	$335	$338	$59

(1)	See Note 8 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2017, 2016 and 2015, the Company paid $795, $195 and $0, respectively, in interest expense on its secured borrowing, $36,899, $25,792 and $7,090, respectively, in interest expense on the credit facilities and $10,892, $9,195 and $0, respectively, in interest expense pursuant to the repurchase agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.0%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$104,385	$104,547	$104,385
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	28,615	28,615	28,615
Actian Corp.	(g)(i)	Software & Services	L+806	1.0%	6/30/22	21,333	21,333	21,600
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,834	17,834	18,146
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	50,108	50,108	50,860
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	884	884	866
Aspect Software, Inc.	(u)	Software & Services	L+1050	1.0%	5/25/18	5,004	5,004	5,004
Aspect Software, Inc.	(l)(u)	Software & Services	L+1050	1.0%	5/25/18	128	128	128
Aspect Software, Inc.	(f)(u)	Software & Services	L+1050	1.0%	5/25/20	9,899	9,899	9,156
Aspect Software, Inc.	(l)(u)	Software & Services	L+1200	1.0%	5/25/18	1,822	1,822	—
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+802	1.0%	12/29/22	42,667	42,667	42,667
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	9,649	9,561	9,589
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	29,390	28,692	29,206
Avaya Inc.	(h)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	8,000	7,920	7,888
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	30,198	30,198	30,823
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/20	10,000	10,000	9,100
Borden Dairy Co.	(f)(g)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	48,125	48,125	48,111
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,365	10,909	11,384
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	14,350	14,062
ConnectiveRx, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+828	1.0%	11/25/21	157,004	157,004	157,067
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	1,478	1,478	1,465
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	11/1/21	1,130	1,131	1,121
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	20,806	20,806	20,624
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	10/31/23	11,165	11,165	11,068
Dade Paper & Bag, LLC	(g)(i)	Capital Goods	L+750	1.0%	6/10/24	44,589	44,589	46,150
Elo Touch Solutions, Inc.	(h)	Technology Hardware & Equipment	L+600	1.0%	10/25/23	4,267	4,225	4,277
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,550	44,550	44,995
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	12.0% PIK(12.0% Max PIK)		1/3/20	6,159	6,159	6,159
Fairway Group Acquisition Co.	(m)(n)(u)	Food & Staples Retailing	10.0% PIK(10.0% Max PIK)		1/3/20	4,015	3,916	903

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	$1,680	$1,680	$1,679
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	13,000	13,000	12,837
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	19,015	19,054	19,038
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,500
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	29,467	29,467	29,762
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	7,518	7,518	7,594
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,391
H.M. Dunn Co., Inc.		Capital Goods	L+946	1.0%	3/26/21	9,643	9,643	9,209
Hudson Technologies Co.	(g)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	7,989	7,989	8,099
Hudson Technologies Co.	(j)(l)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,902	1,902	1,928
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,160	6,160	6,155
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)	Materials	L+700	1.0%	11/30/24	77,000	77,000	77,015
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,746	10,746	10,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+854	1.0%	11/6/21	114,086	114,086	115,940
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,742	65,147	66,761
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,186
Kodiak BP, LLC	(f)(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	68,348	68,348	68,519
Kodiak BP, LLC	(l)	Capital Goods	L+725	1.0%	12/1/24	19,697	19,697	19,746
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	36,118	36,118	36,524
Logan’s Roadhouse, Inc.		Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	1,256	1,256	1,256
Logan’s Roadhouse, Inc.	(l)	Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	202	204	202
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	3,075	3,075	3,075
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	5/5/21	8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,044
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+810	1.0%	9/2/22	22,149	22,149	22,564
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	2,833	2,833	2,886
Panda Temple Power, LLC	(m)(n)	Energy	L+625	1.0%	3/6/22	24,808	21,322	18,048
Panda Temple Power, LLC		Energy	L+900	1.0%	4/28/18	943	943	944
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,297

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/19/22	$18,920	$18,920	$19,583
Polymer Additives, Inc.	(f)(h)	Materials	L+834	1.0%	12/19/22	21,623	21,623	22,056
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	19,952	19,952	20,252
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	68,958
Propulsion Acquisition, LLC	(f)(h)(i)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	60,966	59,633	60,356
Quest Software US Holdings Inc.	(h)	Software & Services	L+550	1.0%	10/31/22	5,867	5,838	5,971
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	99,094	99,094	99,931
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+858	1.0%	9/25/21	151,900	151,900	151,900
Safariland, LLC	(f)(h)	Capital Goods	L+768	1.1%	11/18/23	42,893	42,893	43,483
Safariland, LLC	(l)	Capital Goods	L+725	1.1%	11/18/23	11,566	11,566	11,725
Sequel Youth and Family Services, LLC	(f)(g)	Health Care Equipment & Services	L+778	1.0%	9/1/22	15,294	15,294	15,435
Sequel Youth and Family Services, LLC	(l)	Health Care Equipment & Services	L+700	1.0%	9/1/22	765	765	772
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	128,439	128,439	127,154
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,849	4,838	4,889
Specialty Building Products Holdings, LLC	(h)	Capital Goods	L+600	1.0%	10/26/23	9,538	9,213	9,574
SSC (Lux) Limited S.Ã r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,364
Strike, LLC		Energy	L+800	1.0%	5/30/19	3,734	3,687	3,752
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	3,015	2,939	3,060
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,685
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+700	1.0%	9/30/21	24,822	24,600	23,022
SunGard Availability Services Capital, Inc.	(k)	Software & Services	L+1000	1.0%	10/1/22	2,500	2,375	2,405
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,226	17,226	17,571
Trace3, LLC	(f)	Software & Services	L+775	1.0%	6/6/23	12,438	12,438	12,733
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	10,537	10,537	10,563
USI Senior Holdings, Inc.	(f)	Capital Goods	L+779	1.0%	1/5/22	5,144	5,144	5,173
USI Senior Holdings, Inc.	(l)	Capital Goods	L+725	1.0%	1/5/22	1,047	1,047	1,053
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	742	740	730
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,924	17,924	18,372
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,032	33,032	33,651
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	$57,358	$57,358	$58,218
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	10,892	10,892	11,056

Total Senior Secured Loans—First Lien							2,413,551	2,423,047
Unfunded Loan Commitments							(200,603)	(200,603)

Net Senior Secured Loans—First Lien							2,212,948	2,222,444

Senior Secured Loans—Second Lien—11.0%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,844	24,844	23,621
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	4,522	4,522	4,256
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	3,330	3,220	3,409
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,905	8,916
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	165	154	163
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	2,901	2,709	2,915
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,331	169
Fairway Group Acquisition Co.	(m)(n)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,531	3,436	795
Fieldwood Energy LLC	(m)(n)	Energy	L+713	1.3%	9/30/20	5,011	4,127	1,679
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,642	9,988
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,005	1,890
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	779	779	791
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	3,953	3,930	1,817
LTI Holdings, Inc.	(i)	Materials	L+875	1.0%	5/16/25	9,259	9,087	9,421
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,402	128,329	129,284
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,951	19,980
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,211	4,466
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	38,598	33,110	20,469
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,269	1,212

Total Senior Secured Loans—Second Lien							298,561	261,239

Senior Secured Bonds—2.5%
Avantor, Inc.	(e)	Materials	6.0%		10/1/24	1,361	1,361	1,363

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	$1,333	$1,333	$1,343
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	13,257
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,992
Global A&T Electronics Ltd.	(e)(j)(m)(n)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,179	11,635
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	330	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,551	11,820
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	3,175	3,175	3,175
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	4,500	4,500	4,558

Total Senior Secured Bonds							60,168	60,478

Subordinated Debt—28.8%
Ascent Resources Utica Holdings, LLC	(e)(r)	Energy	10.0%		4/1/22	30,000	30,000	32,420
Avantor, Inc.	(e)(g)(i)	Materials	9.0%		10/1/25	52,500	52,502	52,205
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,894	9,550
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,243	10,403
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,193	20,731
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	39,014	37,733	36,917

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	$92,439	$92,417	$96,707
Coveris Holdings S.A.	(e)(i)(j)	Materials	7.9%		11/1/19	64,255	63,530	64,135
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(n)	Energy	8.0%		4/15/19	2,150	2,028	1,097
Exterran Energy Solutions, L.P.	(e)(j)(r)	Capital Goods	8.1%		5/1/25	7,714	7,714	8,331
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,069
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	69,760	69,760	70,980
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,409	11,409	11,609
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,975	5,975	6,079
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	14,608	14,608	14,864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	9,047	9,047	9,205
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,370	13,371	13,604
Great Lakes Dredge & Dock Corp.	(e)(j)	Capital Goods	8.0%		5/15/22	8,352	8,366	8,773
Greystone Mezzanine Equity Member Corp.	(j)	Diversified Financials	L+650	4.5%	9/15/25	2,680	2,680	2,680
Greystone Mezzanine Equity Member Corp.	(j)(l)	Diversified Financials	L+650	4.5%	9/15/25	50,320	50,320	50,320
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	29,228	19,667
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,065	2,461
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	73,286	73,162	67,162
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	47,859	47,506	50,760
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	143	143	159
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,312	9,320
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	12,157	10,230
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	36,050	33,775	35,509

Total Subordinated Debt							740,986	737,541
Unfunded Debt Commitments							(50,320)	(50,320)

Net Subordinated Debt							690,666	687,221

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	$730	$695	$731
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.8%		1/25/27	8,310	6,002	6,831

Total Collateralized Securities							6,697	7,562

						Number of Shares	Cost	Fair Value(d)
Equity/Other—4.3%
5 Arches, LLC, Common Equity	(j)(o)	Diversified Financials				70,000	1,750	1,750
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,132	860
Altus Power America Holdings, LLC, Common Equity	(m)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	955
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(m)	Software & Services				48,325	1,377	1,324
Aspect Software Parent, Inc., Common Equity	(m)(u)	Software & Services				1,142,735	53,808	—
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment				83,488	134	96
Chisholm Oil and Gas, LLC, Series A Units	(m)(o)	Energy				70,947	71	70
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods				173,900	174	122
Escape Velocity Holdings, Inc., Common Equity	(m)	Software & Services				7,725	77	182
Fairway Group Holdings Corp., Common Equity	(m)(u)	Food & Staples Retailing				71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services				42,484,416	42,484	38,236
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing				206	614	613
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods				2,000,000	2,000	5,100
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials				220,619	221	331
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods				8,068	8,068	10,932
JSS Holdco, LLC, Net Profits Interest	(m)	Capital Goods				—	—	452
JW Aluminum Co., Common Equity	(m)	Materials				18	—	—
JW Aluminum Co., Preferred Equity	(m)	Materials				83	294	827

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
North Haven Cadence TopCo, LLC, Common Equity	(m)	Consumer Services				833,333	$833	$1,292
PDI Parent LLC, Common Equity	(m)	Capital Goods				923,077	923	969
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy				827,156	5,082	5,022
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services				1,202,991	1,250	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				60	600	913
SandRidge Energy, Inc., Common Equity	(e)(j)(m)(t)	Energy				253,009	5,647	5,331
Sequential Brands Group, Inc., Common Equity	(m)(t)	Consumer Durables & Apparel				125,391	1,693	223
SSC Holdco Limited, Common Equity	(j)(m)	Health Care Equipment & Services				113,636	2,273	2,716
Sunnova Energy Corp., Common Equity	(m)	Energy				577,086	2,166	—
Sunnova Energy Corp., Preferred Equity	(m)	Energy				105,341	561	425
TE Holdings, LLC, Common Equity	(m)(o)	Energy				129,829	1,104	211
TE Holdings, LLC, Preferred Equity	(m)	Energy				86,061	859	818
Titan Energy, LLC, Common Equity	(m)(t)	Energy				72,739	2,299	111
Warren Resources, Inc., Common Equity	(m)(u)	Energy				998,936	4,695	1,698
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy				1,738,244	1,478	1,304
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(m)	Software & Services				1,051,348	8,357	10,200
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(m)	Software & Services				956,233	8,357	8,922
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(m)	Software & Services				143,435	—	499

Total Equity/Other							164,105	102,582

TOTAL INVESTMENTS—139.9%							$3,433,145	3,341,526

LIABILITIES IN EXCESS OF OTHER ASSETS—(39.9%)								(952,802)

NET ASSETS—100.0%								$2,388,724

Total Return Swap						Notional Amount		Unrealized Depreciation

Citibank TRS Facility (Note 8)	(j)					$340,523		$(3,756)

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, 86.1% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.9% of the Company’s total assets represented qualifying assets as of December 31, 2017.

(k)	Position or portion thereof unsettled as of December 31, 2017.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2017.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2017, the fair value of securities rehypothecated by BNPP was $185,262.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.80 as of December 31, 2017.

(t)	Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the year ended December 31, 2017:

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in-Kind Interest	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	PIK Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$2,703	$(899)	$—	$—	$5,004	$1,151	$—	$51
Aspect Software, Inc.	10,270	—	(257)	—	(857)	9,156	453	—	90
Aspect Software, Inc.(2)	—	—	—	—	(1,822)	(1,822)	21	—	63
Fairway Group Acquisition Co.	5,687	528	—	—	(56)	6,159	132	528	—
Fairway Group Acquisition Co.	3,306	283	—	—	(2,686)	903	—	283	—
Warren Resources, Inc.	17,744	180	—	—	448	18,372	1,845	180	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	2,595	272	—	—	(2,072)	795	—	272	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	59,634	270	—	811	(60,715)	—	—	—	—
Fairway Group Holdings Corp., Common Equity	1,858	—	—	—	(1,858)	—	—	—	—
Warren Resources, Inc., Common Equity	4,295	—	—	—	(2,597)	1,698	—	—	—

Total	$108,589	$4,236	$(1,156)	$811	$(72,215)	$40,265	$3,602	$1,263	$204

(1)	Security includes a partially unfunded commitment with an amortized cost of $128 and a fair value of $128.

(2)	Security is an unfunded commitment with an amortized cost of $1,822 and a fair value of $0.

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

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
National Surgical Hospitals, Inc.	(g)	Health Care Equipment & Services	L+900	1.0%	6/1/23	$5,000	$5,000	$5,002
Neff Rental LLC	(f)	Capital Goods	L+625	1.0%	6/9/21	11,535	11,556	11,490
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	5,558	5,492	5,447
Peak 10, Inc.	(i)	Software & Services	L+725	1.0%	6/17/22	18,510	17,532	17,446
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,945	30,617
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	34,455	28,684	28,191
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,268	904

Total Senior Secured Loans—Second Lien							248,576	235,293

Senior Secured Bonds—3.7%
BlueLine Rental Finance Corp.	(e)	Capital Goods	7.0%		2/1/19	12,983	11,432	12,745
CEVA Group Plc	(e)(j)	Transportation	7.0%		3/1/21	3,000	2,567	2,449
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	30,000	30,000	30,250
FBM Finance, Inc.	(e)	Capital Goods	8.3%		8/15/21	7,140	7,140	7,568
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,049	9,554
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	9.6%		10/1/21	4,430	4,430	4,699
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	328	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,476	10,520
Tembec Industries Inc.	(e)(j)	Materials	9.0%		12/15/19	3,715	3,715	3,477
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	3,000	3,000	3,067

Total Senior Secured Bonds							86,137	84,664

Subordinated Debt—26.5%
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,856	9,844
BMC Software Finance, Inc.	(e)	Software & Services	7.3%		6/1/18	10,069	9,927	10,113
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,235	8,688
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,150	21,416
CEC Entertainment, Inc.	(e)	Consumer Services	8.0%		2/15/22	39,014	37,497	39,924
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,458	95,443
Coveris Holdings S.A.	(e)(j)	Materials	7.9%		11/1/19	32,855	32,186	32,863
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,008	9,573

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
EV Energy Partners, L.P.		Energy	8.0%		4/15/19	$2,150	$1,966	$1,524
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	60,087	60,087	59,711
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,827	9,827	9,766
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,146	5,146	5,114
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	12,583	12,582	12,504
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	7,792	7,792	7,744
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,517	11,517	11,517
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	28,838	27,656
NewStar Financial, Inc.	(f)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,616	65,250
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,035	2,544
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	70,595	70,674	69,301
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	50,859	50,458	51,113
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	130	130	132
SandRidge Energy, Inc.	(e)(j)(m)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(e)(j)	Consumer Services	8.1%		9/15/18	14,638	13,782	14,825
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,376	8,264
SunGard Availability Services Capital, Inc.	(e)	Software & Services	8.8%		4/1/22	16,400	11,550	11,295
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,498
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(e)	Insurance	8.5%		10/1/22	9,050	8,295	7,602

Total Subordinated Debt							610,349	614,442

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	$730	$691	$689
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	16.4%		1/25/27	8,310	6,626	6,638

Total Collateralized Securities							7,317	7,327

						Number of Shares	Cost	Fair Value(d)
Equity/Other—7.1%
5 Arches, LLC, Common Equity	(j)(m)(o)	Diversified Financials				33,163	875	875
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,131	906
Altus Power America Holdings, LLC, Common Equity	(m)	Energy				462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy				888,211	888	888
ASG Technologies Group, Inc., Warrants, 6/27/2022	(m)	Software & Services				48,325	1,377	1,228
Aspect Software, Inc., Common Equity	(m)(u)	Software & Services				1,092,200	52,727	59,634
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment				83,488	134	134
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods				173,900	174	174
Fairway Group Acquisition Co., Common Equity	(m)(u)	Food & Staples Retailing				71,465	2,296	1,858
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services				42,484,416	42,484	42,484
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing				206	614	630
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods				2,000,000	2,000	4,600
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials				220,619	221	386
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods				8,068	8,068	8,995
NewStar Financial, Inc., Warrants, 11/4/2024	(j)(m)	Diversified Financials				3,000,000	15,058	8,310
North Haven Cadence Buyer, Inc., Common Equity	(m)	Consumer Services				833,333	833	875
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy				827,156	5,082	5,082
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services				1,202,991	1,250	1,469
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				60	600	584

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SandRidge Energy, Inc., Common Equity	(e)(j)(m)	Energy				112,112	$2,803	$2,640
Sequential Brands Group, Inc., Common Equity	(j)(m)	Consumer Durables & Apparel				125,391	1,693	587
Sunnova Energy Corp., Common Equity	(m)	Energy				577,086	2,166	3,134
Sunnova Energy Corp., Preferred Equity	(m)	Energy				54,543	290	296
TE Holdings, LLC, Common Equity	(m)(o)	Energy				129,829	1,104	974
TE Holdings, LLC, Preferred Equity	(m)	Energy				86,061	859	1,291
Titan Energy, LLC, Common Equity	(m)	Energy				72,739	2,299	1,746
Warren Resources, Inc., Common Equity	(m)(u)	Energy				998,936	4,695	4,295
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy				1,738,244	1,478	1,695
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services				1,051,348	8,357	9,414

Total Equity/Other							162,029	165,655

TOTAL INVESTMENTS—139.6%							$3,249,141	3,243,310

LIABILITIES IN EXCESS OF OTHER ASSETS—(39.6%)								(919,370)

NET ASSETS—100.0%								$2,323,940

Total Return Swap						Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(j)					$388,681		$11,403

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.00% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 82.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(k)	Position or portion thereof unsettled as of December 31, 2016.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2016.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2016, the fair value of securities rehypothecated by BNPP was $176,481.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.74 as of December 31, 2016.

(t)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the year ended December 31, 2016:

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in- Kind Interest	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	—	$3,200	—	—	—	$3,200	$121	$199
Aspect Software, Inc.	—	$10,285	$(129)	—	$114	$10,270	$669	—
Fairway Group Acquisition Co.	—	$5,631	—	—	$56	$5,687	$256	—
Fairway Group Acquisition Co.	—	$3,633	—	—	$(327)	$3,306	$177	—
Warren Resources, Inc.(2)	—	$17,744	—	—	—	$17,744	$419	$76
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	—	$3,164	—	—	$(569)	$2,595	$169	—
Subordinated Debt
Aspect Software, Inc.	—	$7,836	$(11,557)	$3,721	—	—	$118	—
Equity/Other
Aspect Software, Inc., Common Equity	—	$52,727	—	—	$6,907	$59,634	—	$118
Fairway Group Acquisition Co., Common Equity	—	$2,296	—	—	$(438)	$1,858	—	—
Warren Resources, Inc., Common Equity	—	$4,695	—	—	$(400)	$4,295	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $110 and a fair value of $110.

(2)	Security includes a partially unfunded commitment with an amortized cost of $1,265 and a fair value of $1,265.

See notes to consolidated financial statements.

FS Investment Corporation III

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC III Advisor, LLC, or FSIC III Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization. In November 2017, the Company closed its continuous public offering to new investors.

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

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

As the Company previously announced on December 11, 2017, GSO / Blackstone Debt Funds Management LLC, or GDFM, intends to resign as the investment sub-adviser to the Company and terminate the investment sub-advisory agreement, dated January 2, 2014, or the investment sub-advisory agreement, between FSIC III Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

sub-adviser to the Company, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FSIC III Advisor, together with FB Advisor, LLC, FSIC II Advisor, LLC, and FSIC IV Advisor, LLC, or collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FSIC III Advisor, LLC, and KKR Credit. In furtherance thereof, the Company desires to enter into (i) an investment advisory agreement with FSIC III Advisor, and an investment advisory agreement with KKR Credit, pursuant to which FSIC III Advisor, and KKR Credit would act as investment co-advisers to the Company and/or (ii) an investment advisory agreement with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments and by KKR Credit, pursuant to which FS/KKR Advisor would act as investment adviser to the Company.

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FSIC III Advisor’s management team, and has authorized FSIC III Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing FSIC III Advisor’s implementation of the valuation process.

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

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, the Company is required to adopt the new guidance as of January 1, 2018 and expects to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

In connection with its evaluation of the impact of the new revenue recognition guidance on its revenue recognition polices for structuring and other non-recurring upfront fees, the Company has performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, the Company expects to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In its analysis, the Company considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, the Company considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on its analysis, the Company expects to provide additional revenue recognition disclosures required under the new standard but does not otherwise expect a material effect on its consolidated financial statements.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $372, $281 and $95 in estimated excise taxes payable in respect of income received during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company paid $332, $260 and $0, respectively, in excise taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, determined on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock. Historically, the Company has charged offering costs against capital in excess of par value on its consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, the Company changed its accounting treatment of offering costs to defer and amortize such costs to expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Following the closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs were expensed.

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2016 and 2015 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	18,141,998	$156,618	23,906,651	$203,804	137,078,118	$1,324,880
Reinvestment of Distributions	11,521,386	99,229	11,789,088	96,669	7,283,080	63,285

Total Gross Proceeds	29,663,384	255,847	35,695,739	300,473	144,361,198	1,388,165
Commissions and Dealer Manager Fees	—	—	—	(9,992)	—	(118,630)

Net Proceeds to Company	29,663,384	255,847	35,695,739	290,481	144,361,198	1,269,535
Repurchases of Common Stock	(11,451,357)	(98,802)	(4,612,315)	(38,060)	(669,010)	(5,878)

Net Proceeds from Share Transactions	18,212,027	$157,045	31,083,424	$252,421	143,692,188	$1,263,657

Public Offering of Shares

In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company issued 304,160,365 shares of common stock for gross proceeds of $2,883,472 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of the Company’s continuous public offering, the Company continues to issue shares pursuant to its distribution reinvestment plan. As of March 9, 2018, the Company had raised total gross proceeds of $2,927,049, including $200 of seed capital contributed by the principals of FSIC III Advisor in October 2013 and $11,787 in proceeds raised in a private placement completed in April 2014 from the principals of FSIC III Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM (see Note 4).

During the period from January 1, 2018 to March 9, 2018, the Company issued 1,941,659 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $16,214.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0, $9,992 and $118,630 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the institutional offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of its common stock at a repurchase price equal to the price at which shares of its common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

with the applicable share repurchase date. See Note 5 for additional information regarding the Company’s distribution reinvestment plan. See Note 4 for additional information regarding the institutional offering price.

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the years ended December 31, 2017, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
2015
December 31, 2014	January 7, 2015	16,692	100%	0.02%	$8.865	$148
March 31, 2015	April 1, 2015	60,626	100%	0.05%	$8.955	543
June 30, 2015	July 8, 2015	316,818	100%	0.19%	$8.955	2,837
September 30, 2015	October 7, 2015	274,874	100%	0.13%	$8.550	2,350

Total		669,010				$5,878

2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.145	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.875	8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.190	7,937
September 30, 2016	October 5, 2016	2,030,975	100%	0.76%	$8.505	17,273

Total		4,612,315				$38,060

2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.550	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.640	21,346
June 30, 2017	July 5, 2017	3,932,392	100%	1.38%	$8.640	33,976
September 30, 2017	October 4, 2017	3,512,358	69%	1.22%	$8.640	30,347

Total		11,451,357				$98,802

(1)	On October 13, 2017, and in connection with the closing of its continuous public offering, the Company amended the terms of its share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, the Company offered to repurchase common shares at a repurchase price equal to the institutional offering price in effect on the date of repurchase.

On January 10, 2018, the Company repurchased 2,986,249 shares of common stock (representing 40% of the shares of common stock tendered for repurchase and 1.03% of the shares outstanding as of such date) at $8.35 per share for aggregate consideration totaling $24,935.

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

The investment sub-advisory agreement provides that GDFM is entitled to 50% of all management and incentive fees payable to FSIC III Advisor under the investment advisory and administrative services agreement with respect to each year, subject to the waiver of any fees by GDFM.

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, the Company’s sponsor and an affiliate of FSIC III Advisor, providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC III Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized to expense over twelve months. Following the closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs were expensed.

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in organization and offering costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. During the year ended December 31, 2017, FS Investments did not fund any of the Company’s organization and offering costs. As of December 31, 2017, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering was FS Investment Solutions, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel constituted the majority of shares sold in the Company’s continuous public offering. Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to its continuous public offering and, as a result, no selling commissions or dealer manager fees were paid to the dealer manager from that date forward. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the years ended December 31, 2017, 2016 and 2015:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016	2015
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$67,862	$67,573	$39,493
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$40,765	$39,754	$20,222
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,567	$2,922	$2,045
FSIC III Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,303	$1,521	$3,504
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$1,961	$22,411

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amount shown for the year ended December 31, 2017, is net of a waiver of $8,754. During the years ended December 31, 2017, 2016 and 2015, $68,670, $63,761 and $28,648, respectively, in net base management fees were paid to FSIC III Advisor. As of December 31, 2017, $17,015 in base management fees were payable to FSIC III Advisor.

(2)	During the years ended December 31, 2017, 2016 and 2015, $38,601, $39,256 and $8,397, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of December 31, 2017, a subordinated incentive fee on income of $14,487 was payable to FSIC III Advisor.

(3)	During the years ended December 31, 2017, 2016 and 2015, $2,414, $2,766 and $1,875, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $2,922, $3,045, and $1,493 in administrative services expenses to FSIC III Advisor during the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	During the years ended December 31, 2017, 2016 and 2015, the Company incurred offering costs of $2,477, $2,250 and $6,200, respectively, of which $1,303 $1,521 and $3,504, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to the Company’s continuous public offering. The fees reflected for the year ended December 31, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC III Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 558,334 shares of common stock, in each case at a price of $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 shares of common stock for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 9, 2018, the Company had issued an aggregate of 2,249,770 shares of common stock for aggregate proceeds of $19,953 to members of the Company’s board of directors and other individuals and entities affiliated with FSIC III Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in October 2013 and shares sold in the private placement completed in April 2014.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g. where price is the only negotiated term).

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

As of December 31, 2016, there were no reimbursements payable to the Company from FS Investments. During the year ended December 31, 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the year ended December 31, 2017, the Company did not receive any cash reimbursements from FS Investments. As of December 31, 2017, the Company had no reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

December 31, 2017, the Company paid $0 in expense recoupments to FS Investments. As of December 31, 2017, the Company did not have expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. Upon entry into the investment co-advisory agreements or the joint advisor investment advisory agreement, FS Investments intends to terminate the expense reimbursement agreement and enter into a new expense support and conditional reimbursement agreement with the Company and KKR on substantially similar terms.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the years ended December 31, 2017 and 2016, FS Trust purchased $216 and $203, respectively, of the Company’s shares at a purchase price per share of $8.64, and $8.10, respectively, which price is equal to the institutional offering price in effect on the date of purchase. During the year ended December 31, 2015, FS Trust purchased $231 of the Company’s shares of common stock at a purchase price of $8.96 per share, which price is equal to 90% of the offering price in effect on the purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.70000	$118,228
2016	$0.70000	$183,009
2017	$0.70000	$196,760

Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. On November 3, 2017 and March 6, 2018, the Company’s board of directors declared regular monthly cash distributions for January 2018 through March 2018 and April 2018 through June 2018, respectively. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors in the amount of $0.058331 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

On October 13, 2017, the Company further amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 29, 2017. Under the original distribution reinvestment plan, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to the institutional offering price in effect on the date of issuance. Under the amended distribution reinvestment plan, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC III Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC III Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

distributions paid during the years ended December 31, 2017, 2016 and 2015 was funded through the reimbursement of operating expenses by FS Investments.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	196,760	100%	183,009	100%	118,228	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$196,760	100%	$183,009	100%	$118,228	100%

(1)	During the years ended December 31, 2017, 2016 and 2015, 91.6%, 92.1% and 94.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6%, 2.6% and 4.4%, respectively, was attributable to non-cash accretion of discount and 6.8%, 5.3% and 1.5%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2017, 2016 and 2015 was $202,004, $182,509 and $127,179, respectively. As of December 31, 2017 and 2016, the Company had $17,339 and $12,095, respectively, of undistributed net investment income and $54,056 and $61,526, respectively, of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2016 was adjusted following the filing of the Company’s 2016 tax return in October 2017. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2016 exceeding GAAP-basis income on account of interests in partnerships. The tax notices for such interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2016.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

inclusion of a portion of the periodic net settlement payments due on the Company’s TRS in tax-basis net investment income and the accretion of discount on the TRS and non-deductible offering costs.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP-basis net investment income	$194,085	$169,695	$110,367
Reclassification of unamortized original issue discount and prepayment fees	(16,210)	(14,100)	(766)
Tax-basis net investment income portion of total return swap payments	17,104	19,858	14,508
Accretion of discount on total return swap	1,155	2,600	1,645
Non-deductible offering costs	3,454	1,273	—
Other miscellaneous differences	2,416	3,183	1,425

Tax-basis net investment income	$202,004	$182,509	$127,179

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2017, the Company increased accumulated undistributed (distributions in excess of) net investment income by $11,063 and reduced capital in excess of par value and accumulated net realized gains (losses) on investments and total return swap by $4,071 and $6,992, respectively. During the year ended December 31, 2016, the Company increased accumulated undistributed (distributions in excess of) net investment income by $10,803 and reduced capital in excess of par value and accumulated net realized gains (losses) on investments and total return swap by $4,776 and $6,027, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2017	2016
Distributable ordinary income	$17,339	$12,095
Other temporary differences	(189)	(206)
Accumulated capital losses(1)	(54,056)	(61,526)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap(2)	(103,759)	(2,838)

Total	$(140,665)	$(52,475)

(1)	Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $54,056, respectively.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(2)	As of December 31, 2017 and 2016, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS was $65,093 and $65,610, respectively, and the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS was $168,852 and $68,448, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,441,720 and $3,257,312 as of December 31, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(103,759) and $(2,838) as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had deferred tax liabilities of $0 and $969, respectively, resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiary and deferred tax assets of $1,384 and $1,383, respectively, resulting from net operating losses of the Company’s wholly-owned taxable subsidiary. As of December 31, 2017 and 2016, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize its generated net operating losses, therefore the deferred tax assets were offset by valuation allowances of $1,384 and $414, respectively. For the years ended December 31, 2017 and 2016, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,212,948	$2,222,444	66%	$2,134,733	$2,135,929	66%
Senior Secured Loans—Second Lien	298,561	261,239	8%	248,576	235,293	7%
Senior Secured Bonds	60,168	60,478	2%	86,137	84,664	3%
Subordinated Debt	690,666	687,221	21%	610,349	614,442	19%
Collateralized Securities	6,697	7,562	0%	7,317	7,327	0%
Equity/Other	164,105	102,582	3%	162,029	165,655	5%

Total	$3,433,145	$3,341,526	100%	$3,249,141	$3,243,310	100%

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2017 and 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $340,523 and $334,647, respectively, as of December 31, 2017 and $388,681 and $394,986, respectively, as of December 31, 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,489,749	$2,493,086	68%	$2,488,519	$2,495,162	69%
Senior Secured Loans—Second Lien	362,283	325,244	9%	283,471	271,046	7%
Senior Secured Bonds	60,168	60,478	1%	86,137	84,664	2%
Subordinated Debt	690,666	687,221	19%	610,349	614,442	17%
Collateralized Securities	6,697	7,562	0%	7,317	7,327	0%
Equity/Other	164,105	102,582	3%	162,029	165,655	5%

Total	$3,773,668	$3,676,173	100%	$3,637,822	$3,638,296	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2017, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2017, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2017.

As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2016, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2016.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2017, the Company had twenty-three unfunded debt investments with aggregate unfunded commitments of $250,923, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $176,049 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2017 and 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$7,920	0%	$35,373	1%
Capital Goods	537,439	16%	331,376	10%
Commercial & Professional Services	478,578	14%	444,650	14%
Consumer Durables & Apparel	148,917	4%	147,125	5%
Consumer Services	251,626	8%	302,459	9%
Diversified Financials	229,010	7%	248,148	8%
Energy	279,844	8%	272,759	9%
Food & Staples Retailing	7,857	0%	13,446	1%
Food, Beverage & Tobacco	48,111	1%	—	—
Health Care Equipment & Services	321,520	10%	422,234	13%
Insurance	36,480	1%	7,602	0%
Materials	258,634	8%	116,952	4%
Media	207,327	6%	136,666	4%
Real Estate	—	—	171	0%
Retailing	96,411	3%	77,310	2%
Semiconductors & Semiconductor Equipment	11,635	0%	9,554	0%
Software & Services	322,869	10%	397,389	12%
Technology Hardware & Equipment	51,056	2%	40,777	1%
Telecommunication Services	26,029	1%	40,141	1%
Transportation	20,263	1%	199,178	6%

Total	$3,341,526	100%	$3,243,310	100%

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

As of December 31, 2017 and 2016, the Company’s investments, total return swap and secured borrowing were categorized as follows in the fair value hierarchy:

	December 31, 2017		December 31, 2016
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap	Secured Borrowing
Level 1—Price quotations in active markets	$5,665	$—	$4,973	$—	$—
Level 2—Significant other observable inputs	—	—	—	—	—
Level 3—Significant unobservable inputs	3,335,861	(3,756)	3,238,337	11,403	(14,040)

Total	$3,341,526	$(3,756)	$3,243,310	$11,403	$(14,040)

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

The secured borrowing as of December 31, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing was consistent with its approach to determining fair value of the Level 3 investments that were associated with the secured borrowing. See Note 2 and Note 8 for additional information regarding the Company’s secured borrowing.

The Company’s investments consist primarily of debt investments that are acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

amortization, or EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost, if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market, are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337
Accretion of discount (amortization of premium)	2,543	5,762	183	15,530	(620)	—	23,398
Net realized gain (loss)	(1,079)	(4,428)	4,227	1,377	—	(14,246)	(14,149)
Net change in unrealized appreciation (depreciation)	8,300	(24,039)	1,783	(7,538)	855	(62,997)	(83,636)
Purchases	915,775	173,639	91,758	187,649	—	13,478	1,382,299
Paid-in-kind interest	1,701	4,934	81	18,396	—	—	25,112
Sales and repayments	(840,725)	(129,922)	(122,218)	(142,635)	—	—	(1,235,500)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,222,444	$261,239	$60,478	$687,221	$7,562	$96,917	$3,335,861

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,583	$(28,113)	$3,444	$(4,673)	$855	$(3,020)	$(22,924)

	For the Year Ended December 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,878,552	$264,261	$75,597	$451,694	$7,607	$66,919	$2,744,630
Accretion of discount (amortization of premium)	4,912	2,384	1,136	3,863	(864)	—	11,431
Net realized gain (loss)	20,106	(6,088)	(56,727)	(4,943)	—	503	(47,149)
Net change in unrealized appreciation (depreciation)	30,900	19,930	35,994	91,887	584	5,755	185,050
Purchases	874,221	92,906	125,265	255,347	—	93,969	1,441,708
Paid-in-kind interest	1,547	1,913	167	13,935	—	—	17,562
Sales and repayments	(674,309)	(140,013)	(96,768)	(197,341)	—	(5,607)	(1,114,038)
Net transfers in or out of Level 3(1)	—	—	—	—		(857)	(857)

Fair value at end of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,186	$2,476	$2,122	$62,492	$584	$5,070	$83,930

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

The following is a reconciliation for the years ended December 31, 2017 and 2016 of the secured borrowing and the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:

	Secured Borrowing		Total Return Swap
	For the Year Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016
Fair value at beginning of period	$(14,040)	$—	$11,403	$(25,927)
Amortization of premium (accretion of discount)	(28)	(12)	—	—
Net realized gain (loss)	(100)	—	24,011	15,785
Net change in unrealized appreciation (depreciation)	239	(239)	(15,159)	37,330
Proceeds	—	(13,789)	—	—
Sales and repayments	13,929	—	(24,011)	(15,785)
Net transfers in or out of Level 3	—	—	—	—

Fair value at end of period	$—	$(14,040)	$(3,756)	$11,403

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the secured borrowing and the total return swap still held at the reporting date	$—	$(239)	$(15,159)	$37,330

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2017 and 2016 were as follows:

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,893,151	Market Comparables	Market Yield (%)	4.8% - 14.0%	9.6%
			EBITDA Multiples (x)	5.0x - 7.5x	7.2x
	128,916	Other(2)	Other	N/A	N/A
	200,377	Market Quotes	Indicative Dealer Quotes	20.0% - 102.1%	95.8%
Senior Secured Loans—Second Lien	200,702	Market Comparables	Market Yield (%)	8.3% - 20.7%	15.4%
			EBITDA Multiples (x)	5.0x - 6.5x	6.2x
	60,537	Market Quotes	Indicative Dealer Quotes	9.4% - 103.3%	81.7%
Senior Secured Bonds	9,411	Market Comparables	Market Yield (%)	7.7% - 12.3%	10.0%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	11,635	Other(2)	Other	N/A	N/A
	39,432	Market Quotes	Indicative Dealer Quotes	95.5% - 109.0%	101.6%
Subordinated Debt	137,741	Market Comparables	Market Yield (%)	11.6% - 14.8%	14.4%
			EBITDA Multiples (x)	10.5x - 11.0x	10.8x
	549,480	Market Quotes	Indicative Dealer Quotes	50.0% - 108.5%	98.4%
Collateralized Securities	7,562	Market Quotes	Indicative Dealer Quotes	82.2% - 100.2%	83.9%
Equity/Other	72,394	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/ kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	11.4x
			Production Multiples (Mboe/d)	$42,250.0 - $51,250.0	$44,839.6
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.3	$10.6
			PV-10 Multiples (x)	0.8x - 2.4x	1.1x
		Option Valuation Model	Volatility (%)	30.0%	30.0%
	23,494	Other(2)	Other	N/A	N/A
	1,029	Market Quotes	Indicative Dealer Quotes	1.6% - 9.5%	7.9%

Total	$3,335,861

Total Return Swap	$(3,756)	Market Quotes	Indicative Dealer Quotes	58.3% - 101.5%	96.7%

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,803,209	Market Comparables	Market Yield (%)	5.5% - 17.3%	9.7%
	68,811	Other(2)	Other	N/A	N/A
	222,318	Market Quotes	Indicative Dealer Quotes	18.2% - 102.7%	97.7%
	41,591	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	68,944	Market Comparables	Market Yield (%)	10.3% - 22.9%	16.3%
	166,349	Market Quotes	Indicative Dealer Quotes	12.0% - 101.0%	92.4%
Senior Secured Bonds	3,403	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	81,261	Market Quotes	Indicative Dealer Quotes	76.0% - 106.6%	95.9%
Subordinated Debt	178,938	Market Comparables	Market Yield (%)	10.5% - 15.3%	13.5%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	435,504	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	98.5%
Collateralized Securities	7,327	Market Quotes	Indicative Dealer Quotes	79.9% - 94.3%	81.2%
Equity/Other	103,652	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.6x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$30,941.4
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.7
			PV-10 Multiples (x)	0.8x - 2.1x	1.4x
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Option Valuation Model	Volatility (%)	37.5% - 40.0%	38.8%
	4,123	Market Quotes	Indicative Dealer Quotes	7.5% - 26.0%	18.2%
	52,773	Other(2)	Other	N/A	N/A
	134	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,238,337

Total Return Swap	$11,403	Market Quotes	Indicative Dealer Quotes	51.6% - 110.8%	97.6%
Secured Borrowing	$(14,040)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services, with the exception of investments in the Total Return Swap, which was valued by using the bid price from dealers on the date of the relevant period end. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2017 and 2016:

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	September 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Citibank Total Return Swap	Total Return Swap	L+1.55%	$340,523	$159,477	N/A(3)

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.10%	$187,700	$62,300	September 27, 2017(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	240,000	10,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,277,700	$72,300

Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% Floor)	$13,929	$—	July 29, 2022
Citibank Total Return Swap	Total Return Swap	L+1.55%	$388,681	$111,319	N/A(4)

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017 and 2016, neither party to the facility had provided notice of its intent to terminate the facility.

(3)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before March 31, 2018, or by Citibank on or after March 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

(4)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before June 27, 2017, or by Citibank on or after June 27, 2017, in each case, in whole or in part, upon prior written notice to the other party.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017, 2016 and 2015, the components of total interest expense for the Company’s financing arrangements were as follows:

Arrangement(1)	BNP Facility	Deutsche Bank Credit Facility	JPM Credit Facility	Goldman Facility	Capital One Credit Facility	Partial Loan Sale(2)	Total
2017
Interest expense(3)	$5,196	$12,336	$15,745	$11,227	$5,701	$665	$50,870
Amortization of deferred financing costs	62	929	144	398	276	28	1,837

Total interest expense	$5,258	$13,265	$15,889	$11,625	$5,977	$693	$52,707

2016
Interest expense(3)	$3,038	$7,738	$12,806	$9,621	$4,487	$325	$38,015
Amortization of deferred financing costs	13	750	118	399	277	12	1,569

Total interest expense	$3,051	$8,488	$12,924	$10,020	$4,764	$337	$39,584

2015
Interest expense(3)	$2,017	$4,594	$3,721	$1,714	$548	—	$12,594
Amortization of deferred financing costs	260	586	19	182	105	—	1,152

Total interest expense	$2,277	$5,180	$3,740	$1,896	$653	—	$13,746

(1)	Borrowings of each of the Company’s wholly-owned financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

(3)	Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:

Arrangement	BNP Facility	Deutsche Bank Credit Facility	JPM Credit Facility	Goldman Facility(2)	Capital One Credit Facility(2)	Partial Loan Sale(3)	Total/ Average
2017
Cash paid for interest expense	$5,055	$11,063	$15,281	$10,892	$5,500	$795	$48,586
Average borrowings	$187,700	$321,258	$400,000	$300,000	$150,000	$13,547	$1,372,505
Effective interest rate(1)	3.15%	3.80%	4.05%	3.86%	3.87%	—	3.77%
Weighted average interest rate(1)	2.73%	3.79%	3.88%	3.69%	3.75%	5.69%	3.66%
2016
Cash paid for interest expense	$2,921	$7,606	$11,447	$9,195	$3,818	$195	$35,182
Average borrowings	$142,510	$239,568	$375,683	$296,902	$136,413	$13,929	$1,205,005
Effective interest rate(1)	2.28%	3.33%	3.57%	3.38%	3.32%	5.50%	3.30%
Weighted average interest rate(1)	2.10%	3.18%	3.35%	3.19%	3.24%	5.50%	3.12%
2015
Cash paid for interest expense	$1,861	$3,282	$1,947	—	—	—	$7,090
Average borrowings	$112,589	$153,833	$194,103	$200,553	$53,034	—	$714,112
Effective interest rate(1)	1.87%	2.79%	2.82%	2.87%	3.13%	—	2.72%
Weighted average interest rate(1)	1.77%	2.95%	2.90%	3.27%	4.00%	—	2.71%

(1)	Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any. If applicable, the weighted average interest rate presented for periods of less than one year is annualized.

(2)	Interest is paid quarterly in arrears and commenced on January 15, 2016.

(3)	Interest is paid quarterly in arrears and commenced on the date of issuance, August 1, 2016. Average secured borrowing calculated for the period from the date of issuance to December 31, 2016 was $13,929.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding LLC, or Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNPP. Under the terms of the BNP facility, as amended, the maximum committed financing available to Burholme Funding is $250,000, the interest rate payable on borrowings under the committed facility agreement is three-month LIBOR plus 125 basis points and the commitment fee payable under the committed facility

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

agreement is (a) 65 basis points on unused amounts so long as 75% or more of the facility amount is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount is utilized.

Burholme Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of securities. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the BNP facility agreements. The obligations of Burholme Funding under the BNP facility are non-recourse to the Company and the Company’s exposure under the BNP facility is limited to the value of its investment in Burholme Funding.

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

In connection with the BNP facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility agreements contain events of default and termination events customary for similar financing transactions, and additionally an event of default or termination event upon the termination of the investment advisory and administrative services agreement or if FSIC III Advisor otherwise ceases to act as the Company’s investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

The Company incurred costs in connection with obtaining the BNP facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the BNP facility. As of December 31, 2017, all of such deferred financing costs had been amortized to interest expense.

Deutsche Bank Credit Facility

On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding LLC, or Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian. Under the terms of the Deutsche Bank credit facility, as amended, the aggregate principal amount of available borrowings is $350,000 on a committed basis and the interest rate payable on borrowings under the credit facility is three-month LIBOR plus 2.25% per annum. In addition, under the terms of the Deutsche Bank credit facility, as amended, Dunlap Funding is subject to (i) a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available has not been borrowed, (ii) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Deutsche Bank credit facility had been borrowed, less the non-usage fee accrued during such quarter and (iii) an administration fee. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.

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

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of December 31, 2017, $1,150 of such deferred financing costs had yet to be amortized to interest expense.

JPM Credit Facility

On May 8, 2015, the Company’s wholly-owned, special-purpose financing subsidiary, Jefferson Square Funding LLC, or Jefferson Square Funding, entered into a senior secured term loan credit facility, or the JPM credit facility, with JPMorgan Chase Bank, National Association, or JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank N.A., or Citibank, as collateral agent, and Virtus Group, LP, or Virtus, as collateral administrator. Under the terms of the JPM credit facility, as amended, the aggregate principal amount of available borrowings is $400,000, the interest rate payable on borrowings under the credit facility is three-month LIBOR plus 2.6875% per annum and any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 8, 2019.

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

In connection with the JPM credit facility, Jefferson Square Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM credit facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM credit facility immediately due and payable.

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

The Company incurred costs in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of December 31, 2017, $195 of such deferred financing costs had yet to be amortized to interest expense.

Goldman Facility

On June 18, 2015, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Germantown Funding LLC, or Germantown Funding and Society Hill Funding LLC, or Society Hill Funding, entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $300,000 is available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternative arrangements.

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

In connection with the notes and the indenture, Germantown Funding also entered into (i) an amended and restated investment management agreement with the Company, as investment manager, dated as of June 18, 2015, or the management agreement, pursuant to which the Company will manage the assets of Germantown Funding; and (ii) a collateral administration agreement with Virtus, as collateral administrator, dated as of June 18, 2015, pursuant to which Virtus will perform certain administrative services with respect to the assets of Germantown Funding.

As of December 31, 2017 and 2016, notes in an aggregate principal amount of $500,000 and $500,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $300,000, respectively. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of December 31, 2017 and 2016, Society Hill Funding’s liability under the Goldman facility was $300,000 and $300,000, respectively, plus $2,476 and $2,141, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of December 31, 2017 and 2016, the fair value of assets held by Germantown Funding was $621,109 and $610,741, respectively.

The Company incurred costs in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2017, $611 of such deferred financing costs had yet to be amortized to interest expense.

Capital One Credit Facility

On August 13, 2015, the Company’s wholly-owned, special purpose financing subsidiary, Chestnut Hill Funding LLC, or Chestnut Hill Funding, entered into a revolving credit facility, or the Capital One credit facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. Under the terms of the Capital One credit facility, the aggregate principal amount of available borrowings is $150,000 on a committed basis and the borrowings under the credit facility accrue interest at a rate equal to LIBOR for each one-month, two-month or three-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. In addition, under the terms of the Capital One credit facility, Chestnut Hill Funding is subject to (i) a non-usage fee to the extent it has not borrowed the aggregate principal amount available under the credit facility and (ii) a make-whole fee to the extent it has borrowed less than 60% of the aggregate principal amount available under the credit facility. Any amounts borrowed under the Capital One credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 13, 2020.

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

In connection with the Capital One credit facility, Chestnut Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Capital One credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal, interest or other payments after any applicable grace period; (b) a cross-default to other indebtedness of Chestnut Hill Funding or the Company; (c) the occurrence of a bankruptcy event with respect to the Company. Chestnut Hill Funding, FSIC III Advisor or GDFM; (d) the Company’s failure to maintain an asset coverage ratio of greater than or equal to 2:1; (e) the Company’s failure to have a net asset value of at least $200,000; (f) a borrowing base deficiency that is not cured in accordance with the terms of the Capital One credit facility; (g) a change of control; (h) the resignation or removal of FSIC III Advisor or the Company as collateral manager; and (i) the failure of Chestnut Hill Funding to maintain a trailing six-months interest coverage ratio of at least 1.5:1. Upon the occurrence and during the continuation of an event of default, Capital One and/or the requisite lenders may declare the outstanding advances and all other obligations under the Capital One credit facility immediately due and payable. During the continuation of an event of default, Chestnut Hill Funding must pay interest at a default rate.

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

The Company incurred costs in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of December 31, 2017, $724 of such deferred financing costs had yet to be amortized to interest expense.

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

During the year ended December 31, 2017, the secured borrowing was fully repaid.

Citibank Total Return Swap

Counterparty	Description	Termination Date	Value
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after March 31, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 90 days before March 31, 2018.	$(3,756)

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000 and extend the date that Citibank may terminate the TRS to any time on or after March 31, 2018.

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

The obligations of Center City Funding under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City Funding, which generally will equal the value of cash collateral provided by Center City Funding under the TRS. Pursuant to the terms of the TRS, Center City Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $500,000. Center City Funding is required to initially cash collateralize a specified percentage of the notional amount of each loan that becomes subject to the TRS in accordance with margin requirements described in the agreements between Center City Funding and Citibank that collectively establish the TRS, or collectively, the TRS agreement. Under the terms of the TRS, Center City Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS.

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

Each individual loan in the portfolio of loans subject to the TRS, and the portfolio of loans taken as a whole, must meet criteria described in the TRS agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. Center City Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Center City Funding pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS.

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2017 and 2016, there were no other contracts to offset the TRS. The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Center City Funding for the purpose of funding any additional collateral or payment obligations for which Center City Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Center City Funding and Center City Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City Funding under the TRS. In the event of an early termination of the TRS prior to the ramp-down period, Center City Funding would be required to pay an early termination fee. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including March 31, 2018. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum, as applicable.

Center City Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time prior to the date 90 days before March 31, 2018. If the TRS had been terminated as of December 31, 2017, Center City Funding would not have been required to pay an early termination fee. Other than during the first 90 days and last 90 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

As of December 31, 2017 and 2016, the fair value of the TRS was $(3,756) and $11,403, respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of December 31, 2017 and 2016, the receivable due on the TRS was $1,107 and $1,817,

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of December 31, 2017 and 2016, the Company posted $98,005 and $118,000, respectively, in cash collateral held by Citibank (of which only $80,867 and $94,651, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of December 31, 2017 and 2016.

For the years ended December 31, 2017, 2016 and 2015, transactions in the TRS resulted in net realized gain (loss) on total return swap of $24,011, $15,785 and $14,561, respectively, and unrealized appreciation (depreciation) on total return swap of $(15,159), $37,330 and $(20,559), respectively, which are reflected in the Company’s consolidated statements of operations.

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	$7,190	$6,930	$(260)
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	3,318	3,481	163
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,992	232
AqGen Ascensus, Inc.	Diversified Financials	L+400	1.0%	12/5/22	13,828	14,753	925
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	4,740	4,752	12
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	7,563	7,699	136
Avaya Inc.(4)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	14,850	14,744	(106)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+450	1.0%	11/3/21	7,314	7,542	228
Casablanca US Holdings Inc.(4)	Consumer Services	L+900	1.0%	3/31/25	4,925	5,075	150
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	8,854	(11)
Confie Seguros Holding II Co.(3)	Insurance	L+525	1.0%	4/19/22	6,861	6,909	48
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,203	9,702	(1,501)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	26,959	27,831	872
Elo Touch Solutions, Inc.(4)	Technology Hardware & Equipment	L+600	1.0%	10/25/23	8,448	8,512	64
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,839	8,683	(156)
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,201	4,765	(2,436)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,437	8,712	(725)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	14,775	15,000	225
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,457	7,113	(344)
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,513	2,345	(168)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	5,359	5,439	80
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,775	8,686	(89)
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	9,851	9,987	136
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,360	9,872	512

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Navistar, Inc.(3)	Capital Goods	L+350		11/6/24	$9,701	$9,777	$76
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,257	7,026	(231)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,283	2,398	115
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	6,873	6,969	96
Quest Software US Holdings Inc.(4)	Software & Services	L+550	1.0%	10/31/22	17,877	18,233	356
Specialty Building Products Holdings, LLC(4)	Capital Goods	L+600	1.0%	10/26/23	7,364	7,631	267
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,939	11,464	(4,475)
SRS Distribution Inc.	Capital Goods	L+325	1.0%	8/25/22	10,098	10,099	1
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	2,925	3,045	120
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+700	1.0%	9/30/21	4,770	4,986	216
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	6,612	6,489	(123)
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	7,009	79
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	4,020	4,020	—
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	7,183	7,173	(10)
Westbridge Technologies, Inc.	Software & Services	L+850	1.0%	4/28/23	6,774	6,826	52
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,568	(310)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	6,648	6,556	(92)

Total					$340,523	$334,647	(5,876)

Total TRS Accrued Income and Liabilities:							2,120

			Total TRS Fair Value:				$(3,756)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, three-month LIBOR was 1.69%.

(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

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

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2017, 2016, 2015, and 2014:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2014	$327,237	3.58	—	N/A
2015	$1,393,161	2.36	—	N/A
2016	$1,585,659	2.47	—	N/A
2017	$1,647,355	2.45	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016 and 2015 and for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014:

				Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	Year Ended December 31,
	2017	2016	2015
Per Share Data:(1)
Net asset value, beginning of period	$8.53	$7.85	$8.63	$9.00
Results of operations(2)
Net investment income	0.69	0.65	0.65	0.45
Net realized and unrealized appreciation (depreciation) on investments, total return swap and secured borrowing and gain (loss) on foreign currency	(0.32)	0.72	(1.16)	(0.62)

Net increase (decrease) in net assets resulting from operations	0.37	1.37	(0.51)	(0.17)

Stockholder distributions(3)
Distributions from net investment income	(0.70)	(0.70)	(0.70)	(0.52)
Distributions from net realized gain on investments	—	—	—	(0.00)

Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.52)

Capital share transactions
Issuance of common stock(4)	0.02	0.01	0.47	0.47
Repurchases of common stock(5)	—	—	—	—
Offering costs(2)	—	—	(0.04)	(0.11)
Payments to investment adviser for organization and offering costs(2)	—	—	—	(0.09)
Capital contributions of investment adviser(2)	—	—	—	0.05

Net increase in net assets resulting from capital share transactions	0.02	0.01	0.43	0.32

Net asset value, end of period	$8.22	$8.53	$7.85	$8.63

Shares outstanding, end of period	290,566,041	272,354,014	241,270,590	97,578,402

Total return(6)	4.50%	18.31%	(1.48)%	1.72%

Total return (without assuming reinvestment of distributions)(6)	4.57%	17.58%	(0.93)%	1.67%

Ratio/Supplemental Data:
Net assets, end of period	$2,388,724	$2,323,940	$1,895,042	$842,577
Ratio of net investment income to average net assets(7)	8.08%	8.00%	7.65%	5.10%
Ratio of operating expenses to average net assets(7)	7.64%	7.51%	5.65%	2.56%
Ratio of net operating expenses to average net assets(7)	7.27%	7.51%	5.89%	1.63%
Portfolio turnover	36.76%	37.52%	26.01%	31.24%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,647,355	$1,585,659	$1,393,161	$327,237
Asset coverage per unit(8)	2.45	2.47	2.36	3.58

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during each period.

(6)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of distributions) do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of the Company’s future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2017, 2016 and 2015 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014:

				Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	Year Ended December 31,
	2017	2016	2015
Ratio of subordinated income incentive fees to average net assets	1.70%	1.87%	1.40%	—
Ratio of interest expense to average net assets	2.20%	1.87%	0.95%	0.10%
Ratio of offering costs to average net assets	0.14%	0.06%	—	—

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation III

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$102,480	$87,260	$93,313	$85,637
Net expenses	48,657	40,325	44,084	41,539

Net investment income	53,823	46,935	49,229	44,098
Realized and unrealized gain (loss)	(85,048)	(9,275)	(9,760)	14,497

Net increase (decrease) in net assets resulting from operations	$(31,225)	$37,660	$39,469	$58,595

Per share information—basic and diluted
Net investment income	$0.19	$0.17	$0.18	$0.16

Net increase (decrease) in net assets resulting from operations	$(0.11)	$0.13	$0.14	$0.21

Weighted average shares outstanding	287,765,372	283,734,531	279,897,011	274,381,521

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$88,346	$85,383	$82,016	$73,276
Net expenses	44,290	42,949	39,693	32,394

Net investment income	44,056	42,434	42,323	40,882
Realized and unrealized gain (loss)	21,057	84,299	100,878	(16,443)

Net increase (decrease) in net assets resulting from operations	$65,113	$126,733	$143,201	$24,439

Per share information—basic and diluted
Net investment income	$0.16	$0.16	$0.16	$0.16

Net increase (decrease) in net assets resulting from operations	$0.24	$0.48	$0.55	$0.10

Weighted average shares outstanding	269,222,021	265,207,964	260,368,996	252,692,204

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 92.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2015).

4.3	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2017.)

10.1	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014).

10.2	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.3	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

10.4	Dealer Manager Agreement, dated as of December 20, 2013, by and among the Registrant, FSIC III Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.5	Follow-On Dealer Manager Agreement, dated as of June 2, 2017, by and among the Registrant, FSIC III Adviser, LLC and FS Investment Solutions, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017).

10.6	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.7	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement).

10.8	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.9	Escrow Agreement, dated as of January 9, 2014, by and among the Registrant, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.10	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.11	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.12	Investment Management Agreement, dated as of June 26, 2014, by and between the Registrant and Center City Funding LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.13	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).

10.14	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).

10.15	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.16	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.17	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).

10.18	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).

10.19	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).

10.20	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

10.21	Expense Support and Conditional Reimbursement Agreement, dated as of December 20, 2013, by and between the Registrant and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(7) filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on October 22, 2014).

10.22	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.23	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.24	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.) and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant ’s Current Report on Form 8-K filed on October 23, 2014).

10.25	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.26	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant ’s Current Report on Form 8-K filed on March 13, 2015).

10.27	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.28	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.29	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant ’s Current Report on Form 8-K filed on September 2, 2016).

10.30	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant ’s Current Report on Form 8-K filed on November 21, 2016).

10.31	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.32	Sale and Contribution Agreement, dated as of December 2, 2014, by and between the Registrant, as seller, and Dunlap Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.33	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.34	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.35	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary (Incorporated by reference to Exhibit 10.4 to the Registrant’ s Current Report on Form 8-K filed on December 8, 2014).

10.36	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).

10.37	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).

10.38	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.39	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).

10.40	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.41	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).

10.42	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.43	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.44	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).

10.45	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).

10.46	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and the Registrant, as seller (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.47	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.48	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as investment manager and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.49	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between the Registrant and Germantown Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.50	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.51	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.52	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.53	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.54	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.55	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, the Registrant and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.56	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

21.1*	Subsidiaries of FS Investment Corporation III.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Date: March 9, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman President and Chief Executive Officer and Director

Date: March 9, 2018	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 9, 2018	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 9, 2018	/s/ JAMES W. BROWN James W. Brown Director

Date: March 9, 2018	/s/ BRIAN R. FORD Brian R. Ford Director

Date: March 9, 2018	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 9, 2018	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 9, 2018	/s/ DANIEL J. HILFERTY III Daniel J. Hilferty III Director

Date: March 9, 2018	/s/ STEVEN D. IRWIN Steven D. Irwin Director

Date: March 9, 2018	/s/ ROBERT N.C. NIX, III Robert N.C. Nix, III Director

Date: March 9, 2018	/s/ PETER G. STANLEY Peter G. Stanley Director