Form 10-K/A
period 2017-12-31
FS Investment Corp III
filed 2018-04-27
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in November 2017. The last offering price at which the registrant issued shares in its public offering was $8.64 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.25 per share.

There were 287,556,123 shares of the registrant’s common stock outstanding as of April 26, 2018.

Documents Incorporated by Reference

None.

Explanatory Note

FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2017 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

FS INVESTMENT CORPORATION III

FORM 10-K/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The role of the Company’s board of directors (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the stockholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.

The Board is currently comprised of nine directors, seven of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of the Company or FS/KKR Advisor, LLC, the Company’s investment adviser (the “Advisor”), and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. These individuals are referred to as the Company’s independent directors (the “Independent Directors”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Directors are referred to as interested directors (the “Interested Directors”).

Directors

Information regarding the Board is set forth below. We have divided the directors into two groups—Interested Directors and Independent Directors. The address for each director is c/o FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors(1)
Michael C. Forman	57	2013	2018
Todd Builione	43	2018	2018
Independent Directors
James W. Brown	66	2016	2018
Brian R. Ford	69	2013	2018
Jeffrey K. Harrow	61	2014	2018
Daniel J. Hilferty III	61	2014	2018
Steven D. Irwin	58	2013	2018
Robert N.C. Nix, III	63	2013	2018
Peter G. Stanley	76	2014	2018

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Builione are each an “interested person” because of their affiliation with the Advisor.

Interested Directors

Michael C. Forman is chairman and chief executive officer of FS Investments and has been leading the company since founding it in 2007. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the Other Advised Entities and the other funds sponsored by FS Investments. For purposes of this Amendment, “Other Advised Entities” includes those entities that are advised by the Advisor, including, FS Investment Corporation, FS Investment Corporation II, the Company, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities

Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

Todd C. Builione has served as the Company’s president since April 2018, is a member of the board of directors or board of trustees, as applicable, of certain of the Other Advised Entities and is the president of certain of the Other Advised Entities. Mr. Builione joined KKR in 2013 and is a member of KKR and president of KKR Credit and Markets. Mr. Builione also serves on KKR’s Investment Management & Distribution Committee and its Risk and Operations Committee. Prior to joining KKR, Mr. Builione served as President of Highbridge Capital Management, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the board of directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR in 2015. Mr. Builione also serves on the board of directors of Harlem RBI (a community-based youth development organization located in East Harlem, New York), on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the board of directors of the Pingry School.

Mr. Builione has extensive experience and familiarity with the markets in which the Company primarily invests, along with significant knowledge and prior experience in the management of large businesses in the areas the Company operates in, and portfolio risk management and analytics. The Board believes Mr. Builione’s experience and his position as the Company’s and the Advisor’s president make him a significant asset to the Company.

Independent Directors

James W. Brown served as the Chief of Staff to United States Senator Robert P. Casey, Jr. from January 2007 to February 2016. Before joining Senator Casey’s staff, Mr. Brown was a founding partner of SCP Private Equity Partners from 1996 to 2006 and a managing director of CIP Capital, a private equity firm, from 1994 to 2006. Mr. Brown also served as a partner at the law firm Dilworth Paxson LLP from 1985 to 1987. He has served as a director of a number of companies, both public and privately held, and was chairman of the board of directors of TMG Health, Inc. from 1998 to 2006 and chairman of the board of directors of AirNet Communications Corporation from 1999 to 2005. He was a trustee of the Pennsylvania State Employees’ Retirement System from 1993 to 1997, a trustee/designee of the Pennsylvania Public School Employees’ Retirement System from 1991 to 1994, a chairman of the Finance Committee of the Pennsylvania Housing Finance Agency from 1992 to 1994, and the Chief of Staff to Pennsylvania Governor Robert P. Casey from 1989 to 1994. Throughout his career, Mr. Brown has also had a strong interest in education, especially for disadvantaged children. He was a trustee of the Gesu School (a grade school in North Philadelphia) from 1995 to 2006, a founding trustee of the Young Scholars Charter School from 2000 to 2006, also in North Philadelphia, chairman of the board of directors of the Pennsylvania State System of Higher Education Foundation from 2005 to 2006 and a trustee of Immaculata University from 2004 to 2006. Mr. Brown also taught as an adjunct professor in Villanova University’s undergraduate Honors Program from 1991 to 2005. Mr. Brown was appointed to become a member of the board of managers of the Milton Hershey School and the board of directors of the Hershey Trust Company in February 2016 and a member of the board of directors of The Hershey Company in May 2017 and serves on the audit committees of each such board. Mr. Brown serves as a member of the board of trustees of FS Multi-Strategy Alternatives Fund and as a member of its nominating and corporate governance committee and audit committee and has presided in such roles since August 2017. Mr. Brown received a B.A. from Villanova University and his J.D. from the University of Virginia School of Law.

Mr. Brown’s extensive service in both the public and private sector has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Brian R. Ford retired as a partner of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently serves on the board of various public companies, including GulfMark Offshore, Inc. (“GulfMark”), a global provider of marine transportation, since March 2009. He also has served as the chairman of the audit committee of GulfMark since March 2011. Mr. Ford has also served on the board of NRG Yield, Inc. (“NRG”) which invests in contracted renewable and conventional generation and thermal infrastructure assets, since July 2013, has served on its audit committee, compensation committee and corporate governance and conflicts and nominating committee since July 2013 and has served as the chairman of its audit committee since January 2016. He has also served on the board of AmeriGas Propane, Inc., a propane company, since November 2013, and has served as a member of its audit committee and corporate governance committee since November 2013. Mr. Ford serves as a member of the board of trustees of FS Energy Total Return Fund and as a member of the nominating and corporate governance committee and the chairman of the audit committee of FS Energy Total Return Fund and has presided in such roles since November 2016, February 2017 and February 2017, respectively. Mr. Ford was previously the chief executive officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He also has served on the boards of Drexel University and Drexel University College of Medicine since March 2004 and March 2009, respectively. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.

Mr. Ford’s extensive financial accounting experience and service on the boards of public companies, in the opinion of the Board, provides him with insight which is beneficial to the Company.

Jeffrey K. Harrow has served as our lead independent director since March 2017. Mr. Harrow also has been chairman of Sparks Marketing Group, Inc. (“Sparks”) since 2001. Mr. Harrow is responsible for both operating divisions of Sparks, which includes Sparks Custom Retail and Sparks Exhibits & Environments, with offices throughout the United States and China. Sparks’ clients include a number of Fortune 500 companies. Prior to joining Sparks, Mr. Harrow served as president and chief executive officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the president, chief executive officer and a director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. In addition to serving as a board member of Sparks, Mr. Harrow serves as a member of the board of directors of FS Investment Corporation and as the chairman of FS Investment Corporation’s nominating and corporate governance committee. Mr. Harrow’s past directorships include service as a director of Cherry Hill National Bank, Hickory Travel Systems, Marlton Technologies and Ovation Travel Group and the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his B.B.A. in 1979.

Mr. Harrow has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Daniel J. Hilferty III is the president and chief executive officer of Independence Blue Cross, a health insurer, and has presided in such capacity since December 2010. He previously served as the president of Independence Blue Cross’ health markets division from December 2009 to December 2010 and as the president and chief executive officer of AmeriHealth Mercy Family of Companies (now AmeriHealth Caritas), a managed-care company, from March 1996 to December 2009. Mr. Hilferty also currently serves on the boards of various private organizations, including as a member and vice chairman of the board of trustees of Saint Joseph’s University since June 2007 and June 2010, respectively, and as a member of the board of directors and chairman of the health policy and advocacy committee of Blue Cross Blue Shield Association since December 2010 and December 2013, respectively. Mr. Hilferty graduated from the American University Graduate School for Government and Public Administration with a Master’s in Public Administration and received his B.S. in Accounting at Saint Joseph’s University.

Mr. Hilferty’s extensive leadership experience provides him, in the opinion of the Board, with attributes that would be beneficial to the Company.

Steven D. Irwin currently serves as a partner of the law firm LeechTishman Fuscaldo & Lampl, LLC (“Leech Tishman”) and has been with Leech Tishman since September 2001. Mr. Irwin has served as the chairman of its government relations practice group since January 2003, and previously served as a member of its management committee from 2001 to January 2012 and as the chairman of its employment practice group from September 2001 to December 2011. He also has served as a commissioner of banking and securities for the Pennsylvania Department of Banking and Securities (previously the Pennsylvania Securities Commission) from August 2012 to March 2014, which regulates financial services providers, and from March 2014 to November 2015 served as special advisor to the secretary. From October 2006 to August 2012, he served as a commissioner for the Pennsylvania Securities Commission. Mr. Irwin served as the president-elect and as a member of the board of directors of the North American Securities Administrators Association, an association organized to provide investor protection, from September 2010 to October 2013. He also served as a Trustee of the Investor Protection Trust from November 2013 through November 2015. Mr. Irwin has been a member of the board of trustees of the Jewish Healthcare Foundation since December 2013 and as the president and member of the executive committee of Big Brothers Big Sisters of Greater Pittsburgh since 1995. Mr. Irwin received his J.D. from Georgetown University Law Center and received his A.B. in Government from Harvard University.

Mr. Irwin has substantial experience serving in a leadership capacity with respect to securities regulation and providing legal services. Mr. Irwin’s experience, in the opinion of the Board, has provided him with insight which is beneficial to the Company.

Robert N.C. Nix, III is currently of counsel at Obermayer Rebmann Maxwell & Hippel LLP and has served in such capacity since 2005, and is the founder and owner of Pleasant News, Inc., a service provider of retail, news and gift and specialty retail services, food operations and management consulting services, and has served in such capacity since 1995. In addition to these positions, Mr. Nix currently serves on the board of NHS Corporation, a human services provider, and has presided in such role since 1985, and has served on its succession committee since 2013. He has also served on the City of Philadelphia’s Board of Revision of Taxes since 1988 and has served as its secretary since 1993. Mr. Nix also currently serves on the boards of Parkside Recovery, the Fairmount Park Conservancy and the Schuylkill River Development Corporation, and has presided in such roles since 1987, 2003 and 2006, respectively. Mr. Nix received his J.D. from the Nova Law Center and received his B.S. in Economics from the University of Pennsylvania.

Mr. Nix’s extensive service on the boards of various companies provides him, in the opinion of the Board, with experience that would be beneficial to the Company.

Peter G. Stanley is the chairman of the board of directors of Emerging Growth Equities, Ltd., an investment banking firm, and has presided in such capacity since January 2005. Mr. Stanley also serves as a director of J&J Snack Foods Corp., a food and beverage manufacturing and distributing company, and has presided in such role since 1983. He has also served as the chairman of the audit committee and as a member of the compensation committee of J&J Snack Foods Corp. Mr. Stanley previously served as Emerging Growth Equities, Ltd.’s vice chairman of the board from 1999 to 2005. He is also a member of the First Troop Philadelphia City Cavalry, a private military organization and is a trustee emeritus of Camp Tecumseh, a non-profit boys’ camp. Mr. Stanley served in the United States Army National Guard. Mr. Stanley is a graduate of Stonier Graduate School of Banking and received his B.A. in Economics from Dickinson College.

Mr. Stanley’s extensive experience with public and private companies provides him, in the opinion of the Board, with insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	57	Chief Executive Officer
Todd Builione	43	President
William Goebel	43	Chief Financial Officer and Treasurer
Daniel Pietrzak	43	Chief Investment Officer
Stephen S. Sypherd	41	General Counsel and Secretary
James F. Volk	55	Chief Compliance Officer
Zachary Klehr	39	Executive Vice President

The address for each executive officer is c/o FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Directors

William Goebel has served as our chief financial officer and treasurer since April 2018. Mr. Goebel also serves as chief financial officer and treasurer for certain of the Other Advised Entities and the other funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (and serves as treasurer and chairs the audit committee of that board).

Daniel Pietrzak has served as our chief investment officer since April 2018. Mr. Pietrzak also currently serves as the chief investment officer of certain of the Other Advised Entities. Mr. Pietrzak joined KKR Credit Advisors (US), LLC (“KKR Credit”) in 2016 and is a Member of KKR. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at Price Waterhouse in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.

Stephen S. Sypherd has served as our secretary since June 2013 and as our general counsel since April 2018. He previously served as our vice president and treasurer. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain of the Other Advised Entities and the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the advancement and governance committees of that board).

James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of certain of the Other Advised Entities and the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

Zachary Klehr has served as our executive vice president since our inception in June 2013. Mr. Klehr also currently serves as executive vice president of certain of the Other Advised Entities and the other funds sponsored by FS Investments. Mr. Klehr has also served in various senior officer capacities for FS Investments and its affiliated investment advisers. In this role, he focuses on fund administration, portfolio management, fund operations, technology and client relations. Prior to joining FS Investments, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and served on the board of trustees of The Philadelphia School where he was a member of the executive, governance, advancement, finance and investment committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of the Company’s shares of common stock (“Shares”), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Company’s website at www.fsinvestments.com/support/articles/corporate-governance-fsiciii by clicking on “Corporate Governance” on the bottom of the Company web page. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (Chairman), Nix and Stanley, each an Independent Director. The Board has determined that Mr. Ford is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Company’s website at www.fsinvestments.com/support/articles/corporate-governance-fsiciii by clicking on “Corporate Governance” on the bottom of the Company web page.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company, or BDC, services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company, the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory and administrative services agreement between the Company and the Advisor, dated April 9, 2018, or the FS/KKR investment advisory and administration services agreement. Each of the Company’s executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Advisor. In addition, the Company will reimburse the Advisor for the Company’s allocable portion of expenses incurred by the Advisor in performing its obligations under the FS/KKR investment advisory and administrative services agreement. Historically, the Company reimbursed FSIC III Advisor, LLC, or FSIC III Advisor, pursuant to an amended and restated investment advisory and administrative services agreement between the Company and FSIC III Advisor, dated August 6, 2014, or the FSIC III Advisor investment advisory and administrative services agreement. The FSIC III Advisor investment advisory and administrative services agreement was replaced by the FS/KKR investment advisory and administrative services agreement.

Director Compensation

The Company does not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. Directors who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson, determined based on the Company’s net assets as of the end of each fiscal quarter. These directors are Messrs. Brown, Ford, Harrow, Hilferty, Irwin, Nix and Stanley. Mr. Harrow also receives an annual retainer for his service as lead Independent Director.

Amounts payable under the director fees arrangement are determined and paid quarterly in arrears as follows:

Net Assets	Annual Cash Retainer Fee	Annual Lead Independent Director Retainer	Board Meeting Fees	Annual Committee Chair Cash Retainer Fees		Committee Meeting Fees
				Audit/Valuation	Nominating and Corporate Governance
$500 million to $1 billion	$60,000	$25,000	$2,500	$15,000	$12,500	$1,000
> $1 billion	$100,000	$25,000	$2,500	$20,000	$15,000	$1,000

As of December 31, 2017, the Company’s total net assets were approximately $2.4 billion. The Company also reimburses each of the above directors for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.

The table below sets forth the compensation received by each of the Company’s directors for service during the fiscal year ended December 31, 2017:

Name of Director	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
David J. Adelman(1)	—	—
James W. Brown	$115,000	$115,000
Todd Builione(2)	—	—
Brian R. Ford	$140,000	$140,000
Michael C. Forman	—	—
Jeffrey K. Harrow	$159,500	$159,500
Michael J. Heller(1)	$119,000	$119,000
Daniel J. Hilferty III	$109,500	$109,500
Steven D. Irwin	$137,000	$137,000
Robert N.C. Nix, III	$123,000	$123,000
Peter G. Stanley	$124,000	$124,000

(1)	Messrs. Adelman and Heller each resigned, effective as of April 9, 2018.
(2)	Mr. Builione joined the Board in 2018 and does not receive fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 10, 2018, the beneficial ownership of each current director, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act, and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 10, 2018.

	Shares Beneficially Owned as of April 10, 2018
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Directors:
Michael C. Forman(3)	76,662.009	*
Todd Builione	—	—

Independent Directors:
James W. Brown	3,242.939	*
Brian R. Ford	3,333.333	*
Jeffrey K. Harrow	15,332.405	*
Daniel J. Hilferty III(4)	28,132.267	*
Steven D. Irwin(5)	5,875.194	*
Robert N.C. Nix, III	17,265.523	*
Peter G. Stanley(4)	5,655.374	*

Executive Officers:
William Goebel	—	—
Zachary Klehr	1,916.573	*
Daniel Pietrzak	—	—
Stephen S. Sypherd(4)	4,600.620	*
James F. Volk	—	—

All Directors and Executive Officers as a group (14 persons)	162,016.237	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 287,556,123 Shares issued and outstanding on April 10 2018.
(3)	All Shares held through The 2011 Forman Investment Trust, a trust created by Mr. Forman for the benefit of his minor children.
(4)	All Shares held in a joint account with spouse.
(5)	All Shares held in an Individual Retirement Account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions (dollar amounts in thousands, excluding per share amounts, unless otherwise noted)

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Code of

Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event (which could include (1) a listing of the Company’s Shares on a national securities exchange, (2) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board in which the Company’s stockholders likely will receive cash or shares of a publicly-traded company), all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Directors.

Compensation of the Investment Adviser and Dealer Manager

Historically, we received investment advisory and administrative services from FSIC III Advisor pursuant to the FSIC III Advisor investment advisory and administrative services agreement. The FSIC III Advisor investment advisory and administrative services agreement was replaced by the FS/KKR investment advisory and administrative services agreement between the Company and the Advisor, a newly-formed entity that is jointly operated by an affiliate of FS Investments and KKR Credit. FSIC III Advisor previously engaged GSO / Blackstone Debt Funds Management LLC (“GDFM”) to act as the Company’s investment sub-adviser pursuant to the investment sub-advisory agreement between FSIC III Advisor and GDFM, dated January 2, 2014, or the GDFM sub-advisory agreement. GDFM resigned as the Company’s investment sub-adviser and terminated the investment sub-advisory agreement effective April 9, 2018.

Pursuant to the FS/KKR investment advisory and administrative services agreement, the Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (equal to the total assets set forth on the Company’s consolidated financial statements) and an incentive fee based on the Company’s performance. The base management fee is calculated at an annual rate of 1.5% of the average weekly value of the Company’s gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average weekly value of the Company’s gross assets during the most recently completed calendar quarter.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. For purposes of the subordinated incentive fee on income, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s Shares (including proceeds from the Company’s distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s “incentive fee capital gains,” which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company accrues for the incentive fee on capital gains, which, if earned, is paid annually. The Company accrues the incentive fees on capital gains based on net realized and unrealized gains; however, under the terms of the FS/KKR investment advisory and administrative services agreement, the fee payable to the Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to the FS/KKR investment advisory and administrative services agreement, the Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. Pursuant to the FS/KKR investment advisory and administrative services agreement, the Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics consistent with past practice (but solely to the extent such past practice is not inconsistent with the policies of the Advisor). The Company does not reimburse the Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Advisor.

Historically, pursuant to the FSIC III Advisor investment advisory and administrative services agreement, FSIC III Advisor was entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. Pursuant to the GDFM sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC III Advisor under the FSIC III Advisor investment advisory and administrative services agreement with respect to each year. Effective February 3, 2017, FSIC III Advisor contractually agreed to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average weekly value of the Company’s gross assets.

The Company also reimbursed FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, the Company’s sponsor and an affiliate of FSIC III Advisor, providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement for FSIC III Advisor was set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimated it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor allocated the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics.

Also under the FSIC III Advisor investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC III Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC III Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Shares, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III

Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Shares. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company were deferred and amortized to expense over twelve months. Following the closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs were expensed.

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

The dealer manager for the Company’s continuous public offering was FS Investment Solutions, LLC (“FS Investment Solutions”), which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering to the independent broker-dealer channel in February 2016 (the “IBD Channel closing”), the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of Shares in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with Shares sold pursuant to the Company’s continuous public offering. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.

The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the years ended December 31, 2017 and 2016:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$67,862	$67,573
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$40,765	$39,754
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,567	$2,922
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,303	$1,521
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$1,961

(1)

FSIC III Advisor contractually agreed, effective February 3, 2017 to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amount shown for the year ended December 31, 2017, is net of a waiver of $8,754. During the years ended December 31, 2017 and 2016, $68,670 and $63,761, respectively, in net base management fees were paid to FSIC III Advisor. As of December 31, 2017, $17,015 in base management fees were payable to FSIC III Advisor.
(2)	During the years ended December 31, 2017 and 2016, $38,601 and $39,256, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of December 31, 2017, a subordinated incentive fee on income of $14,487 was payable to FSIC III Advisor.
(3)	During the years ended December 31, 2017 and 2016, $2,414 and $2,766, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $2,922 and $3,045 in administrative services expenses to FSIC III Advisor during the years ended December 31, 2017 and 2016, respectively.
(4)	During the years ended December 31, 2017 and 2016, the Company incurred offering costs of $2,477 and $2,250, respectively, of which $1,303 and $1,521, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s Shares. See note 2 of the Company’s consolidated financial statements included in the Original Report for a discussion regarding the Company’s change in the accounting treatment of offering costs.
(5)	Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with Shares sold pursuant to the Company’s continuous public offering. The fees reflected for the year ended December 31, 2016 represent fees retained by FS Investment Solutions prior to the IBD Channel closing in February 2016.

Expense Reimbursement

Historically, pursuant to the expense support and conditional reimbursement agreement, dated as of December 20, 2013, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that no portion of the Company’s distributions to stockholders were paid from its sale of Shares or borrowings. However, because certain investments the Company may have made, including preferred and common equity investments, may have generated dividends and other distributions to the Company that were treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also have been deemed to constitute a return of capital to the extent that the Company used such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS Investments would not reimburse the Company for the portion of such distributions to stockholders that represented a return of capital, as the purpose of the expense reimbursement arrangement was not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments reimbursed the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company had a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains)

exceeded the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company would only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) did not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to Shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) did not apply to any reimbursement payment which related to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company would not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment was less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company was not obligated to pay interest on the reimbursements it was required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” meant the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” meant all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles for investment companies.

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

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended December 31, 2017, the Company paid $0 in expense recoupments to FS Investments. As of December 31, 2017, the Company did not have expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.

The expense reimbursement agreement automatically terminated upon the termination of the FSIC III Advisor investment advisory and administrative services agreement. As of the termination date, there were no reimbursements payable to the Company from FS Investments and the Company did not have any expense recoupments due to FS Investments.

FS Investments is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman.

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

In April 2014, pursuant to a private placement, Messrs. Forman (through an affiliated entity) and Adelman purchased 111,111 additional Shares at $9.00 per Share, which represented the initial public offering price of $10.00 per Share, excluding selling commissions and dealer manager fees. In connection with the same private placement, certain members of the Board and other individuals and entities affiliated with FSIC III Advisor purchased 640,194 Shares, and certain individuals and entities affiliated with GDFM purchased 558,334 Shares, in each case at a price of $9.00 per Share, which represented the initial public offering price of $10.00 per Share, excluding selling commissions and dealer manager fees. In connection with the private placement, the Company sold an aggregate of 1,309,639 Shares for aggregate proceeds of $11,787 upon satisfying the minimum offering requirement on April 2, 2014. As of March 9, 2018, the Company had issued an aggregate of 2,249,770 Shares for aggregate proceeds of $19,953 to members of the Board and other individuals and entities affiliated with FSIC III Advisor and GDFM, including Shares sold to Messrs. Forman and Adelman in October 2013 and Shares sold in the private placement completed in April 2014.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor, or the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to the Company if such relief had not been obtained. The Company had previously relied on an order dated June 4, 2013, pursuant to which the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to the Other Advised Entities, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor, FS Investments, KKR Credit and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, the Advisor, FS Investments, KKR Credit, their employees and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of the Other Advised Entities.

The Advisor and its affiliates are simultaneously providing investment advisory services to other affiliated entities, including the Other Advised Entities. The Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by the Advisor or any of its respective affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by the Advisor or its respective affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, the Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. As affiliates of FS Investments and KKR Credit currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than to the Company.

Other Related Party Transactions

For the 2016 and 2017 calendar years, FS Investments has obtained health insurance through Independence Blue Cross for the benefit of its employees and other service providers, including employees and services providers who provide services to funds sponsored by FS Investments, including the Company. Pursuant to the FS/KKR investment advisory and administrative services agreement, the Company reimburses the Advisor for certain costs of administrative personnel who render services to the Company, subject to the terms and conditions of such agreement and historically, pursuant to the FSIC III Advisor investment advisory and administrative services agreement, the Company reimbursed FSIC III Advisor for certain costs of administrative personnel who rendered services to the Company, subject to the terms and conditions of such agreement. The aggregate premiums and other expenses associated with such health insurance were approximately $2.2 million for the 2016 calendar year and $2.0 million for the 2017 calendar year, a portion of which, in each case, was reimbursed by the Company. FS Investments expects that the aggregate premiums and other expenses associated with such health insurance will be approximately $2.0 million for the 2018 calendar year, a portion of which the Company expects will be reimbursed by the Company. Daniel J. Hilferty III, one of the Company’s directors, serves as the president and chief executive officer of Independence Blue Cross.

Director Independence

A majority of the members of the Board are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor, and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board is currently comprised of nine directors, seven of whom are Independent Directors. The Board has determined that the following directors are Independent Directors: Messrs. Brown, Ford, Harrow, Hilferty, Irwin, Nix and Stanley. Based upon information requested from each director concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years had, a material business or professional relationship with the Company, other than in his capacity as a member of the Board or any Board committee or as a stockholder.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company’s fiscal years ended December 31, 2017 and 2016:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2017	$392,500	$42,601	—	$35,000
2016	$372,500	$39,325	—	$31,325

(1)	“Audit-Related Fees” are those fees billed to the Company by RSM US LLP for services provided by RSM US LLP or fees billed for expenses relating to the review by RSM US LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended.
(2)	“All Other Fees” are those fees, if any, billed to the Company by RSM US LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this Amendment:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director

Date: April 27, 2018	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 27, 2018	/s/ JAMES W. BROWN James W. Brown Director

Date: April 27, 2018	/s/ TODD BUILIONE Todd Builione President and Director

Date: April 27, 2018	/s/ BRIAN R. FORD Brian R. Ford Director

Date: April 27, 2018	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: April 27, 2018	/s/ DANIEL J. HILFERTY III Daniel J. Hilferty III Director

Date: April 27, 2018	/s/ STEVEN D. IRWIN Steven D. Irwin Director

Date: April 27, 2018	/s/ ROBERT N.C. NIX, III Robert N.C. Nix, III Director

Date: April 27, 2018	/s/ PETER G. STANLEY Peter G. Stanley Director