Form 10-Q
period 2018-03-31
FS Investment Corp III
filed 2018-05-14
CIK 1579412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 288,516,408 shares of the registrant’s common stock outstanding as of May 14, 2018.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation III

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,338,294 and $3,326,008, respectively)	$3,285,271	$3,301,261
Non-controlled/affiliated investments (amortized cost—$95,462 and $107,137, respectively)	29,598	40,265

Total investments, at fair value (amortized cost—$3,433,756 and $3,433,145, respectively)	3,314,869	3,341,526
Cash	296,671	359,975
Foreign currency, at fair value (cost—$8,450 and $8,178, respectively)	8,600	8,369
Due from counterparty	108,016	98,005
Receivable for investments sold and repaid	3,826	675
Interest receivable	38,503	35,499
Deferred financing costs	1,576	1,874
Receivable due on total return swap(1)	1,116	1,107
Prepaid expenses and other assets	211	250

Total assets	$3,773,388	$3,847,280

Liabilities
Unrealized depreciation on total return swap(1)	$1,560	$3,756
Payable for investments purchased	62	22,175
Repurchase agreement payable (net of deferred financing costs of $513 and $611, respectively)(1)	299,487	299,389
Credit facilities payable (net of deferred financing costs of $160 and $196, respectively)(1)	1,087,540	1,087,504
Stockholder distributions payable	8,819	—
Management fees payable	16,693	17,015
Subordinated income incentive fees payable(2)	1,623	14,487
Administrative services expense payable	666	277
Interest payable(1)	11,098	10,870
Directors’ fees payable	450	253
Other accrued expenses and liabilities	2,223	2,830

Total liabilities	1,430,221	1,458,556

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,499,333 and 290,566,041 shares issued and outstanding, respectively	290	291
Capital in excess of par value	2,528,443	2,529,098
Accumulated net realized losses on investments and total return swap(4)	(74,941)	(57,587)
Accumulated undistributed net investment income(4)	9,672	12,106
Net unrealized appreciation (depreciation) on investments, total return swap, secured borrowing and unrealized gain/loss on foreign currency	(120,297)	(95,184)

Total stockholders’ equity	2,343,167	2,388,724

Total liabilities and stockholders’ equity	$3,773,388	$3,847,280

Net asset value per share of common stock at period end	$8.07	$8.22

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$74,221	$72,660
Paid-in-kind interest income	6,175	5,704
Fee income	1,783	5,919
From non-controlled/affiliated investments:
Interest income	946	944
Paid-in-kind interest income	213	225
Fee income	478	185

Total investment income	83,816	85,637

Operating expenses
Management fees(1)	19,078	18,616
Subordinated income incentive fees(2)	1,623	9,619
Administrative services expenses	854	819
Stock transfer agent fees	387	387
Accounting and administrative fees	277	278
Interest expense	14,692	11,820
Directors’ fees	450	261
Offering costs	—	504
Other general and administrative expenses	784	739

Operating expenses	38,145	43,043
Management fees waiver(1)	(2,385)	(1,504)

Net expenses	35,760	41,539

Net investment income	48,056	44,098

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(22,865)	3,912
Net realized gain (loss) on total return swap(3)	5,285	6,240
Net realized gain (loss) on foreign currency	226	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(28,276)	11,583
Non-controlled/affiliated investments	1,008	(8,317)
Net change in unrealized appreciation (depreciation) on total return swap(3)	2,196	1,124
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	(45)
Net change in unrealized gain (loss) on foreign currency	(41)	—

Total net realized gain (loss) and unrealized appreciation (depreciation)	(42,467)	14,497

Net increase (decrease) in net assets resulting from operations	$5,589	$58,595

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.02	$0.21

Weighted average shares outstanding	289,190,554	274,381,521

(1)	See Note 4 for a discussion of the waiver by FSIC III Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 8 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income	$48,056	$44,098
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(17,354)	10,152
Net change in unrealized appreciation (depreciation) on investments	(27,268)	3,266
Net change in unrealized appreciation (depreciation) on total return swap(1)	2,196	1,124
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	(45)
Net change in unrealized gain (loss) on foreign currency	(41)	—

Net increase in net assets resulting from operations	5,589	58,595

Stockholder distributions(2)
Distributions from net investment income	(50,490)	(48,011)

Net decrease in net assets resulting from stockholder distributions	(50,490)	(48,011)

Capital share transactions(3)
Issuance of common stock	—	47,979
Reinvestment of stockholder distributions	24,279	24,568
Repurchases of common stock	(24,935)	(13,133)

Net increase (decrease) in net assets resulting from capital share transactions	(656)	59,414

Total increase in net assets	(45,557)	69,998
Net assets at beginning of period	2,388,724	2,323,940

Net assets at end of period	$2,343,167	$2,393,938

Accumulated undistributed (distributions in excess of) net investment income(2)	$9,672	$(195)

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,589	$58,595
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(177,850)	(341,257)
Paid-in-kind interest	(6,388)	(5,929)
Proceeds from sales and repayments of investments	161,895	207,531
Net realized (gain) loss on investments	22,865	(3,912)
Net change in unrealized (appreciation) depreciation on investments	27,268	(3,266)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(2,196)	(1,124)
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	45
Accretion of discount	(1,133)	(4,305)
Amortization of deferred financing costs and discount on secured borrowing	432	458
Amortization of deferred offering costs	—	504
(Increase) decrease in due from counterparty	(10,011)	10,000
(Increase) decrease in receivable for investments sold and repaid	(3,151)	(10,921)
(Increase) decrease in interest receivable	(3,004)	(5,022)
(Increase) decrease in receivable due on total return swap(1)	(9)	(813)
(Increase) decrease in prepaid expenses and other assets	39	(166)
Increase (decrease) in payable for investments purchased	(22,113)	72,961
Increase (decrease) in management fees payable	(322)	(711)
Increase (decrease) in subordinated income incentive fees payable	(12,864)	(2,704)
Increase (decrease) in administrative services expense payable	389	150
Increase (decrease) in interest payable(1)	228	495
Increase (decrease) in directors’ fees payable	197	18
Increase (decrease) in other accrued expenses and liabilities	(607)	(761)

Net cash provided by (used in) operating activities	(20,746)	(30,134)

Cash flows from financing activities
Issuance of common stock	—	47,979
Reinvestment of stockholder distributions	24,279	24,568
Repurchases of common stock	(24,935)	(13,133)
Offering costs incurred	—	(576)
Stockholder distributions	(41,671)	(48,011)
Borrowings under credit facilities(1)	—	51,000
Deferred financing costs paid	—	(500)

Net cash provided by financing activities	(42,327)	61,327

Total increase (decrease) in cash	(63,073)	31,193
Cash and foreign currency at beginning of period	368,344	249,862

Cash and foreign currency at end of period	$305,271	$281,055

Supplemental disclosure
Excise and state taxes paid	$527	$229

(1)	See Note 8 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2018 and 2017, the Company paid $0 and $196, respectively, in interest expense on its secured borrowing, $11,073 and $8,081, respectively, in interest expense on the credit facilities and $2,959 and $2,590, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.2%
5 Arch Income Fund 2, LLC	(j)(o)	Diversified Financials	10.5%		11/18/21	$124,335	$124,494	$124,335
5 Arch Income Fund 2, LLC	(j)(k)(o)	Diversified Financials	10.5%		11/18/21	8,665	8,665	8,665
Actian Corp.	(g)(i)	Software & Services	L+786	1.0%	6/30/22	21,333	21,333	21,853
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,789	17,789	18,033
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	50,108	50,108	50,860
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	884	884	866
Aspect Software, Inc.	(t)	Software & Services	L+1050	1.0%	5/25/18	5,004	5,004	4,654
Aspect Software, Inc.	(k)(t)	Software & Services	L+1050	1.0%	5/25/18	128	128	119
Aspect Software, Inc.	(f)(t)	Software & Services	L+1050	1.0%	5/25/20	9,834	9,834	9,146
Aspect Software, Inc.	(k)(t)	Software & Services	L+1200	1.0%	5/25/18	1,822	1,822	—
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+800	1.0%	12/29/22	42,667	42,667	43,093
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	9,581	9,500	8,911
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	29,189	28,543	27,146
Avaya Inc.	(h)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	7,980	7,903	8,047
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	30,008	30,008	30,032
BMC Software Finance, Inc.	(k)	Software & Services	L+400		9/10/20	10,000	10,000	10,000
Borden Dairy Co.	(f)(g)	Food, Beverage & Tobacco	L+789	1.0%	7/6/23	48,125	48,125	48,539
CEVA Group Plc	(j)(k)	Transportation	L+500		3/19/19	15,000	14,477	13,950
ConnectiveRx, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+826	1.0%	11/25/21	157,004	157,004	158,715
CSafe Acquisition Co., Inc.	(k)	Capital Goods	L+725	1.0%	11/1/21	2,609	2,609	2,550
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	22,493	22,493	21,987
CSafe Acquisition Co., Inc.	(k)	Capital Goods	L+725	1.0%	10/31/23	9,426	9,426	9,214
Dade Paper & Bag, LLC	(h)	Capital Goods	L+700	1.0%	6/10/24	5,673	5,673	5,680
Dade Paper & Bag, LLC	(g)(i)	Capital Goods	L+750	1.0%	6/10/24	44,477	44,477	45,645
Elo Touch Solutions, Inc.	(h)	Technology Hardware & Equipment	L+600	1.0%	10/25/23	3,996	3,959	4,034
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,438	44,438	44,882
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	6,343	6,343	6,343
Fairway Group Acquisition Co.	(l)(m)(t)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	4,115	3,916	617
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,676	1,676	1,608
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	13,000	13,000	12,870
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	15,435	15,462	15,454
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,500
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	40,565	40,565	41,529
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,852	4,738	4,498

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.	(l)(m)	Capital Goods	L+150, 7.8% PIK (7.8% Max PIK)	1.0%	3/26/21	$9,873	$9,643	$4,492
Hudson Technologies Co.	(g)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	7,969	7,969	8,019
Hudson Technologies Co.	(j)(k)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,902	1,902	1,914
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,144	6,144	5,894
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)(j)	Materials	L+700	1.0%	11/30/24	76,808	76,808	77,526
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,740	10,740	10,901
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	1/29/24	176,168	176,168	177,049
JMC Acquisition Merger Corp.	(k)	Capital Goods	L+750	1.0%	1/29/24	21,787	21,786	21,895
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,667	65,095	67,069
JSS Holdings, Inc.	(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,256
Kodiak BP, LLC	(f)(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	68,348	68,348	68,007
Kodiak BP, LLC	(k)	Capital Goods	L+725	1.0%	12/1/24	19,697	19,697	19,598
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	36,118	36,118	36,614
Logan’s Roadhouse, Inc.		Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,302	1,302	1,302
Logan’s Roadhouse, Inc.	(k)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	202	204	202
Logan’s Roadhouse, Inc.		Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	329	329	329
Logan’s Roadhouse, Inc.	(k)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	220	220	220
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	2,516	2,516	2,516
Nobel Learning Communities, Inc.	(k)	Consumer Services	L+450	1.0%	5/5/21	8,665	8,665	8,665
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+383	4.5%	5/5/23	84,472	84,472	83,412
Nobel Learning Communities, Inc.	(k)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,066
North Haven Cadence Buyer, Inc.	(k)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+809	1.0%	9/2/22	23,066	23,066	23,498
North Haven Cadence Buyer, Inc.	(k)	Consumer Services	L+750	1.0%	9/2/22	1,917	1,917	1,953
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,508
Polymer Additives, Inc.	(f)(i)	Materials	L+850	1.0%	12/19/22	18,920	18,920	19,346
Polymer Additives, Inc.	(f)(h)	Materials	L+795	1.0%	12/19/22	21,623	21,623	22,001
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	19,902	19,902	20,250
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	68,306
Propulsion Acquisition, LLC	(f)(h)(i)	Commercial & Professional Services	L+600	1.0%	7/13/21	60,759	59,511	60,151
Quest Software US Holdings Inc.	(h)	Software & Services	L+550	1.0%	10/31/22	5,867	5,840	5,983
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	98,438	98,438	99,599
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+847	1.0%	9/25/21	151,900	151,900	153,419

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC	(f)(h)	Capital Goods	L+768	1.1%	11/18/23	$42,893	$42,893	$40,051
Safariland, LLC	(k)	Capital Goods	L+725	1.1%	11/18/23	11,566	11,566	10,800
Sequel Youth and Family Services, LLC	(f)(g)	Health Care Equipment & Services	L+775	1.0%	9/1/22	15,288	15,288	15,441
Sequel Youth and Family Services, LLC	(k)	Health Care Equipment & Services	L+700	1.0%	9/1/22	765	765	772
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	127,783	127,783	127,943
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,837	4,828	4,858
Specialty Building Products Holdings, LLC	(h)	Capital Goods	L+600	1.0%	10/26/23	9,515	9,203	9,634
SSC (Lux) Limited S.Ã r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,307
Strike, LLC		Energy	L+800	1.0%	5/30/19	611	604	614
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	2,975	2,904	3,020
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+700	1.0%	9/30/21	24,822	24,615	23,376
SunGard Availability Services Capital, Inc.		Software & Services	L+1000	1.0%	10/1/22	2,500	2,375	2,472
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,228	17,228	17,357
Trace3, LLC	(f)(h)	Software & Services	L+775	1.0%	6/6/23	15,524	15,524	15,582
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	10,499	10,499	10,565
USI Senior Holdings, Inc.	(f)	Capital Goods	L+778	1.0%	1/5/22	5,787	5,787	5,917
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	740	739	728
Warren Resources, Inc.	(g)(t)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,129	6,129	6,129
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	987	981	969
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	57,358	57,358	58,218

Total Senior Secured Loans—First Lien							2,406,218	2,407,647
Unfunded Loan Commitments							(177,172)	(177,172)

Net Senior Secured Loans—First Lien							2,229,046	2,230,475

Senior Secured Loans—Second Lien—10.8%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,092	25,092	24,214
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,916	5,916	5,798
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,909	8,955
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	165	155	164
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,994
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,345	134
Fairway Group Acquisition Co.	(l)(m)(t)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,629	3,436	544
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,657	10,075
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,005	1,891

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	$778	$777	$782
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	4,054	3,981	2,001
LTI Holdings, Inc.	(i)	Materials	L+875	1.0%	5/16/25	9,259	9,093	9,398
Panda Temple Power, LLC		Energy	L+800 PIK (L+800 Max PIK)	1.0%	2/7/23	8,741	8,574	8,931
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,402	128,340	127,278
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,956	24,050
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,227	4,500
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	39,826	33,111	6,344
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,269	1,236

Total Senior Secured Loans—Second Lien							298,843	252,289

Senior Secured Bonds—2.5%
Avantor, Inc.	(e)	Materials	6.0%		10/1/24	1,361	1,361	1,355
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	1,333	1,333	1,303
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	11,897
Diamond Resorts International, Inc.	(e)(q)	Consumer Services	7.8%		9/1/23	11,965	11,965	13,030
Global A&T Electronics Ltd.	(e)(j)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	11,411	11,519	11,568
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	330	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,570	11,886
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	2,453	2,453	2,450
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	4,500	4,500	4,482

Total Senior Secured Bonds							58,805	58,306

Subordinated Debt—28.0%
Ascent Resources Utica Holdings, LLC	(e)(q)	Energy	10.0%		4/1/22	30,000	30,000	32,513
Avantor, Inc.	(e)(g)(i)	Materials	9.0%		10/1/25	52,500	52,502	51,483
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,904	8,168
Byrider Holding Corp.		Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	278	278	278
Calumet Specialty Products Partners, L.P.	(e)(j)	Energy	7.8%		4/15/23	10,300	10,247	10,209
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	19,550	19,473	19,965
CEC Entertainment, Inc.	(e)(q)	Consumer Services	8.0%		2/15/22	39,014	37,796	34,966
Ceridian HCM Holding, Inc.	(e)(q)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,432	95,732
Coveris Holdings S.A.	(e)(i)(j)	Materials	7.9%		11/1/19	64,255	63,625	64,496
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,031	8,682
EV Energy Partners, L.P.	(l)(m)	Energy	8.0%		4/15/19	2,150	2,027	1,045

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Exterran Energy Solutions, L.P.	(e)(j)(q)	Capital Goods	8.1%		5/1/25	$7,714	$7,714	$8,180
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	881	881	889
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,600	5,600	5,649
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,157	1,157	1,167
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,089	1,089	1,099
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	72,376	72,376	73,009
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,837	11,837	11,941
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,199	6,199	6,253
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	15,156	15,156	15,288
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	9,386	9,386	9,468
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,872	13,872	13,993
Great Lakes Dredge & Dock Corp.	(e)(j)	Capital Goods	8.0%		5/15/22	8,352	8,365	8,582
Greystone Mezzanine Equity Member Corp.	(j)	Diversified Financials	L+650	4.5%	9/15/25	9,025	9,025	9,014
Greystone Mezzanine Equity Member Corp.	(j)(k)	Diversified Financials	L+650	4.5%	9/15/25	43,975	43,975	43,920
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(q)	Consumer Services	10.3%		6/30/20	73,286	73,148	57,988
PriSo Acquisition Corp.	(e)(q)	Capital Goods	9.0%		5/15/23	47,859	47,519	50,282
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	116	116	133
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,294	9,208
SunGard Availability Services Capital, Inc.	(e)(q)	Software & Services	8.8%		4/1/22	16,400	12,334	10,244
TI Group Automotive Systems, LLC	(e)(j)(q)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,598
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	36,050	33,877	33,879

Total Subordinated Debt							713,643	701,321
Unfunded Debt Commitment							(43,975)	(43,975)

Net Subordinated Debt							669,668	657,346

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	695	731
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	16.1%		1/25/27	8,310	5,841	6,673

Total Collateralized Securities							6,536	7,404

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—4.7%
5 Arches, LLC, Common Equity	(j)(n)	Diversified Financials				70,000	$1,750	$2,625
ACP FH Holdings GP, LLC, Common Equity	(l)	Consumer Durables & Apparel				11,429	11	6
ACP FH Holdings, LP, Common Equity	(l)	Consumer Durables & Apparel				1,131,428	1,131	604
Altus Power America Holdings, LLC, Common Equity	(l)	Energy				462,008	462	—
Altus Power America Holdings, LLC, Preferred Equity	(p)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	951
ASG Everglades Holdings, Inc., Warrants	(l)	Software & Services			6/27/22	48,325	1,377	1,484
Aspect Software Parent, Inc., Common Equity	(l)(t)	Software & Services				1,142,735	53,808	—
ATX Holdings, LLC, Common Equity	(j)(l)	Technology Hardware & Equipment				83,488	134	109
Byrider Holding Corp., Common Equity	(l)	Automobiles & Components				278	—	—
Chisholm Oil and Gas, LLC, Series A Units	(l)(n)	Energy				70,947	71	71
CSF Group Holdings, Inc., Common Equity	(l)	Capital Goods				173,900	174	122
Escape Velocity Holdings, Inc., Common Equity	(l)	Software & Services				7,725	77	147
Fairway Group Holdings Corp., Common Equity	(l)(t)	Food & Staples Retailing				71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(l)	Commercial & Professional Services				42,484,416	42,484	38,236
H.I.G. Empire Holdco, Inc., Common Equity	(l)	Retailing				206	614	607
Harvey Holdings, LLC, Common Equity	(l)	Capital Goods				2,000,000	2,000	4,300
Industrial Group Intermediate Holdings, LLC, Common Equity	(l)(n)	Materials				220,619	221	276
JMC Acquisition Holdings, LLC, Common Equity	(l)	Capital Goods				8,068	8,068	8,068
JSS Holdco, LLC, Net Profits Interest	(l)	Capital Goods				—	—	299
JW Aluminum Co., Common Equity	(l)	Materials				18	—	—
JW Aluminum Co., Preferred Equity		Materials	12.5% PIK		11/17/25	862	3,318	3,257
North Haven Cadence TopCo, LLC, Common Equity	(l)	Consumer Services				833,333	833	1,375
PDI Parent LLC, Common Equity	(l)	Capital Goods				923,077	923	923
Ridgeback Resources Inc., Common Equity	(j)(l)(r)	Energy				827,156	5,082	4,713
Roadhouse Holding Inc., Common Equity	(l)	Consumer Services				1,202,991	1,250	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				60	581	980
Sequential Brands Group, Inc., Common Equity	(l)(s)	Consumer Durables & Apparel				125,391	1,693	261
SSC Holdco Limited, Common Equity	(j)(l)	Health Care Equipment & Services				113,636	2,273	2,307
Sunnova Energy Corp., Common Equity	(l)	Energy				577,086	2,166	29
Sunnova Energy Corp., Preferred Equity	(l)	Energy				105,341	561	624
T1 Power Holdings LLC, Common Equity	(l)(n)	Energy				616,122	9,396	10,744
TE Holdings, LLC, Common Equity	(l)(n)	Energy				129,829	1,104	162
TE Holdings, LLC, Preferred Equity	(l)	Energy				86,061	859	645
Titan Energy, LLC, Common Equity	(l)(s)	Energy				72,739	2,299	80
Warren Resources, Inc., Common Equity	(l)(t)	Energy				998,936	4,695	3,996
White Star Petroleum Holdings, LLC, Common Equity	(l)(n)	Energy				1,738,244	1,478	999
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(l)	Software & Services				1,051,348	8,357	10,404
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(l)	Software & Services				956,233	8,357	9,145

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Zeta Interactive Holdings Corp., Warrants	(l)	Software & Services			4/20/27	143,435	$—	$500

Total Equity/Other							170,858	109,049

TOTAL INVESTMENTS—141.5%							$3,433,756	3,314,869

LIABILITIES IN EXCESS OF OTHER ASSETS—(41.5%)								(971,702)

NET ASSETS—100.0%								$2,343,167

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$437,855	$(1,560)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L” was 2.31%, and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2018, 83.7% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.5% of the Company’s total assets represented qualifying assets as of March 31, 2018.

(k)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

(l)	Security is non-income producing.

(m)	Security was on non-accrual status as of March 31, 2018.

(n)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of March 31, 2018, the fair value of securities rehypothecated by BNPP was $182,357.

(r)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.78 as of March 31, 2018.

(s)	Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

(t)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the three months ended March 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income(3)	PIK Income(3)		Fee Income(3)
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$5,004	$—	$—	$—	$—	$(359)	$4,645	$300		$—	$—
Aspect Software, Inc.	9,156	—	(64)	—	—	54	9,146	151		—	3
Aspect Software, Inc.(2)	(1,822)	—	—	—	—	—	(1,822)	—		—	2
Fairway Group Acquisition Co.	6,159	185	—	—	—	(1)	6,343	185		185	—
Fairway Group Acquisition Co.	903	—	—	—	—	(286)	617	—		—	—
Warren Resources, Inc.	18,372	28	(11,824)	—	—	(447)	6,129	310		28	473
Senior Secured Loans—Second Lien									—
Fairway Group Acquisition Co.	795	—	—	—	—	(251)	544	—		—	—
Equity/Other									—
Aspect Software Parent, Inc., Common Equity	—	—	—	—	—	—	—	—		—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—		—	—
Warren Resources, Inc., Common Equity	1,698	—	—	—	—	2,298	3,996	—		—	—

Total	$40,265	$213	$(11,888)	$—	$—	$1,008	$29,598	$946		$213	$478

(1)	Security includes a partially unfunded commitment with an amortized cost of $128 and a fair value of $119.
(2)	Security is an unfunded commitment with an amortized cost of $1,822 and a fair value of $0.
(3)	Interest income, PIK income and fee income presented for the full three months ended March 31, 2018.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.0%
5 Arch Income Fund 2, LLC	(j)(p)	Diversified Financials	10.5%		11/18/21	$104,385	$104,547	$104,385
5 Arch Income Fund 2, LLC	(j)(l)(p)	Diversified Financials	10.5%		11/18/21	28,615	28,615	28,615
Actian Corp.	(g)(i)	Software & Services	L+806	1.0%	6/30/22	21,333	21,333	21,600
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,834	17,834	18,146
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	50,108	50,108	50,860
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	9/30/21	884	884	866
Aspect Software, Inc.	(u)	Software & Services	L+1050	1.0%	5/25/18	5,004	5,004	5,004
Aspect Software, Inc.	(l)(u)	Software & Services	L+1050	1.0%	5/25/18	128	128	128
Aspect Software, Inc.	(f)(u)	Software & Services	L+1050	1.0%	5/25/20	9,899	9,899	9,156
Aspect Software, Inc.	(l)(u)	Software & Services	L+1200	1.0%	5/25/18	1,822	1,822	—
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+802	1.0%	12/29/22	42,667	42,667	42,667
ATX Networks Corp.	(h)(i)(j)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	9,649	9,561	9,589
ATX Networks Corp.	(g)(h)(i)(j)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	29,390	28,692	29,206
Avaya Inc.	(h)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	8,000	7,920	7,888
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	30,198	30,198	30,823
BMC Software Finance, Inc.	(l)	Software & Services	L+400		9/10/20	10,000	10,000	9,100
Borden Dairy Co.	(f)(g)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	48,125	48,125	48,111
Cactus Wellhead, LLC	(f)(i)	Energy	L+600	1.0%	7/31/20	11,365	10,909	11,384
CEVA Group Plc	(j)(l)	Transportation	L+500		3/19/19	15,000	14,350	14,062
ConnectiveRx, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+828	1.0%	11/25/21	157,004	157,004	157,067
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	1,478	1,478	1,465
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	11/1/21	1,130	1,131	1,121
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	20,806	20,806	20,624
CSafe Acquisition Co., Inc.	(l)	Capital Goods	L+725	1.0%	10/31/23	11,165	11,165	11,068
Dade Paper & Bag, LLC	(g)(i)	Capital Goods	L+750	1.0%	6/10/24	44,589	44,589	46,150
Elo Touch Solutions, Inc.	(h)	Technology Hardware & Equipment	L+600	1.0%	10/25/23	4,267	4,225	4,277
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,550	44,550	44,995
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	6,159	6,159	6,159
Fairway Group Acquisition Co.	(m)(n)(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	4,015	3,916	903
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,680	1,680	1,679
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	13,000	13,000	12,837
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	19,015	19,054	19,038
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,500
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	29,467	29,467	29,762
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	7,518	7,518	7,594
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,391

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.		Capital Goods	L+946	1.0%	3/26/21	$9,643	$9,643	$9,209
Hudson Technologies Co.	(g)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	7,989	7,989	8,099
Hudson Technologies Co.	(j)(l)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,902	1,902	1,928
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,160	6,160	6,155
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)	Materials	L+700	1.0%	11/30/24	77,000	77,000	77,015
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,746	10,746	10,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+854	1.0%	11/6/21	114,086	114,086	115,940
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,742	65,147	66,761
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,186
Kodiak BP, LLC	(f)(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	68,348	68,348	68,519
Kodiak BP, LLC	(l)	Capital Goods	L+725	1.0%	12/1/24	19,697	19,697	19,746
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	36,118	36,118	36,524
Logan’s Roadhouse, Inc.		Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	1,256	1,256	1,256
Logan’s Roadhouse, Inc.	(l)	Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	202	204	202
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	3,075	3,075	3,075
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	5/5/21	8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,044
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+810	1.0%	9/2/22	22,149	22,149	22,564
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	2,833	2,833	2,886
Panda Temple Power, LLC	(m)(n)	Energy	L+625	1.0%	3/6/22	24,808	21,322	18,048
Panda Temple Power, LLC		Energy	L+900	1.0%	4/28/18	943	943	944
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,297
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/19/22	18,920	18,920	19,583
Polymer Additives, Inc.	(f)(h)	Materials	L+834	1.0%	12/19/22	21,623	21,623	22,056
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	19,952	19,952	20,252
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	68,958
Propulsion Acquisition, LLC	(f)(h)(i)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	60,966	59,633	60,356
Quest Software US Holdings Inc.	(h)	Software & Services	L+550	1.0%	10/31/22	5,867	5,838	5,971
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	99,094	99,094	99,931
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+858	1.0%	9/25/21	151,900	151,900	151,900
Safariland, LLC	(f)(h)	Capital Goods	L+768	1.1%	11/18/23	42,893	42,893	43,483
Safariland, LLC	(l)	Capital Goods	L+725	1.1%	11/18/23	11,566	11,566	11,725
Sequel Youth and Family Services, LLC	(f)(g)	Health Care Equipment & Services	L+778	1.0%	9/1/22	15,294	15,294	15,435
Sequel Youth and Family Services, LLC	(l)	Health Care Equipment & Services	L+700	1.0%	9/1/22	765	765	772
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	128,439	128,439	127,154
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,849	4,838	4,889

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Specialty Building Products Holdings, LLC	(h)	Capital Goods	L+600	1.0%	10/26/23	$9,538	$9,213	$9,574
SSC (Lux) Limited S.Ã r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,364
Strike, LLC		Energy	L+800	1.0%	5/30/19	3,734	3,687	3,752
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	3,015	2,939	3,060
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,685
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+700	1.0%	9/30/21	24,822	24,600	23,022
SunGard Availability Services Capital, Inc.	(k)	Software & Services	L+1000	1.0%	10/1/22	2,500	2,375	2,405
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,226	17,226	17,571
Trace3, LLC	(f)	Software & Services	L+775	1.0%	6/6/23	12,438	12,438	12,733
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	10,537	10,537	10,563
USI Senior Holdings, Inc.	(f)	Capital Goods	L+779	1.0%	1/5/22	5,144	5,144	5,173
USI Senior Holdings, Inc.	(l)	Capital Goods	L+725	1.0%	1/5/22	1,047	1,047	1,053
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	742	740	730
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,924	17,924	18,372
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,032	33,032	33,651
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	57,358	57,358	58,218
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	10,892	10,892	11,056

Total Senior Secured Loans—First Lien							$2,413,551	$2,423,047
Unfunded Loan Commitments							(200,603)	(200,603)

Net Senior Secured Loans—First Lien							2,212,948	2,222,444

Senior Secured Loans—Second Lien—11.0%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,844	24,844	23,621
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	4,522	4,522	4,256
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	3,330	3,220	3,409
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,905	8,916
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	165	154	163
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	2,901	2,709	2,915
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,331	169
Fairway Group Acquisition Co.	(m)(n)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,531	3,436	795
Fieldwood Energy LLC	(m)(n)	Energy	L+713	1.3%	9/30/20	5,011	4,127	1,679
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	10,000	9,642	9,988
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,005	1,890
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	779	779	791

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	$3,953	$3,930	$1,817
LTI Holdings, Inc.	(i)	Materials	L+875	1.0%	5/16/25	9,259	9,087	9,421
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,402	128,329	129,284
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,951	19,980
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,211	4,466
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	38,598	33,110	20,469
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,269	1,212

Total Senior Secured Loans—Second Lien							298,561	261,239

Senior Secured Bonds—2.5%
Avantor, Inc.	(e)	Materials	6.0%		10/1/24	1,361	1,361	1,363
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	1,333	1,333	1,343
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	13,257
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,992
Global A&T Electronics Ltd.	(e)(j)(m)(n)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,179	11,635
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	330	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,551	11,820
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	3,175	3,175	3,175
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	4,500	4,500	4,558

Total Senior Secured Bonds							60,168	60,478

Subordinated Debt—28.8%
Ascent Resources Utica Holdings, LLC	(e)(r)	Energy	10.0%		4/1/22	30,000	30,000	32,420
Avantor, Inc.	(e)(g)(i)	Materials	9.0%		10/1/25	52,500	52,502	52,205
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,894	9,550
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,243	10,403
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,193	20,731
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	39,014	37,733	36,917
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,417	96,707
Coveris Holdings S.A.	(e)(i)(j)	Materials	7.9%		11/1/19	64,255	63,530	64,135
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(n)	Energy	8.0%		4/15/19	2,150	2,028	1,097
Exterran Energy Solutions, L.P.	(e)(j)(r)	Capital Goods	8.1%		5/1/25	7,714	7,714	8,331
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,115	$1,115	$1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,069
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	69,760	69,760	70,980
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,409	11,409	11,609
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,975	5,975	6,079
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	14,608	14,608	14,864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	9,047	9,047	9,205
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,370	13,371	13,604
Great Lakes Dredge & Dock Corp.	(e)(j)	Capital Goods	8.0%		5/15/22	8,352	8,366	8,773
Greystone Mezzanine Equity Member Corp.	(j)	Diversified Financials	L+650	4.5%	9/15/25	2,680	2,680	2,680
Greystone Mezzanine Equity Member Corp.	(j)(l)	Diversified Financials	L+650	4.5%	9/15/25	50,320	50,320	50,320
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	29,228	19,667
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,065	2,461
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	73,286	73,162	67,162
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	47,859	47,506	50,760
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	143	143	159
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,312	9,320
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	12,157	10,230
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	36,050	33,775	35,509

Total Subordinated Debt							740,986	737,541
Unfunded Debt Commitments							(50,320)	(50,320)

Net Subordinated Debt							690,666	687,221

Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	695	731
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.8%		1/25/27	8,310	6,002	6,831

Total Collateralized Securities							6,697	7,562

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—4.3%
5 Arches, LLC, Common Equity	(j)(o)	Diversified Financials				70,000	$1,750	$1,750
ACP FH Holdings GP, LLC, Common Equity	(m)	Consumer Durables & Apparel				11,429	11	9
ACP FH Holdings, LP, Common Equity	(m)	Consumer Durables & Apparel				1,131,428	1,132	860
Altus Power America Holdings, LLC, Common Equity	(m)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(q)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	955
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(m)	Software & Services				48,325	1,377	1,324
Aspect Software Parent, Inc., Common Equity	(m)(u)	Software & Services				1,142,735	53,808	—
ATX Holdings, LLC, Common Equity	(j)(m)	Technology Hardware & Equipment				83,488	134	96
Chisholm Oil and Gas, LLC, Series A Units	(m)(o)	Energy				70,947	71	70
CSF Group Holdings, Inc., Common Equity	(m)	Capital Goods				173,900	174	122
Escape Velocity Holdings, Inc., Common Equity	(m)	Software & Services				7,725	77	182
Fairway Group Holdings Corp., Common Equity	(m)(u)	Food & Staples Retailing				71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(m)	Commercial & Professional Services				42,484,416	42,484	38,236
H.I.G. Empire Holdco, Inc., Common Equity	(m)	Retailing				206	614	613
Harvey Holdings, LLC, Common Equity	(m)	Capital Goods				2,000,000	2,000	5,100
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials				220,619	221	331
JMC Acquisition Holdings, LLC, Common Equity	(m)	Capital Goods				8,068	8,068	10,932
JSS Holdco, LLC, Net Profits Interest	(m)	Capital Goods				—	—	452
JW Aluminum Co., Common Equity	(m)	Materials				18	—	—
JW Aluminum Co., Preferred Equity	(m)	Materials				83	294	827
North Haven Cadence TopCo, LLC, Common Equity	(m)	Consumer Services				833,333	833	1,292
PDI Parent LLC, Common Equity	(m)	Capital Goods				923,077	923	969
Ridgeback Resources Inc., Common Equity	(j)(m)(s)	Energy				827,156	5,082	5,022
Roadhouse Holding Inc., Common Equity	(m)	Consumer Services				1,202,991	1,250	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				60	600	913
SandRidge Energy, Inc., Common Equity	(e)(j)(m)(t)	Energy				253,009	5,647	5,331
Sequential Brands Group, Inc., Common Equity	(m)(t)	Consumer Durables & Apparel				125,391	1,693	223
SSC Holdco Limited, Common Equity	(j)(m)	Health Care Equipment & Services				113,636	2,273	2,716
Sunnova Energy Corp., Common Equity	(m)	Energy				577,086	2,166	—
Sunnova Energy Corp., Preferred Equity	(m)	Energy				105,341	561	425
TE Holdings, LLC, Common Equity	(m)(o)	Energy				129,829	1,104	211
TE Holdings, LLC, Preferred Equity	(m)	Energy				86,061	859	818
Titan Energy, LLC, Common Equity	(m)(t)	Energy				72,739	2,299	111
Warren Resources, Inc., Common Equity	(m)(u)	Energy				998,936	4,695	1,698
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy				1,738,244	1,478	1,304
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(m)	Software & Services				1,051,348	8,357	10,200
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(m)	Software & Services				956,233	8,357	8,922

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(m)	Software & Services				143,435	$—	$499

Total Equity/Other							164,105	102,582

TOTAL INVESTMENTS—139.9%							$3,433,145	3,341,526

LIABILITIES IN EXCESS OF OTHER ASSETS—(39.9%)								(952,802)

NET ASSETS—100.0%								$2,388,724

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$340,523	$(3,756)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8).

(f)	Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 8).

(i)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, 86.1% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.9% of the Company’s total assets represented qualifying assets as of December 31, 2017.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

(k)	Position or portion thereof unsettled as of December 31, 2017.

(l)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(m)	Security is non-income producing.

(n)	Security was on non-accrual status as of December 31, 2017.

(o)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of December 31, 2017, the fair value of securities rehypothecated by BNPP was $185,262.

(s)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.80 as of December 31, 2017.

(t)	Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the year ended December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in-Kind Interest	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	PIK Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$2,703	$(899)	$—	$—	$5,004	$1,151	$—	$51
Aspect Software, Inc.	10,270	—	(257)	—	(857)	9,156	453	—	90
Aspect Software, Inc.(2)	—	—			(1,822)	(1,822)	21	—	63
Fairway Group Acquisition Co.	5,687	528	—	—	(56)	6,159	132	528	—
Fairway Group Acquisition Co.	3,306	283	—	—	(2,686)	903	—	283	—
Warren Resources, Inc.(2)	17,744	180	—	—	448	18,372	1,845	180	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	2,595	272	—	—	(2,072)	795	—	272	—
Equity/Other					—
Aspect Software, Inc., Common Equity	59,634	270	—	811	(60,715)	—	—	—	—
Fairway Group Acquisition Co., Common Equity	1,858	—	—	—	(1,858)	—	—	—	—
Warren Resources, Inc., Common Equity	4,295	—	—	—	(2,597)	1,698	—	—	—

Total	$108,589	$4,236	$(1,156)	$811	$(72,215)	$40,265	$3,602	$1,263	$204

(1)	Security includes a partially unfunded commitment with an amortized cost of $128 and a fair value of $128.
(2)	Security includes a partially unfunded commitment with an amortized cost of $1,822 and a fair value of $0.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2018, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2018. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

As the Company previously announced on April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC III Advisor, LLC, or FSIC III Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company on April 9, 2018, the Company entered into an investment advisory and administrative services agreement, or the FS/KKR Advisor investment advisory and administrative services agreement, with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and by KKR Credit Advisors (US), LLC, or KKR Credit, pursuant to which FS/KKR Advisor acts as investment adviser to the Company. The FS/KKR Advisor investment advisory and administrative services agreement replaced the amended and restated investment advisory and administrative services agreement, dated August 6, 2014, or the FSIC III Advisor investment advisory and administrative services agreement, by and between the Company and FSIC III Advisor. See Note 11 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: Pursuant to the terms of the FSIC III investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FSIC III Advisor investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

The Company “looks through” its total return swap, or TRS, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC III Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC III Advisor with respect to realized gains. See Note 8 for additional information regarding the TRS.

See Note 11 for information relating to the incentive fee on capital gains under the FS/KKR Advisor investment advisory and administrative services agreement.

Subordinated Income Incentive Fee: Pursuant to the terms of the FSIC III Advisor investment advisory and administrative services agreement, FSIC III Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan, or DRP) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC III Advisor will not earn this part of the incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

fee net investment income in any quarter exceeds the hurdle rate, FSIC III Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC III Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

See Note 11 for information relating to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement.

Offering Costs: Offering costs primarily included, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock. Historically, the Company has charged offering costs against capital in excess of par value on its consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, the Company changed its accounting treatment of offering costs to defer and amortize such costs to expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Following the closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs that had not been amortized were expensed.

Partial Loan Sales: The Company followed the guidance in ASC Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings were carried at fair value to correspond with the related investments, which were carried at fair value. See Note 8 for additional information.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which the Company has applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

For the three months ended March 31, 2018, the Company recognized $1,521 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2018.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	5,567,346	$47,979
Reinvestment of Distributions	2,919,541	24,279	2,849,070	24,568

Total Gross Proceeds	2,919,541	24,279	8,416,416	72,547
Share Repurchase Program	(2,986,249)	(24,935)	(1,536,048)	(13,133)

Net Proceeds from Share Transactions	(66,708)	$(656)	6,880,368	$59,414

During the period from April 1, 2018 to May 14, 2018, the Company issued 960,273 shares of common stock pursuant to its DRP at an average price per share of $8.25 (totaling $7,922). For additional information regarding the terms of the DRP, see Note 5.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of common stock under the DRP and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 10, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the DRP during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the institutional offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of its common stock at a price equal to the price at which shares of its common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. See Note 4 for additional information regarding the institutional offering price and note 5 for additional information regarding the DRP.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2018 and 2017:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.55	$13,133
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935

(1)	On October 13, 2017, and in connection with the closing of its continuous public offering, the Company amended the terms of its share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, the Company offered to repurchase common shares at a repurchase price equal to the institutional offering price in effect on the date of repurchase.

On April 2, 2018, the Company repurchased 2,943,198 shares of common stock (representing approximately 28% of the shares of common stock tendered for repurchase and 1.01% of the shares outstanding as of such date) at $8.25 per share for aggregate consideration totaling $24,281.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the FSIC III Advisor investment advisory and administrative services agreement, FSIC III Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the FSIC III Advisor investment advisory and administrative services agreement on April 2, 2014, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective February 3, 2017, FSIC III Advisor has contractually agreed to permanently waive 0.25% of the base management fee to which it is entitled under the FSIC III Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the Company’s average weekly gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC III Advisor may be entitled to under the FSIC III Advisor investment advisory and administrative services agreement.

Pursuant to the investment sub-advisory agreement, GDFM is entitled to receive 50% of all management and incentive fees payable to FSIC III Advisor under the FSIC III Advisor investment advisory and administrative services agreement with respect to each year.

The Company reimburses FSIC III Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC III Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or FS Investments, providing administrative services to the Company on behalf of FSIC III Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC III Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC III Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC III Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC III Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC III Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC III Advisor.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company were deferred and amortized to expense over twelve months. Following the closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs were expensed (see Note 2).

Since June 7, 2013 (Inception) through December 31, 2014, FS Investments funded $3,801 in organization and offering costs, all of which were reimbursed during the period from April 2, 2014 (Commencement of Operations) through December 31, 2014. The reimbursements were recorded as a reduction of capital. As of March 31, 2018, no amounts remain reimbursable to FSIC III Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering was FS Investment Solutions, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel constituted the majority of shares sold in the Company’s continuous public offering. Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with shares of the Company’s common stock sold pursuant to its continuous public offering and, as a result, no selling commissions or dealer manager fees were paid to the dealer

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

manager from that date forward. The price at which shares of the Company’s common stock were sold following the IBD Channel Closing is referred to as the institutional offering price. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.

The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the three months ended March 31, 2018 and 2017:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2018	2017
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,693	$17,112
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$1,623	$9,619
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$854	$819
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$—	$447

(1)	FSIC III Advisor has contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC III Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three months ended March 31, 2018 and 2017 are net of waivers of $2,385 and $1,504, respectively. During the three months ended March 31, 2018 and 2017, $17,015 and $17,823, respectively, in base management fees were paid to FSIC III Advisor. As of March 31, 2018, $16,693 in net base management fees were payable to FSIC III Advisor.
(2)	During the three months ended March 31, 2018 and 2017, $14,487 and $12,323, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of March 31, 2018, a subordinated incentive fee on income of $1,623 was payable to FSIC III Advisor.
(3)	During the three months ended March 31, 2018 and 2017, $668 and $802, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the remainder related to other reimbursable expenses. The Company paid $465 and $669 in administrative services expenses to FSIC III Advisor during the three months ended March 31, 2018 and 2017, respectively.
(4)	During the three months ended March 31, 2018 and 2017, the Company incurred offering costs of $0 and $576, respectively, of which $0 and $447, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

See Note 11 for information relating to the compensation of FS/KKR Advisor under the FS/KKR Advisor investment advisory and administrative services agreement.

Potential Conflicts of Interest

The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.

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

The expense reimbursement agreement was terminated on April 9, 2018. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of such agreement. As of March 31, 2018, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Benefit Trust

FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the three months ended March 31, 2018 and 2017, FS Trust did not purchase any shares of the Company’s common stock.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17499	$48,011
Fiscal 2018
March 31, 2018	$0.17499	$50,490

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 6, 2018 and May 10, 2018, the Company’s board of directors declared regular monthly cash distributions for April 2018 through June 2018 and July 2018 through September 2018, respectively, each in the amount of $0.058331 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the DRP so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the DRP.

On October 13, 2017, the Company amended and restated its DRP, or the amended DRP, which first applied to the reinvestment of cash distributions paid on or after November 29, 2017. Under the original DRP, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to the institutional offering price in effect on the date of issuance. Under the amended DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion,

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the three months ended March 31, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	50,490	100%	48,011	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$50,490	100%	$48,011	100%

(1)	During the three months ended March 31, 2018 and 2017, 91.4% and 91.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.0% and 2.1%, respectively, was attributable to non-cash accretion of discount and 7.6% and 6.9%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2018 and 2017 was $52,104 and $46,093, respectively. As of March 31, 2018 and December 31, 2017, the Company had $18,953 and $17,339, respectively, of undistributed net investment income and $75,325 and $54,056, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the inclusion of a portion of the periodic net settlement payments due on the TRS in tax-basis net investment income and the accretion of discount on the TRS.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
GAAP-basis net investment income	$48,056	$44,098
Reclassification of unamortized original issue discount and prepayment fees	(1,089)	(4,137)
Tax-basis net investment income portion of total return swap payments	3,674	4,960
Accretion of discount on total return swap	362	869
Other miscellaneous differences	1,101	303

Tax-basis net investment income	$52,104	$46,093

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

As of March 31, 2018 and December 31, 2017, the components of accumulated earnings (deficit) on a tax basis were as follows:

	March 31, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$18,953	$17,339
Accumulated capital losses(1)	(75,325)	(54,056)
Other temporary differences	(185)	(189)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap and gain/loss on foreign currency(2)	(124,531)	(103,759)

Total	$(181,088)	$(140,665)

(1)	Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $0 and $75,325, respectively.
(2)	As of March 31, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS and gain on foreign currency was $55,906 and $65,093, respectively, and the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS and loss on foreign currency was $180,437 and $168,852, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,437,990 and $3,441,720 as of March 31, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $(124,531) and $(103,759) as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Company had total deferred tax assets of $1,141 and $1,384, respectively, comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, net operating loss carryforward and capital loss carryforward. As of March 31, 2018 and December 31, 2017, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax assets, therefore, the deferred tax assets were offset by valuation allowances of $1,141 and $1,384, respectively. During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not record provisions for taxes related to its wholly-owned taxable subsidiary.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,229,046	$2,230,475	67%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	298,843	252,289	8%	298,561	261,239	8%
Senior Secured Bonds	58,805	58,306	2%	60,168	60,478	2%
Subordinated Debt	669,668	657,346	20%	690,666	687,221	21%
Collateralized Securities	6,536	7,404	0%	6,697	7,562	0%
Equity/Other	170,858	109,049	3%	164,105	102,582	3%

Total	$3,433,756	$3,314,869	100%	$3,433,145	$3,341,526	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $437,855 and $434,665, respectively, as of March 31, 2018 and $340,523 and $334,647, respectively, as of December 31, 2017.

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,608,104	$2,606,215	70%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	357,640	311,214	8%	362,283	325,244	9%
Senior Secured Bonds	58,805	58,306	2%	60,168	60,478	1%
Subordinated Debt	669,668	657,346	17%	690,666	687,221	19%
Collateralized Securities	6,536	7,404	0%	6,697	7,562	0%
Equity/Other	170,858	109,049	3%	164,105	102,582	3%

Total	$3,871,611	$3,749,534	100%	$3,773,668	$3,676,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2018, the Company did not “control” any of its portfolio companies. As of March 31, 2018, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (t) to the unaudited consolidated schedule of investments as of March 31, 2018 in this quarterly report on Form 10-Q.

As of December 31, 2017, the Company did not “control” any of its portfolio companies. As of December 31, 2017, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2017 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2018, the Company had twenty-one unfunded debt investments with aggregate unfunded commitments of $221,147, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2017, the Company had twenty-three unfunded debt investments with aggregate unfunded commitments of $250,923, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2018 and audited consolidated schedule of investments as of December 31, 2017.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$9,674	0%	$7,920	0%
Capital Goods	590,750	18%	537,439	16%
Commercial & Professional Services	447,526	14%	478,578	14%
Consumer Durables & Apparel	149,186	5%	148,917	4%
Consumer Services	237,336	7%	251,626	8%
Diversified Financials	262,703	8%	229,010	7%
Energy	208,686	6%	279,844	8%
Food & Staples Retailing	7,504	0%	7,857	0%
Food, Beverage & Tobacco	48,539	1%	48,111	1%
Health Care Equipment & Services	322,376	10%	321,520	10%
Insurance	34,848	1%	36,480	1%
Materials	260,821	8%	258,634	8%
Media	204,673	6%	207,327	6%
Retailing	99,571	3%	96,411	3%
Semiconductors & Semiconductor Equipment	11,568	0%	11,635	0%
Software & Services	324,796	10%	322,869	10%
Technology Hardware & Equipment	48,247	1%	51,056	2%
Telecommunication Services	25,952	1%	26,029	1%
Transportation	20,113	1%	20,263	1%

Total	$3,314,869	100%	$3,341,526	100%

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

As of March 31, 2018 and December 31, 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2018 (Unaudited)		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$341	$—	$5,665	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,314,528	(1,560)	3,335,861	(3,756)

Total	$3,314,869	$(1,560)	$3,341,526	$(3,756)

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

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.

The Company values the TRS in accordance with the agreements between Center City Funding LLC, or Center City Funding, and Citibank N.A., or Citibank, that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the TRS.

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

The following is a reconciliation for the three months ended March 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$687,221	$7,562	$96,917	$3,335,861
Accretion of discount (amortization of premium)	355	217	13	548	—	—	1,133
Net realized gain (loss)	(3,317)	(3,199)	(1,064)	(14,396)	—	—	(21,976)
Net change in unrealized appreciation (depreciation)	(8,067)	(9,232)	(809)	(8,877)	3	(609)	(27,591)
Purchases	137,699	9,849	11,525	6,623	—	12,154	177,850
Paid-in-kind interest	635	420	96	4,972	—	265	6,388
Sales and repayments	(119,274)	(7,005)	(11,933)	(18,745)	(161)	(19)	(157,137)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,230,475	$252,289	$58,306	$657,346	$7,404	$108,708	$3,314,528

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(9,076)	$(11,278)	$(1,353)	$(19,042)	$3	$159	$(40,587)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337
Accretion of discount (amortization of premium)	1,283	1,996	247	871	(92)	—	4,305
Net realized gain (loss)	520	174	1,363	1,044	—	811	3,912
Net change in unrealized appreciation (depreciation)	4,740	(356)	172	9,129	223	(9,315)	4,593
Purchases	199,924	9,440	44,015	81,467	—	3,567	338,413
Paid-in-kind interest	338	1,309	—	4,282	—	—	5,929
Sales and repayments	(92,859)	(35,371)	(34,209)	(45,092)	—	—	(207,531)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,249,875	$212,485	$96,252	$666,143	$7,458	$155,745	$3,387,958

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,859	$1,571	$1,515	$10,002	$223	$(9,997)	$12,173

The following is a reconciliation for the three months ended March 31, 2018 and 2017 of the secured borrowing and total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:

	Secured Borrowing		Total Return Swap
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017
Fair value at beginning of period	$—	$(14,040)	$(3,756)	$11,403
Amortization of premium (accretion of discount)	—	(7)	—	—
Net realized gain (loss)	—	—	5,285	6,240
Net change in unrealized appreciation (depreciation)	—	(45)	2,196	1,124
Proceeds	—	—	—	—
Sales and repayments	—	—	(5,285)	(6,240)
Net transfers in or out of Level 3	—	—	—	—

Fair value at end of period	$—	$(14,092)	$(1,560)	$12,527

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing and the total return swap still held at the reporting date	$—	$(45)	$2,196	$1,124

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2018 and December 31, 2017 were as follows:

Type of Investment	Fair Value at March 31, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,929,137	Market Comparables	Market Yield (%)	6.8% - 15.6%	9.9%
			EBITDA Multiples (x)	5.8x - 9.0x	7.5x
	136,807	Other(2)	Other	N/A	N/A
	164,531	Market Quotes	Indicative Dealer Quotes	14.0% - 102.3%	97.0%
Senior Secured Loans—Second Lien	180,566	Market Comparables	Market Yield (%)	9.0% - 18.5%	17.1%
			EBITDA Multiples (x)	5.8x - 6.8x	6.3x
	6,344	Other(2)	Other	N/A	N/A
	65,379	Market Quotes	Indicative Dealer Quotes	7.6% - 102.7%	86.6%
Senior Secured Bonds	8,570	Market Comparables	Market Yield (%)	9.1% - 12.5%	10.5%
			EBITDA Multiples (x)	4.5x - 5.0x	4.8x
			Production Multiples (Mboe/d)	$41,000.0 - $43,500.0	$42,250.0
			Proved Reserves Multiples (Mmboe)	$13.5 - $14.5	$14.0
			PV-10 Multiples (x)	1.0x - 1.0x	1.0x
	49,736	Market Quotes	Indicative Dealer Quotes	86.3% - 109.2%	99.5%
Subordinated Debt	148,126	Market Comparables	Market Yield (%)	11.6% - 20.3%	14.6%
			EBITDA Multiples (x)	10.8x - 11.3x	11.0x
	509,220	Market Quotes	Indicative Dealer Quotes	47.5% - 108.5%	97.1%
Collateralized Securities	7,404	Market Quotes	Indicative Dealer Quotes	80.3% - 100.2%	82.3%
Equity/Other	69,834	Market Comparables	Market Yield (%)	16.0% - 16.5%	16.3%
			EBITDA Multiples (x)	4.5x - 27.8x	11.5x
			Production Multiples (Mboe/d)	$37,500.0 - $43,500.0	$41,637.6
			Proved Reserves Multiples (Mmboe)	$8.5 - $14.5	$13.1
			PV-10 Multiples (x)	1.0x - 1.5x	1.1x
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
		Option Valuation Model	Volatility (%)	30.0%	30.0%
	27,323	Other(2)	Other	N/A	N/A
	11,551	Market Quotes	Indicative Dealer Quotes	1.0% - 18.5%	16.7%

Total	$3,314,528

Total Return Swap	$(1,560)	Market Quotes	Indicative Dealer Quotes	56.5% - 101.7%	98.1%

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,893,151	Market Comparables	Market Yield (%)	4.8% - 14.0%	9.6%
			EBITDA Multiples (x)	5.0x - 7.5x	7.2x
	128,916	Other(2)	Other	N/A	N/A
	200,377	Market Quotes	Indicative Dealer Quotes	20.0% - 102.1%	95.8%
Senior Secured Loans—Second Lien	200,702	Market Comparables	Market Yield (%)	8.3% - 20.7%	15.4%
			EBITDA Multiples (x)	5.0x - 6.5x	6.2x
	60,537	Market Quotes	Indicative Dealer Quotes	9.4% - 103.3%	81.7%
Senior Secured Bonds	9,411	Market Comparables	Market Yield (%)	7.7% - 12.3%	10.0%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	11,635	Other(2)	Other	N/A	N/A
	39,432	Market Quotes	Indicative Dealer Quotes	95.5% - 109.0%	101.6%
Subordinated Debt	137,741	Market Comparables	Market Yield (%)	11.6% - 14.8%	14.4%
			EBITDA Multiples (x)	10.5x - 11.0x	10.8x
	549,480	Market Quotes	Indicative Dealer Quotes	50.0% - 108.5%	98.4%
Collateralized Securities	7,562	Market Quotes	Indicative Dealer Quotes	82.2% - 100.2%	83.9%
Equity/Other	72,394	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	11.4x
			Production Multiples (Mboe/d)	$42,250.0 - $51,250.0	$44,839.6
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.3	$10.6
			PV-10 Multiples (x)	0.8x - 2.4x	1.1x
		Option Valuation Model	Volatility (%)	30.0%	30.0%
	23,494	Other(2)	Other	N/A	N/A
	1,029	Market Quotes	Indicative Dealer Quotes	1.6% - 9.5%	7.9%

Total	$3,335,861

Total Return Swap	$(3,756)	Market Quotes	Indicative Dealer Quotes	58.3% - 101.5%	96.7%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services, with the exception of investments in the Total Return Swap, which was valued by using the bid price from dealers on the date of the relevant period end. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 and the additional disclosure set forth in this Note 8.

	As of March 31, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	December 26, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Citibank Total Return Swap	Total Return Swap	L+1.55%	$437,855	$62,145	N/A(3)

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	September 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Citibank Total Return Swap	Total Return Swap	L+1.55%	$340,523	$159,477	N/A(4)

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2018 and December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before June 30, 2018, or by Citibank on or after June 30, 2018, in each case, in whole or in part, upon prior written notice to the other party.
(4)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before March 31, 2018, or by Citibank on or after March 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

For the three months ended March 31, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2018			2017
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$1,593	$—	$1,593	$1,190	$25	$1,215
Deutsche Bank Credit Facility	3,682	230	3,912	2,334	225	2,559
JPM Credit Facility	4,354	36	4,390	3,690	35	3,725
Goldman Facility	3,121	98	3,219	2,623	98	2,721
Capital One Credit Facility	1,510	68	1,578	1,333	68	1,401
Partial Loan Sale(3)	—	—	—	192	7	199

Total	$14,260	$432	$14,692	$11,362	$458	$11,820

(1)	Borrowings of each of the Company’s wholly-owned financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
(3)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

For the three months ended March 31, 2018 and 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2018				2017
Arrangement	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)
BNP Facility(2)	$2,043	$187,700	3.78%	3.40%	$1,130	$187,700	2.62%	2.53%
Deutsche Bank Credit Facility(3)	3,452	350,000	4.22%	4.21%	2,040	252,048	3.45%	3.71%
JPM Credit Facility(3)	4,091	400,000	4.40%	4.35%	3,608	400,000	3.71%	3.69%
Goldman Facility(3)	2,959	300,000	4.22%	4.16%	2,590	300,000	3.52%	3.50%
Capital One Credit Facility(3)	1,487	150,000	4.02%	4.02%	1,303	150,000	3.37%	3.55%
Partial Loan Sale(3)	—	—	—	—	196	13,929	5.53%	5.50%

Total/Average	$14,032	$1,387,700	4.19%	4.11%	$10,867	$1,303,677	3.44%	3.49%

(1)	Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any. If applicable, the weighted average interest rate presented for periods of less than one year is annualized.
(2)	Interest is paid monthly in arrears.
(3)	Interest is paid quarterly in arrears.

BNP Facility

On October 17, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Burholme Funding LLC, or Burholme Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNPP. Under the terms of the BNP facility, as amended, the maximum committed financing available to Burholme Funding is $250,000, the interest rate payable on borrowings under the committed facility agreement is three-month LIBOR plus 125 basis points and the commitment fee payable under the committed facility agreement is (a) 65 basis points on unused amounts so long as 75% or more of the facility amount is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount is utilized.

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

The Company incurred costs in connection with obtaining the BNP facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the BNP facility. As of March 31, 2018, all of such deferred financing costs had been amortized to interest expense.

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

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of March 31, 2018, $920 of such deferred financing costs had yet to be amortized to interest expense.

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

The Company incurred costs in connection with obtaining the JPM credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM credit facility. As of March 31, 2018, $160 of such deferred financing costs had yet to be amortized to interest expense.

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

As of March 31, 2018 and December 31, 2017, notes in an aggregate principal amount of $500,000 and $500,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $300,000 and $300,000, respectively. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of March 31, 2018 and December 31, 2017, Society Hill Funding’s liability under the Goldman facility was $300,000 and $300,000, respectively, plus $2,638 and $2,476, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.

As of March 31, 2018 and December 31, 2017, the fair value of assets held by Germantown Funding was $617,083 and $621,109, respectively.

The Company incurred costs in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of March 31, 2018, $513 of such deferred financing costs had yet to be amortized to interest expense.

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

The Company incurred costs in connection with obtaining the Capital One credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Capital One credit facility. As of March 31, 2018, $656 of such deferred financing costs had yet to be amortized to interest expense.

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

Citibank Total Return Swap

Counterparty	Description	Termination Date	Value as of March 31, 2018
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after June 30, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank.	$(1,560)

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $100,000, initially, to $500,000 and extend the date that Citibank may terminate the TRS to any time on or after June 30, 2018.

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

Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter party, it could be offset with the TRS. As of March 31, 2018 and December 31, 2017, there were no other contracts to offset the TRS.

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

Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 30, 2018. Such monthly payments will equal the present value of the product of (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($500,000), multiplied by (z) 1.55% per annum, as applicable.

Center City Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time prior to the date 90 days before June 30, 2018. If the TRS had been terminated as of March 31, 2018, Center City Funding would not have been required to pay an early termination fee. Other than during the first 90 days and last 90 days of the term of the TRS, Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.

As of March 31, 2018 and December 31, 2017, the fair value of the TRS was $(1,560) and $(3,756), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of March 31, 2018 and December 31, 2017, the receivable due on the TRS was $1,116 and $1,107, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of March 31, 2018 and December 31, 2017, the Company posted $108,016 and $98,005, respectively, in cash collateral held by Citibank (of which only $99,416 and $80,867, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

For the three months ended March 31, 2018 and 2017, transactions in the TRS resulted in net realized gain (loss) on total return swap of $5,285 and $6,240, respectively, and unrealized appreciation (depreciation) on total return swap of $2,196 and $1,124, respectively, which are reflected in the Company’s consolidated statements of operations.

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

The following is a summary of the underlying loans subject to the TRS as of March 31, 2018:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	$7,171	$7,075	$(96)
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	3,310	3,480	170
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	3,000	240
ATS Consolidated, Inc.	Technology Hardware & Equipment	L+375	1.0%	2/28/25	5,528	5,601	73
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	4,740	4,342	(398)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	7,563	7,035	(528)
Avantor, Inc.	Materials	L+400	1.0%	11/21/24	19,626	19,612	(14)
Avaya Inc.(4)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	14,813	15,056	243
BBB Industries US Holdings, Inc.	Automobiles & Components	L+450	1.0%	11/3/21	7,294	7,499	205
Brand Energy & Infrastructure Services, Inc.	Energy	L+425	1.0%	6/21/24	10,062	10,056	(6)
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	8,888	23
Confie Seguros Holding II Co.(3)	Insurance	L+525	1.0%	4/19/22	6,843	6,904	61
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,175	10,599	(576)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	26,890	27,994	1,104
Elo Touch Solutions, Inc.(4)	Technology Hardware & Equipment	L+600	1.0%	10/25/23	7,913	8,033	120

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	$8,817	$8,839	$22
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,183	4,609	(2,574)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,414	8,916	(498)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	14,775	15,000	225
Intelsat Jackson Holdings S.A.(3)	Telecommunication Services	L+375	1.0%	11/27/23	20,024	20,000	(24)
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,440	7,338	(102)
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,513	2,350	(163)
LBM Borrower, LLC	Capital Goods	L+375	1.0%	8/20/22	5,345	5,416	71
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,719	8,525	(194)
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	9,826	9,950	124
McGraw-Hill Global Education Holdings, LLC	Media	L+400	1.0%	5/4/22	17,766	17,707	(59)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,000	9,480	480
Navistar, Inc.(3)	Capital Goods	L+350		11/6/24	9,701	9,795	94
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,239	7,058	(181)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,267	2,401	134
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	6,873	6,967	94
Quest Software US Holdings Inc.(4)	Software & Services	L+550	1.0%	10/31/22	17,877	18,270	393
Specialty Building Products Holdings, LLC(4)	Capital Goods	L+600	1.0%	10/26/23	7,345	7,688	343
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,438	13,304	(2,134)
SRS Distribution Inc.	Capital Goods	L+325	1.0%	8/25/22	10,072	10,095	23
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	2,886	3,005	119
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+700	1.0%	9/30/21	4,770	5,011	241
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	6,566	6,672	106
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	7,002	72
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	4,020	4,040	20
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	7,183	7,159	(24)
Veritas US Inc.	Software & Services	L+450	1.0%	1/27/23	19,894	19,857	(37)
West Corp.	Telecommunication Services	L+400	1.0%	10/10/24	20,185	20,122	(63)
West Corp.	Telecommunication Services	L+350	1.0%	10/10/24	4,994	5,003	9
Westbridge Technologies, Inc.	Software & Services	L+850	1.0%	4/28/23	6,731	6,852	121
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,519	(359)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	6,631	6,541	(90)

Total					$437,855	$434,665	(3,190)

	Total TRS Accrued Income and Liabilities:						1,630

			Total TRS Fair Value:				$(1,560)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018, three-month LIBOR was 2.31%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	$7,190	$6,930	$(260)
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	3,318	3,481	163
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,992	232
AqGen Ascensus, Inc.	Diversified Financials	L+400	1.0%	12/5/22	13,828	14,753	925
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	4,740	4,752	12
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	7,563	7,699	136
Avaya Inc.(4)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	14,850	14,744	(106)
BBB Industries US Holdings, Inc.	Automobiles & Components	L+450	1.0%	11/3/21	7,314	7,542	228
Casablanca US Holdings Inc.(4)	Consumer Services	L+900	1.0%	3/31/25	4,925	5,075	150
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	8,854	(11)
Confie Seguros Holding II Co.(3)	Insurance	L+525	1.0%	4/19/22	6,861	6,909	48
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,203	9,702	(1,501)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	26,959	27,831	872
Elo Touch Solutions, Inc.(4)	Technology Hardware & Equipment	L+600	1.0%	10/25/23	8,448	8,512	64
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,839	8,683	(156)
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,201	4,765	(2,436)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,437	8,712	(725)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	14,775	15,000	225
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,457	7,113	(344)
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,513	2,345	(168)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	5,359	5,439	80
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,775	8,686	(89)
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	9,851	9,987	136
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	9,360	9,872	512
Navistar, Inc.(3)	Capital Goods	L+350		11/6/24	9,701	9,777	76
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,257	7,026	(231)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,283	2,398	115
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	6,873	6,969	96
Quest Software US Holdings Inc.(4)	Software & Services	L+550	1.0%	10/31/22	17,877	18,233	356
Specialty Building Products Holdings, LLC(4)	Capital Goods	L+600	1.0%	10/26/23	7,364	7,631	267
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,939	11,464	(4,475)
SRS Distribution Inc.	Capital Goods	L+325	1.0%	8/25/22	10,098	10,099	1
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	2,925	3,045	120
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+700	1.0%	9/30/21	4,770	4,986	216
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	6,612	6,489	(123)
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	7,009	79
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	4,020	4,020	—
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	7,183	7,173	(10)
Westbridge Technologies, Inc.	Software & Services	L+850	1.0%	4/28/23	6,774	6,826	52
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,568	(310)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	$6,648	$6,556	$(92)

Total					$340,523	$334,647	(5,876)

		Total TRS Accrued Income and Liabilities:					2,120

			Total TRS Fair Value:				$(3,756)

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, three-month LIBOR was 1.69%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$8.22	$8.53
Results of operations(2)
Net investment income	0.17	0.69
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.15)	(0.32)

Net increase (decrease) in net assets resulting from operations	0.02	0.37

Stockholder distributions(3)
Distributions from net investment income	(0.17)	(0.70)

Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.70)

Capital share transactions
Issuance of common stock(4)	—	0.02
Repurchases of common stock(5)	—	—

Net increase in net assets resulting from capital share transactions	—	0.02

Net asset value, end of period	$8.07	$8.22

Shares outstanding, end of period	290,499,333	290,566,041

Total return(6)	0.26%	4.50%

Total return (without assuming reinvestment of distributions)(6)	0.24%	4.57%

Ratio/Supplemental Data:
Net assets, end of period	$2,343,167	$2,388,724
Ratio of net investment income to average net assets(7)	8.10%	8.08%
Ratio of operating expenses to average net assets(7)	6.43%	7.64%
Ratio of net operating expenses to average net assets(7)	6.03%	7.27%
Portfolio turnover(8)	4.92%	36.76%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,726,139	$1,647,355
Asset coverage per unit(9)	2.36	2.45

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the DRP. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during each period.
(6)

The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the DRP. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.
(7)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2018 are annualized. Annualized ratios for the three months ended March 31, 2018, are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	0.27%	1.70%
Ratio of interest expense to average net assets	2.48%	2.20%
Ratio of offering costs to average net assets	—	0.14%

(8)	Portfolio turnover for the three months ended March 31, 2018 is not annualized.
(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

On April 9, 2018, the Company entered into the FS/KKR Advisor investment advisory and administrative services agreement, which replaced the FSIC III Advisor investment advisory and administrative services agreement. Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of the value of the Company’s net assets. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor also oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FS/KKR Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FS/KKR Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FS/KKR Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. In November 2017, we closed our continuous public offering of shares of common stock to new investors.

Our investment activities are managed by FS/KKR Advisor and supervised by our board of directors, a majority of whom are independent. Under the FS/KKR Advisor investment advisory and administrative services agreement, we have agreed to pay FS/KKR Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance.

Our investment activities were managed by FSIC III Advisor until April 9, 2018 and thereafter have been managed by FS/KKR Advisor. FSIC III Advisor previously engaged GDFM to act as our investment sub-adviser. GDFM resigned as our investment sub-adviser and terminated the investment sub-advisory agreement on April 9, 2018.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e., certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of our investment adviser.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FS/KKR Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade

Revenues

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/KKR Advisor investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/KKR Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

FS/KKR Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, we reimburse FS/KKR Advisor for expenses necessary to perform services related to our administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of FS/KKR Advisor. We reimburse FS/KKR Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FS/KKR Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We bear all other expenses of our operations and transactions, including all other expenses incurred by FS/KKR Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS/KKR Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Portfolio Investment Activity for the Three Months Ended March 31, 2018 and for the Year Ended December 31, 2017

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and the year ended December 31, 2017:

Net Investment Activity	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Purchases	$177,850	$1,385,143
Sales and Repayments	(161,895)	(1,235,500)

Net Portfolio Activity	$15,955	$149,643

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$137,699	77%	$915,775	66%
Senior Secured Loans—Second Lien	9,849	6%	173,639	12%
Senior Secured Bonds	11,525	6%	91,758	7%
Subordinated Debt	6,623	4%	187,649	14%
Collateralized Securities	—	—	—	—
Equity/Other	12,154	7%	16,322	1%

Total	$177,850	100%	$1,385,143	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,229,046	$2,230,475	67%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	298,843	252,289	8%	298,561	261,239	8%
Senior Secured Bonds	58,805	58,306	2%	60,168	60,478	2%
Subordinated Debt	669,668	657,346	20%	690,666	687,221	21%
Collateralized Securities	6,536	7,404	0%	6,697	7,562	0%
Equity/Other	170,858	109,049	3%	164,105	102,582	3%

Total	$3,433,756	$3,314,869	100%	$3,433,145	$3,341,526	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $437,855 and $434,665, respectively, as of March 31, 2018 and $340,523, and $334,647, respectively, as of December 31, 2017.

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,608,104	$2,606,215	70%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	357,640	311,214	8%	362,283	325,244	9%
Senior Secured Bonds	58,805	58,306	2%	60,168	60,478	1%
Subordinated Debt	669,668	657,346	17%	690,666	687,221	19%
Collateralized Securities	6,536	7,404	0%	6,697	7,562	0%
Equity/Other	170,858	109,049	3%	164,105	102,582	3%

Total	$3,871,611	$3,749,534	100%	$3,773,668	$3,676,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Number of Portfolio Companies	101	109
% Variable Rate (based on fair value)	71.1%	70.9%
% Fixed Rate (based on fair value)	25.6%	26.0%
% Income Producing Equity/Other Investments (based on fair value)	0.2%	0.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.1%	3.0%
Average Annual EBITDA of Portfolio Companies	$117,300	$124,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.1%	98.9%
% of Investments on Non-Accrual (based on fair value)	0.2%	1.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.0%

Based on our regular monthly cash distribution amount of $0.058331 per share as of March 31, 2018 and our distribution reinvestment price of $8.25 per share, the annualized distribution rate to stockholders as of March 31, 2018 was 8.48%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the three months ended March 31, 2018, our total return was 0.26% and our total return without assuming reinvestment of distributions was 0.24%.

Based on our regular monthly cash distribution amount of $0.058331 per share as of December 31, 2017 and our distribution reinvestment price of $8.35 per share as of December 31, 2017, the annualized distribution rate to stockholders was 8.38%. During the year ended December 31, 2017, our total return was 4.50% and our total return without assuming reinvestment of distributions was 4.57%.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2018 and the year ended December 31, 2017:

New Direct Originations	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$97,529	$806,211
Exited Investments (including partial paydowns)	(62,991)	(636,672)

Net Direct Originations	$34,538	$169,539

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$93,105	96%	$716,641	89%
Senior Secured Loans—Second Lien	1,389	1%	17,792	2%
Senior Secured Bonds	—	—	5,927	1%
Subordinated Debt	277	0%	53,000	6%
Collateralized Securities	—	—	—	—
Equity/Other	2,758	3%	12,851	2%

Total	$97,529	100%	$806,211	100%

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$16,255	$21,216
Weighted Average Maturity for New Direct Originations	12/31/23	6/12/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	11.0%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.0%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.6%	9.7%

The following table presents certain selected information regarding our direct originations as of March 31, 2018 and December 31, 2017:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2018	December 31, 2017
Number of Portfolio Companies	59	59
Average Annual EBITDA of Portfolio Companies	$65,500	$65,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.9x	4.7x
% of Investments on Non-Accrual (based on fair value)	0.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.1%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.6%	10.1%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,469,989	75%	$2,427,744	73%
Opportunistic	637,029	19%	702,066	21%
Broadly Syndicated/Other	207,851	6%	211,716	6%

Total	$3,314,869	100%	$3,341,526	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FS/KKR Advisor uses, and FSIC III Advisor historically used, an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio.

FS/KKR Advisor uses, and FSIC III Advisor historically used, an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$131,654	4%	$66,286	2%
2	2,654,293	80%	3,006,809	90%
3	503,036	15%	211,214	6%
4	12,257	0%	1,817	0%
5	13,629	1%	55,400	2%

Total	$3,314,869	100%	$3,341,526	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

Our investment income for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$75,167	90%	$73,604	86%
Paid-in-kind interest income	6,388	7%	5,929	7%
Fee income	2,261	3%	6,104	7%

Total investment income(1)	$83,816	100%	$85,637	100%

(1)	Such revenues represent $76,581 and $77,903 of cash income earned as well as $7,235 and $7,734 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The increase in interest income was due primarily to LIBOR rate growth from 1.15% at March 31, 2017 to 2.31% at March 31, 2018 as well as an increase in the number of directly originated loans in our portfolio over the last year. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases.

Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Management fees	$19,078	$18,616
Subordinated income incentive fees	1,623	9,619
Administrative services expenses	854	819
Stock transfer agent fees	387	387
Accounting and administrative fees	277	278
Interest expense	14,692	11,820
Directors’ fees	450	261
Offering costs	—	504
Expenses associated with our independent audit and related fees	99	99
Legal fees	34	43
Printing fees	250	315
Other	401	282

Total operating expenses	38,145	43,043
Management fee waiver	(2,385)	(1,504)

Net operating expenses	$35,760	$41,539

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Ratio of operating expenses to average net assets	1.61%	1.82%
Ratio of management fee waiver to average net assets(1)	(0.10)%	(0.06)%

Ratio of net operating expenses to average net assets	1.51%	1.76%
Ratio of incentive fees, interest expense and offering costs to average net assets(1)	(0.69)%	(0.93)%

Ratio of net operating expenses to average net assets, excluding certain expenses	0.82%	0.83%

(1)	Data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets, excluding certain expenses.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $48,056 ($0.17 per share) and $44,098 ($0.16 per share) for the three months ended March 31, 2018 and 2017, respectively. The increase in net investment income for the year ended March 31, 2018 compared to 2017 can be attributed to the increase in interest income as discussed above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $95,274 and $66,621, respectively, during the three months ended March 31, 2018, from which we realized a net loss of $22,865. We also realized a net gain of $226 from settlements on foreign currency during the three months ended March 31, 2018. We sold investments and received principal repayments of

$138,185 and $69,346, respectively, during the three months ended March 31, 2017, from which we realized a net gain of $3,912. During the three months ended March 31, 2018 and 2017, we earned $5,285 and $6,240, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2018, the net change in unrealized appreciation (depreciation) on investments totaled $(27,268), the net change in unrealized appreciation (depreciation) on our TRS was $2,196 and the net change in unrealized gain (loss) on foreign currency totaled $(41). For the three months ended March 31, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $3,266, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(45) and the net change in unrealized appreciation (depreciation) on our TRS was $1,124. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2018 was primarily driven by lower valuations in several of our directly originated positions along with increased depreciation across several of our syndicated debt investments. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2017 was driven by increased appreciation across several of our syndicated investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2018 and 2017, the net increase in net assets resulting from operations was $5,589 ($0.02 per share) and $58,595 ($0.21 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2018, we had $305,271 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $108,016 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2018, we had $62,145 in capacity available under the TRS and $62,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of March 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2018, we had twenty-one unfunded debt investments with aggregate unfunded commitments of $221,147, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $4 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as from the issuance of shares under the DRP, and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/KKR Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the DRP, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

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

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2018:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	December 26, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020

Total			$1,387,700	$62,300

Citibank Total Return Swap	Total Return Swap	L+1.55%	$437,855	$62,145	N/A(3)

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before June 30, 2018, or by Citibank on or after June 30, 2018, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our first distribution was declared for stockholders of record as of April 8, 2014. We previously declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. Subject to applicable legal restrictions and the sole discretion of our board of directors, following the closing of our public offering, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2018 and 2017 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17499	$48,011
Fiscal 2018
March 31, 2018	$0.17499	$50,490

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2018 and 2017.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FS/KKR Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	our quarterly fair valuation process begins with FS/KKR Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FS/KKR Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•	the valuation committee reviews the preliminary valuations and FS/KKR Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•	our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/KKR Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/KKR Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

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

FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FS/KKR Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FS/KKR Advisor’s management team, and has authorized FS/KKR Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FS/KKR Advisor’s implementation of the valuation process.

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

Effective January 1, 2018, we adopted ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which we have applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

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

We followed the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings were carried at fair value to correspond with the related investments, which were carried at fair value.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2018 and 2017, we did not incur any interest or penalties.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Notes 4 and 11 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC III Advisor during the three months ended March 31, 2018 and 2017.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2018 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(2)	December 26, 2018	$187,700	$187,700	—	—	—
Deutsche Bank Credit Facility(3)	September 22, 2019	$350,000	—	$350,000	—	—
JPM Credit Facility(3)	May 8, 2019	$400,000	—	$400,000	—	—
Goldman Facility(3)	July 15, 2019	$300,000	—	$300,000	—	—
Capital One Credit Facility(3)	August 13, 2020	$150,000	—	$150,000	—	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.
(2)	At March 31, 2018, $62,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.
(3)	At December 31, 2017, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands).

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 71.1% of our portfolio investments (based on fair value) paid variable interest rates, 25.6% paid fixed interest rates, 3.1% were non-income producing equity/other investments and the remaining 0.2% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2018:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(22,598)	$(11,610)	$(10,988)	(3.7)%
No change	—	—	—	—
Up 100 basis points	$22,704	$11,610	$11,094	3.7%
Up 300 basis points	$68,861	$34,829	$34,032	11.4%
Up 500 basis points	$116,139	$58,048	$58,091	19.5%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common stock. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our former investment adviser, FSIC III Advisor, are generally applicable to our current investment adviser, FS/KKR Advisor.

Risks Related to FS/KKR Advisor and Its Affiliates

There may be conflicts of interest related to obligations FS/KKR Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/KKR Advisor to manage our day-to-day activities and to implement our investment strategy. FS/KKR Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/KKR Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. FS/KKR Advisor and its employees will devote only as much of its or their time to our business as FS/KKR Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	2,986,249	$8.35	2,986,249	(1)
February 1 to February 28, 2018	—	—	—	—
March 1 to March 31, 2018	—	—	—	—

Total	2,986,249	$8.35	2,986,249	(1)

(1)	The maximum number of shares available for repurchase on January 10, 2018 was 3,512,399. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Please note that the agreements included as exhibits to this quarterly report on Form 10-Q are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Investment Corporation III or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this quarterly report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on January 6, 2015).

4.3	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on October 13, 2017.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between the Registrant and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018).

10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014).

10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.4	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).

10.5	Dealer Manager Agreement, dated as of December 20, 2013, by and among the Registrant, FSIC III Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.6	Follow-On Dealer Manager Agreement, dated as of June 2, 2017, by and among the Registrant, FSIC III Adviser, LLC and FS Investment Solutions, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017).

10.7	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.8	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement).

10.9	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.10	Escrow Agreement, dated as of January 9, 2014, by and among the Registrant, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.12	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.13	Investment Management Agreement, dated as of June 26, 2014, by and between the Registrant and Center City Funding LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.14	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).

10.15	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).

10.16	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.17	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.18	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).

10.19	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).

10.20	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).

10.21	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

10.22	Ninth Amended and Restated Confirmation Letter Agreement, dated as of March 31, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018).

10.23	Expense Support and Conditional Reimbursement Agreement, dated as of December 20, 2013, by and between the Registrant and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(7) filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on October 22, 2014).

10.24	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.25	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.26	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.27	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.28	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).

10.29	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.30	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.31	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.32	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).

10.33	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.34	Sale and Contribution Agreement, dated as of December 2, 2014, by and between the Registrant, as seller, and Dunlap Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.35	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.36	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.37	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary (Incorporated by reference to Exhibit 10.4 to the Registrant’ s Current Report on Form 8-K filed on December 8, 2014).

10.38	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).

10.39	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).

10.40	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).

10.41	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).

10.42	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.43	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).

10.44	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.45	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2018).

10.46	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.47	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).

10.48	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).

10.49	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and the Registrant, as seller (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.50	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.51	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as investment manager and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.52	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between the Registrant and Germantown Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.53	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.54	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.55	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.56	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.57	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.58	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, the Registrant and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.59	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2018.

FS INVESTMENT CORPORATION III

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)