Form 10-Q
period 2018-06-30
FS Investment Corp III
filed 2018-08-14
CIK 1579412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
There were 288,478,887 shares of the registrant’s common stock outstanding as of August 10, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation III
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,365,774 and $3,326,008, respectively)	$3,320,189	$3,301,261
Non-controlled/affiliated investments (amortized cost—$80,423 and $107,137, respectively)	35,815	40,265
Total investments, at fair value (amortized cost—$3,446,197 and $3,433,145, respectively)	3,356,004	3,341,526
Cash	184,853	359,975
Foreign currency, at fair value (cost—$8,440 and $8,178, respectively)	8,162	8,369
Due from counterparty	113,654	98,005
Receivable for investments sold and repaid	3,008	675
Interest receivable	41,685	35,499
Deferred financing costs	1,274	1,874
Receivable due on total return swap(1)	2,030	1,107
Prepaid expenses and other assets	116	250
Total assets	$3,710,786	$3,847,280
Liabilities
Unrealized depreciation on total return swap(1)	$10,941	$3,756
Payable for investments purchased	7,617	22,175
Repurchase agreement payable (net of deferred financing costs of $414 and $611, respectively)(1)	299,586	299,389
Credit facilities payable (net of deferred financing costs of $124 and $196, respectively)(1)	1,010,576	1,087,504
Stockholder distributions payable	9,027	—
Management fees payable	14,237	17,015
Subordinated income incentive fees payable(2)	11,181	14,487
Administrative services expense payable	766	277
Interest payable(1)	13,749	10,870
Directors’ fees payable	263	253
Other accrued expenses and liabilities	2,310	2,830
Total liabilities	1,380,253	1,458,556
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,431,939 and 290,566,041 shares issued and outstanding, respectively	290	291
Capital in excess of par value	2,527,839	2,529,098
Accumulated net realized losses on investments and total return swap(4)	(99,726)	(57,587)
Accumulated undistributed net investment income(4)	3,542	12,106
Net unrealized appreciation (depreciation) on investments, total return swap, secured borrowing and unrealized gain/loss on foreign currency	(101,412)	(95,184)
Total stockholders’ equity	2,330,533	2,388,724
Total liabilities and stockholders’ equity	$3,710,786	$3,847,280
Net asset value per share of common stock at period end	$8.02	$8.22

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

FS Investment Corporation III
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$75,529	$73,260	$149,750	$145,920
Paid-in-kind interest income	6,340	5,953	12,515	11,657
Fee income	5,381	12,784	7,164	18,703
Dividend income	77	74	77	74
From non-controlled/affiliated investments:
Interest income	1,116	835	2,062	1,779
Paid-in-kind interest income	210	400	423	625
Fee income	5	7	483	192
Total investment income	88,658	93,313	172,474	178,950
Operating expenses
Management fees(1)	14,446	19,173	33,524	37,789
Subordinated income incentive fees(2)	11,181	11,493	12,804	21,112
Administrative services expenses	662	710	1,516	1,529
Stock transfer agent fees	391	391	778	778
Accounting and administrative fees	283	277	560	555
Interest expense	16,560	12,966	31,252	24,786
Directors’ fees	263	264	713	525
Offering costs	—	432	—	936
Other general and administrative expenses	722	775	1,506	1,514
Operating expenses	44,508	46,481	82,653	89,524
Management fees waiver(1)	(209)	(2,397)	(2,594)	(3,901)
Net expenses	44,299	44,084	80,059	85,623
Net investment income	44,359	49,229	92,415	93,327
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(169)	696	(23,034)	4,608
Non-controlled/affiliated investments	(29,568)	—	(29,568)	—
Net realized gain (loss) on total return swap(3)	4,952	939	10,237	7,179
Net realized gain (loss) on foreign currency	—	137	226	137
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	7,438	6,949	(20,838)	18,532
Non-controlled/affiliated investments	21,256	(15,565)	22,264	(23,882)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(9,381)	(3,522)	(7,185)	(2,398)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	(4)	—	(49)
Net change in unrealized gain (loss) on foreign currency	(428)	610	(469)	610
Total net realized gain (loss) and unrealized appreciation (depreciation)	(5,900)	(9,760)	(48,367)	4,737
Net increase (decrease) in net assets resulting from operations	$38,459	$39,469	$44,048	$98,064
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.13	$0.14	$0.15	$0.35
Weighted average shares outstanding	289,016,832	279,897,011	289,082,789	277,154,502

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

FS Investment Corporation III
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income	$92,415	$93,327
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(42,139)	11,924
Net change in unrealized appreciation (depreciation) on investments	1,426	(5,350)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(7,185)	(2,398)
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	(49)
Net change in unrealized gain (loss) on foreign currency	(469)	610
Net increase in net assets resulting from operations	44,048	98,064
Stockholder distributions(2)
Distributions from net investment income	(100,979)	(96,953)
Net decrease in net assets resulting from stockholder distributions	(100,979)	(96,953)
Capital share transactions(3)
Issuance of common stock	—	88,459
Reinvestment of stockholder distributions	47,956	49,357
Repurchases of common stock	(49,216)	(34,479)
Net increase (decrease) in net assets resulting from capital share transactions	(1,260)	103,337
Total increase in net assets	(58,191)	104,448
Net assets at beginning of period	2,388,724	2,323,940
Net assets at end of period	$2,330,533	$2,428,388
Accumulated undistributed (distributions in excess of) net investment income(2)	$3,542	$92

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$44,048	$98,064
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(625,964)	(787,081)
Paid-in-kind interest	(12,938)	(12,282)
Proceeds from sales and repayments of investments	575,039	608,257
Net realized (gain) loss on investments	52,602	(4,608)
Net change in unrealized (appreciation) depreciation on investments	(1,426)	5,350
Net change in unrealized (appreciation) depreciation on total return swap(1)	7,185	2,398
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	49
Accretion of discount	(1,791)	(6,405)
Amortization of deferred financing costs and discount on secured borrowing	869	928
Amortization of deferred offering costs	—	936
(Increase) decrease in due from counterparty	(15,649)	10,000
(Increase) decrease in receivable for investments sold and repaid	(2,333)	(4,875)
(Increase) decrease in interest receivable	(6,186)	(1,042)
(Increase) decrease in receivable due on total return swap(1)	(923)	(2,482)
(Increase) decrease in prepaid expenses and other assets	134	(126)
Increase (decrease) in payable for investments purchased	(14,558)	1,263
Increase (decrease) in management fees payable	(2,778)	(1,047)
Increase (decrease) in subordinated income incentive fees payable	(3,306)	(830)
Increase (decrease) in administrative services expense payable	489	380
Increase (decrease) in interest payable(1)	2,879	1,359
Increase (decrease) in directors’ fees payable	10	36
Increase (decrease) in other accrued expenses and liabilities	(520)	(792)
Net cash provided by (used in) operating activities	(5,117)	(92,550)
Cash flows from financing activities
Issuance of common stock	—	88,017
Reinvestment of stockholder distributions	47,956	49,357
Repurchases of common stock	(49,216)	(34,479)
Offering costs incurred	—	(1,151)
Stockholder distributions	(91,952)	(96,953)
Borrowings under credit facilities(1)	30,000	110,000
Repayments of credit facilities(1)	(107,000)	—
Deferred financing costs paid	—	(500)
Net cash provided by financing activities	(170,212)	114,291
Total increase (decrease) in cash	(175,329)	21,741
Cash and foreign currency at beginning of period	368,344	249,862
Cash and foreign currency at end of period	$193,015	$271,603
Supplemental disclosure
Excise and state taxes paid	$530	$232

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2018 and 2017, the Company paid $0 and $386, respectively, in interest expense on its secured borrowing, $21,379 and $16,850, respectively, in interest expense on the credit facilities and $6,125 and $5,263, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—101.4%
5 Arch Income Fund 2, LLC	(j)(o)	Diversified Financials	10.5%		11/18/21	$138,600	$138,755	$138,600
Actian Corp.	(g)(i)	Software & Services	L+786	1.0%	6/30/22	21,333	21,333	21,973
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,542	17,542	18,068
All Systems Holding LLC	(f)(g)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	50,108	50,108	51,611
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	2,988	2,988	2,909
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	335	335	327
Aspect Software, Inc.	(u)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	9,745	9,745	8,600
Aspect Software, Inc.	(k)(u)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	2,998	2,998	2,646
Aspect Software, Inc.	(f)(u)	Software & Services	L+1050	1.0%	5/25/20	9,770	9,770	8,622
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+725	1.0%	12/29/22	42,667	42,667	43,040
ATX Networks Corp.	(h)(i)(j)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	9,506	9,427	9,007
ATX Networks Corp.	(g)(h)(i)(j)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	28,962	28,360	27,442
Avaya Inc.	(h)(s)	Technology Hardware & Equipment	L+425		12/15/24	6,363	6,304	6,380
AVF Parent, LLC	(f)(h)	Retailing	L+725	1.3%	3/1/24	29,818	29,818	28,267
BMC Software Finance, Inc.	(k)(s)	Software & Services	L+400		9/10/20	10,000	10,000	9,100
Borden Dairy Co.	(f)(g)	Food, Beverage & Tobacco	L+821	1.0%	7/6/23	48,125	48,125	48,847
CEVA Group Plc	(j)(k)(s)	Transportation	L+500		3/19/19	15,000	14,601	14,925
ConnectiveRx, LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+826	1.0%	11/25/21	172,364	172,216	176,001
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	87	87	85
CSafe Acquisition Co., Inc.	(k)	Capital Goods	L+725	1.0%	11/1/21	2,522	2,522	2,465
CSafe Acquisition Co., Inc.	(f)(h)	Capital Goods	L+725	1.0%	10/31/23	22,440	22,440	21,823
CSafe Acquisition Co., Inc.	(k)	Capital Goods	L+725	1.0%	10/31/23	9,426	9,426	9,167
Dade Paper & Bag, LLC	(h)	Capital Goods	L+700	1.0%	6/10/24	5,658	5,658	5,595
Dade Paper & Bag, LLC	(g)(i)	Capital Goods	L+750	1.0%	6/10/24	44,365	44,365	44,864
Eagle Family Foods Group LLC		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	779	771	771
Eagle Family Foods Group LLC	(k)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	2,728	2,697	2,697
Eagle Family Foods Group LLC	(f)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	23,380	23,119	23,117
Elo Touch Solutions, Inc.	(h)(s)	Technology Hardware & Equipment	L+600	1.0%	10/31/23	3,484	3,453	3,524
Empire Today, LLC	(f)(g)(h)	Retailing	L+800	1.0%	11/17/22	44,325	44,325	44,768
EmployBridge, LLC	(s)	Commercial & Professional Services	L+500	1.0%	4/18/25	1,703	1,728	1,721
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	$6,538	$6,538	$6,375
Fairway Group Acquisition Co.	(l)(m)(s)(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	4,221	3,916	464
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,072	1,072	1,077
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	13,000	13,000	13,000
GC Agile Intermediate Holdings Ltd.	(j)(k)	Commercial & Professional Services	L+650		6/15/23	1,957	1,896	1,896
GC Agile Intermediate Holdings Ltd.	(f)(h)(j)	Commercial & Professional Services	L+650	1.0%	6/15/25	13,296	13,032	13,030
GC Agile Intermediate Holdings Ltd.	(j)(k)	Commercial & Professional Services	L+650	1.0%	6/15/25	6,382	6,255	6,255
GC Agile Intermediate Holdings Ltd.	(j)(k)	Commercial & Professional Services	L+650	1.0%	6/15/25	5,319	5,214	5,214
Greystone Equity Member Corp.	(j)	Diversified Financials	L+725	3.8%	4/1/26	95,415	95,415	95,415
Greystone Equity Member Corp.	(j)(k)	Diversified Financials	L+725	3.8%	4/1/26	23,835	23,835	23,835
Gulf Finance, LLC	(h)(s)	Energy	L+525	1.0%	8/25/23	4,710	4,599	4,087
H.M. Dunn Co., Inc.	(l)(m)(u)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	6,016	5,786	1,790
Harrison Gypsum, LLC	(f)	Materials	L+700	1.0%	4/29/24	17,928	17,758	17,721
Harrison Gypsum, LLC	(k)	Materials	L+700	1.0%	4/29/24	5,737	5,737	5,670
Hudson Technologies Co.	(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	7,949	7,949	6,826
Hudson Technologies Co.	(k)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,902	1,902	1,633
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,129	6,129	6,159
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)(j)	Materials	L+700	1.0%	11/30/24	76,615	76,615	78,868
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,735	10,735	10,735
JAKKS Pacific, Inc.		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,374	2,356	2,356
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	1/29/24	176,168	176,168	176,168
JMC Acquisition Merger Corp.	(k)	Capital Goods	L+750	1.0%	1/29/24	21,787	21,786	21,787
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,652	65,103	68,889
JSS Holdings, Inc.	(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,592
Kodiak BP, LLC	(f)(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	83,922	83,922	82,978
Kodiak BP, LLC	(k)	Capital Goods	L+725	1.0%	12/1/24	3,782	3,782	3,739
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	36,118	36,118	36,118
Logan’s Roadhouse, Inc.		Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,523	1,523	1,523
Logan’s Roadhouse, Inc.		Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	342	342	342
Logan’s Roadhouse, Inc.	(k)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	220	220	220
Murray Energy Corp.		Energy	L+900	1.0%	2/12/21	9,258	9,188	9,188
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	$3,354	$3,354	$3,354
Nobel Learning Communities, Inc.	(k)	Consumer Services	L+450	1.0%	5/5/21	7,826	7,826	7,826
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+378	4.5%	5/5/23	84,472	84,472	83,687
Nobel Learning Communities, Inc.	(k)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,227
North Haven Cadence Buyer, Inc.	(k)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+804	1.0%	9/2/22	17,686	17,686	17,687
North Haven Cadence Buyer, Inc.	(k)	Consumer Services	L+750	1.0%	9/2/22	1,917	1,917	1,917
One Call Corp.	(g)(i)	Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	2,687	2,661	2,655
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,276
Polymer Additives, Inc.	(f)(i)	Materials	L+886	1.0%	12/19/22	18,920	18,920	19,488
Polymer Additives, Inc.	(f)(h)	Materials	L+833	1.0%	12/19/22	21,623	21,623	22,272
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	19,665	19,665	20,133
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	66,838
Propulsion Acquisition, LLC	(f)(h)(i)(s)	Commercial & Professional Services	L+600	1.0%	7/13/21	60,603	59,393	59,997
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+675	1.0%	3/15/23	95,354	95,354	96,767
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+846	1.0%	9/25/21	151,900	151,900	153,229
Safariland, LLC	(f)(h)	Capital Goods	L+768	1.1%	11/18/23	42,893	42,893	39,301
Sequel Youth and Family Services, LLC	(f)(g)	Health Care Equipment & Services	L+776	1.0%	9/1/22	15,283	15,283	15,435
Sequel Youth and Family Services, LLC	(k)	Health Care Equipment & Services	L+700	1.0%	9/1/22	765	765	772
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	127,128	127,128	128,558
Sorenson Communications, Inc.	(f)(s)	Telecommunication Services	L+575	2.3%	4/30/20	4,824	4,816	4,845
Specialty Building Products Holdings, LLC	(h)(s)	Capital Goods	L+600	1.0%	10/26/23	9,491	9,190	9,562
SSC (Lux) Limited S.Ã r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,420
Strike, LLC	(s)	Energy	L+800	1.0%	5/30/19	611	607	614
Strike, LLC	(h)(s)	Energy	L+800	1.0%	11/30/22	2,936	2,865	2,984
SunGard Availability Services Capital, Inc.	(f)(h)(i)(s)	Software & Services	L+700	1.0%	9/30/21	24,325	24,134	22,500
SunGard Availability Services Capital, Inc.	(s)	Software & Services	L+1000	1.0%	10/1/22	2,450	2,329	2,422
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	$17,227	$17,227	$17,550
Trace3, LLC	(f)(h)	Software & Services	L+750	1.0%	6/6/23	15,485	15,485	15,678
UTEX Industries, Inc.	(f)(s)	Energy	L+400	1.0%	5/21/21	738	737	733
VP Parent Holdings, Inc.	(f)(g)(i)	Software & Services	L+650	1.0%	5/22/25	54,970	54,430	54,474
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,144	6,144	6,160
York Risk Services Holding Corp.	(s)	Insurance	L+375	1.0%	10/1/21	985	979	958
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	64,188
Zeta Interactive Holdings Corp.	(k)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,366
Total Senior Secured Loans—First Lien							2,557,406	2,560,535
Unfunded Loan Commitments							(197,296)	(197,296)
Net Senior Secured Loans—First Lien							2,360,110	2,363,239
Senior Secured Loans—Second Lien—10.7%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,349	25,349	25,349
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,924	5,924	5,783
CDS U.S. Intermediate Holdings, Inc.	(f)(j)(s)	Media	L+825	1.0%	7/10/23	9,000	8,903	8,753
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,892
Crossmark Holdings, Inc.	(l)(m)(s)	Media	L+750	1.3%	12/21/20	1,500	1,340	115
Fairway Group Acquisition Co.	(l)(m)(s)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,730	3,436	410
Gruden Acquisition, Inc.	(i)(s)	Transportation	L+850	1.0%	8/18/23	10,000	9,672	10,058
Jazz Acquisition, Inc.	(s)	Capital Goods	L+675	1.0%	6/19/22	1,998	2,005	1,928
Logan’s Roadhouse, Inc.	(l)(m)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	4,163	3,983	1,098
LTI Holdings, Inc.	(i)(s)	Materials	L+875	1.0%	5/16/25	9,259	9,097	9,398
Panda Temple Power, LLC	(s)	Energy	L+800 PIK (L+800 Max PIK)	1.0%	2/7/23	8,965	8,803	9,032
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,402	128,350	125,191
Spencer Gifts LLC	(g)(i)(s)	Retailing	L+825	1.0%	6/29/22	37,000	36,958	28,028
Titan Energy Operating, LLC	(g)(l)(m)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	41,291	33,111	7,221
UTEX Industries, Inc.	(s)	Energy	L+725	1.0%	5/20/22	1,273	1,269	1,253
Total Senior Secured Loans—Second Lien							294,200	249,509
Senior Secured Bonds—3.4%
APX Group, Inc.	(e)(s)	Consumer Services	7.9%		12/1/22	10,708	10,628	10,641
Avantor, Inc.	(e)(s)	Materials	6.0%		10/1/24	1,361	1,361	1,350
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	$1,333	$1,333	$1,320
Boyne USA Inc.	(e)(s)	Consumer Services	7.3%		5/1/25	54	56	57
CSVC Acquisition Corp.	(e)(s)	Diversified Financials	7.8%		6/15/25	13,774	13,774	11,168
Diamond Resorts International, Inc.	(e)(s)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,536
DJO Finance LLC	(e)(s)	Health Care Equipment & Services	8.1%		6/15/21	2,660	2,681	2,702
Eagle Intermediate Global Holding B.V.	(e)(j)(s)	Consumer Durables & Apparel	7.50%		5/1/25	2,925	2,989	2,927
Genesys Telecommunications Laboratories, Inc.	(e)(s)	Software & Services	10.0%		11/30/24	1,409	1,566	1,572
Global A&T Electronics Ltd.	(e)(j)(s)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	7,910	7,983	7,524
JW Aluminum Co.	(s)	Materials	10.3%		6/1/26	759	759	763
Pisces Midco Inc.	(e)(s)	Capital Goods	8.0%		4/15/26	3,277	3,215	3,163
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	330	335
Sorenson Communications, Inc.	(e)(s)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,592	11,746
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	2,453	2,453	2,450
Talos Production LLC	(s)	Energy	11.0%		4/3/22	4,500	4,723	4,736
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	4,500	4,500	4,702
Total Senior Secured Bonds							81,908	79,692
Subordinated Debt—23.5%
AmWINS Group, Inc.	(e)(s)(t)	Insurance	7.8%		7/1/26	2,557	2,557	2,557
APX Group, Inc.	(e)(s)	Consumer Services	8.8%		12/1/20	3,018	2,702	2,892
Ascent Resources Utica Holdings, LLC	(e)(s)	Energy	10.0%		4/1/22	30,000	30,000	33,038
Avantor, Inc.	(e)(g)(i)(s)	Materials	9.0%		10/1/25	52,500	52,502	52,970
Bellatrix Exploration Ltd.	(e)(j)(s)	Energy	8.5%		5/15/20	10,000	9,914	6,658
Byrider Holding Corp.		Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	278	278	278
Calumet Specialty Products Partners, L.P.	(e)(j)(s)	Energy	7.8%		4/15/23	10,300	10,247	10,324
Canbriam Energy Inc.	(e)(j)(s)	Energy	9.8%		11/15/19	19,550	19,483	19,753
CEC Entertainment, Inc.	(e)(s)	Consumer Services	8.0%		2/15/22	39,014	37,860	34,527
ClubCorp Holdings, Inc.	(e)(s)(t)	Consumer Services	8.5%		9/15/25	9,202	8,856	8,753
Eclipse Resources Corp.	(e)(j)(s)	Energy	8.9%		7/15/23	9,175	9,038	8,729
Exterran Energy Solutions, L.P.	(e)(j)(s)	Capital Goods	8.1%		5/1/25	7,714	7,714	8,210
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	915	915	908
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$5,813	$5,813	$5,762
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,201	1,201	1,189
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,131	1,131	1,119
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	75,120	75,120	74,369
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12,286	12,286	12,163
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,434	6,434	6,369
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	15,731	15,730	15,573
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	9,742	9,742	9,632
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	14,398	14,398	14,218
Great Lakes Dredge & Dock Corp.	(e)(j)(s)	Capital Goods	8.0%		5/15/22	8,352	8,365	8,545
Greystone Mezzanine Equity Member Corp.	(j)(k)	Diversified Financials	L+650	4.5%	9/15/25	39,750	39,750	39,750
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(s)	Consumer Services	10.3%		6/30/20	66,387	66,255	61,242
PriSo Acquisition Corp.	(e)(s)	Capital Goods	9.0%		5/15/23	47,859	47,532	50,035
Quorum Health Corp.	(e)(s)	Health Care Equipment & Services	11.6%		4/15/23	2,624	2,615	2,629
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	116	116	116
Sorenson Communications, Inc.	(e)(s)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,280	9,230
SRS Distribution Inc.	(e)(s)	Capital Goods	8.3%		7/1/26	11,566	11,515	11,588
Stars Group Holdings B.V.	(e)(j)(t)(s)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,806
SunGard Availability Services Capital, Inc.	(e)(s)	Software & Services	8.8%		4/1/22	16,400	12,501	9,690
Surgery Center Holdings, Inc.	(e)(s)	Health Care Equipment & Services	6.8%		7/1/25	2,654	2,523	2,523
Team Health Holdings Inc	(e)(s)	Health Care Equipment & Services	6.4%		2/1/25	8,677	7,628	7,468
TI Group Automotive Systems, LLC	(e)(j)(s)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,571
Vertiv Group Corp.	(e)(s)	Capital Goods	9.3%		10/15/24	14,697	14,310	14,561
York Risk Services Holding Corp.	(e)(i)(s)	Insurance	8.5%		10/1/22	36,050	33,963	33,143
Total Subordinated Debt							596,452	586,888
Unfunded Debt Commitment							(39,750)	(39,750)
Net Subordinated Debt							556,702	547,138
Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)(s)	Diversified Financials	L+435		1/25/27	730	697	732
NewStar Clarendon 2014-1A Class Subord. B	(j)(s)	Diversified Financials	9.6%		1/25/27	8,310	5,609	6,004
Total Collateralized Securities							6,306	6,736

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—4.7%
5 Arches, LLC, Common Equity	(j)(n)	Diversified Financials				56,000	$1,381	$2,800
ACP FH Holdings GP, LLC, Common Equity	(l)	Consumer Durables & Apparel				11,429	12	7
ACP FH Holdings, LP, Common Equity	(l)	Consumer Durables & Apparel				1,131,428	1,131	681
Altus Power America Holdings, LLC, Common Equity	(l)	Energy				462,008	462	81
Altus Power America Holdings, LLC, Preferred Equity	(p)	Energy	9.0%, 5.0% PIK		10/3/23	995,935	996	996
ASG Everglades Holdings, Inc., Warrants	(l)	Software & Services			6/27/22	48,325	1,377	1,359
Aspect Software Parent, Inc., Common Equity	(l)(u)	Software & Services				1,142,735	28,097	—
ATX Holdings, LLC, Common Equity	(j)(l)	Technology Hardware & Equipment				83,488	134	108
Byrider Holding Corp., Common Equity	(l)	Automobiles & Components				278	—	—
Chisholm Oil and Gas, LLC, Series A Units	(l)(n)	Energy				75,000	75	61
CSF Group Holdings, Inc., Common Equity	(l)	Capital Goods				173,900	174	152
Escape Velocity Holdings, Inc., Common Equity	(l)	Software & Services				7,725	77	279
Fairway Group Holdings Corp., Common Equity	(l)(u)	Food & Staples Retailing				71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(j)(l)	Commercial & Professional Services				42,484,416	42,484	28,677
H.I.G. Empire Holdco, Inc., Common Equity	(l)	Retailing				206	614	607
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	(l)(u)(t)	Capital Goods				1,929	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	(l)(u)(t)	Capital Goods				1,929	—	—
Harvest Oil & Gas Corp., Common Equity	(l)	Energy				59,487	1,309	1,309
Harvey Holdings, LLC, Common Equity	(l)	Capital Goods				2,000,000	2,000	5,450
Industrial Group Intermediate Holdings, LLC, Common Equity	(l)(n)	Materials				220,619	221	165
JMC Acquisition Holdings, LLC, Common Equity		Capital Goods				8,068	8,068	8,854
JSS Holdco, LLC, Net Profits Interest	(l)	Capital Goods				—	—	386
JW Aluminum Co., Common Equity	(l)	Materials				41	—	—
JW Aluminum Co., Preferred Equity		Materials	12.5% PIK		11/17/25	1,003	4,158	6,264
North Haven Cadence TopCo, LLC, Common Equity	(l)	Consumer Services				833,333	833	1,292
PDI Parent LLC, Common Equity		Capital Goods				923,077	923	877
Ridgeback Resources Inc., Common Equity	(j)(l)(r)	Energy				827,156	5,082	5,526
Roadhouse Holding Inc., Common Equity	(l)	Consumer Services				1,202,991	1,250	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				60	581	772
Sequential Brands Group, Inc., Common Equity	(l)(s)	Consumer Durables & Apparel				125,391	1,693	247
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
SSC Holdco Limited, Common Equity	(j)(l)	Health Care Equipment & Services				113,636	$2,273	$2,239
Sunnova Energy Corp., Common Equity	(l)	Energy				577,086	2,166	—
Sunnova Energy Corp., Preferred Equity	(l)	Energy				105,341	561	524
T1 Power Holdings LLC, Common Equity	(l)(n)(s)	Energy				616,122	9,396	14,171
TE Holdings, LLC, Common Equity	(l)(n)(s)	Energy				129,829	1,103	143
TE Holdings, LLC, Preferred Equity	(l)(s)	Energy				86,061	859	602
Titan Energy, LLC, Common Equity	(l)(s)	Energy				72,739	2,299	28
Warren Resources, Inc., Common Equity	(l)(u)	Energy				998,936	4,695	3,746
White Star Petroleum Holdings, LLC, Common Equity	(l)(n)	Energy				1,738,244	1,477	760
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(l)	Software & Services				1,051,348	8,357	10,615
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(l)	Software & Services				956,233	8,357	9,376
Zeta Interactive Holdings Corp., Warrants	(l)	Software & Services			4/20/27	143,435	—	536
Total Equity/Other							146,971	109,690
TOTAL INVESTMENTS—144.0%							$3,446,197	3,356,004
LIABILITIES IN EXCESS OF OTHER ASSETS—(44.0%)								(1,025,471)
NET ASSETS—100.0%								$2,330,533

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$468,902	$(10,941)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018, the three-month London Interbank Offered Rate, or LIBOR, or “L” was 2.34%, and the U.S. Prime Lending Rate, or Prime, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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
As of June 30, 2018
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

(j)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, 85.1% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 84.4% of the Company’s total assets represented qualifying assets as of June 30, 2018.

(k)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(l)
Security is non-income producing.

(m)
Security was on non-accrual status as of June 30, 2018.

(n)
Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(o)
Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(p)
Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of June 30, 2018, the fair value of securities rehypothecated by BNPP was $154,737.

(r)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.76 as of June 30, 2018.

(s)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).

(t)
Position or portion thereof unsettled as of June 30, 2018.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

(u)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the six months ended June 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Aspect Software, Inc.	$5,004	$—	$—	$(5,004)	$—	$—	$—	$—	$286	$—	$—
Aspect Software, Inc.(1)	9,156	—	—	(129)	—	—	(757)	8,270	610	—	6
Aspect Software, Inc.(2)	(1,822)	—	1,822	(1,822)	—	—	1,822	—	22	—	3
Aspect Software, Inc.	—	—	9,902	(157)	—	—	(1,145)	8,600	29	—	1
Fairway Group Acquisition Co.	6,159	—	379	—	—	—	(163)	6,375	377	379	—
Fairway Group Acquisition Co.	903	—	—	—	—	—	(439)	464	—	—	—
H.M. Dunn Co., Inc.	—	9,643	—	—	—	(3,857)	(3,996)	1,790	279	—	—
Warren Resources, Inc.	18,372	—	44	(11,824)	—	—	(432)	6,160	459	44	473
Senior Secured Loans—Second Lien										—
Fairway Group Acquisition Co.	795	—	—	—	—	—	(385)	410	—	—	—
Equity/Other										—
Aspect Software Parent, Inc., Common Equity	—	—	5	(5)	—	(25,711)	25,711	—	—	—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	1,698	—	—	—	—	—	2,048	3,746	—	—	—
Total	$40,265	$9,643	$12,152	$(18,941)	$—	$(29,568)	$22,264	$35,815	$2,062	$423	$483

(1)
Security includes a partially unfunded commitment with an amortized cost of  $2,998 and a fair value of  $2,646.

(2)
Security was an unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0 as of December 31, 2017.

(3)
Interest income, PIK income and fee income presented for the full six months ended June 30, 2018.

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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	$7,518	$7,518	$7,594
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,391
H.M. Dunn Co., Inc.		Capital Goods	L+946	1.0%	3/26/21	9,643	9,643	9,209
Hudson Technologies Co.	(g)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	7,989	7,989	8,099
Hudson Technologies Co.	(j)(l)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,902	1,902	1,928
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,160	6,160	6,155
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)	Materials	L+700	1.0%	11/30/24	77,000	77,000	77,015
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,746	10,746	10,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+854	1.0%	11/6/21	114,086	114,086	115,940
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,742	65,147	66,761
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,186
Kodiak BP, LLC	(f)(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	68,348	68,348	68,519
Kodiak BP, LLC	(l)	Capital Goods	L+725	1.0%	12/1/24	19,697	19,697	19,746
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	36,118	36,118	36,524
Logan’s Roadhouse, Inc.		Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	1,256	1,256	1,256
Logan’s Roadhouse, Inc.	(l)	Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	202	204	202
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	3,075	3,075	3,075
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	5/5/21	8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,044
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+810	1.0%	9/2/22	22,149	22,149	22,564
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	2,833	2,833	2,886
Panda Temple Power, LLC	(m)(n)	Energy	L+625	1.0%	3/6/22	24,808	21,322	18,048
Panda Temple Power, LLC		Energy	L+900	1.0%	4/28/18	943	943	944
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,297
Polymer Additives, Inc.	(f)(i)	Materials	L+888	1.0%	12/19/22	18,920	18,920	19,583
Polymer Additives, Inc.	(f)(h)	Materials	L+834	1.0%	12/19/22	21,623	21,623	22,056
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	19,952	19,952	20,252
Production Resource Group, LLC	(f)	Media	L+750	1.0%	1/14/19	65,208	65,208	68,958
Propulsion Acquisition, LLC	(f)(h)(i)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	60,966	59,633	60,356
Quest Software US Holdings Inc.	(h)	Software & Services	L+550	1.0%	10/31/22	5,867	5,838	5,971
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)(i)	Health Care Equipment & Services	L+725	1.0%	3/15/23	99,094	99,094	99,931
Rogue Wave Software, Inc.	(f)(g)(h)(i)	Software & Services	L+858	1.0%	9/25/21	151,900	151,900	151,900
Safariland, LLC	(f)(h)	Capital Goods	L+768	1.1%	11/18/23	42,893	42,893	43,483
Safariland, LLC	(l)	Capital Goods	L+725	1.1%	11/18/23	11,566	11,566	11,725
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequel Youth and Family Services, LLC	(f)(g)	Health Care Equipment & Services	L+778	1.0%	9/1/22	$15,294	$15,294	$15,435
Sequel Youth and Family Services, LLC	(l)	Health Care Equipment & Services	L+700	1.0%	9/1/22	765	765	772
Sequential Brands Group, Inc.	(f)(g)(h)(i)	Consumer Durables & Apparel	L+900		7/1/22	128,439	128,439	127,154
Sorenson Communications, Inc.	(f)	Telecommunication Services	L+575	2.3%	4/30/20	4,849	4,838	4,889
Specialty Building Products Holdings, LLC	(h)	Capital Goods	L+600	1.0%	10/26/23	9,538	9,213	9,574
SSC (Lux) Limited S.Ã r.l.	(f)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,364
Strike, LLC		Energy	L+800	1.0%	5/30/19	3,734	3,687	3,752
Strike, LLC	(h)	Energy	L+800	1.0%	11/30/22	3,015	2,939	3,060
SunGard Availability Services Capital, Inc.	(l)	Software & Services	L+450		3/8/18	7,000	5,539	6,685
SunGard Availability Services Capital, Inc.	(f)(h)(i)	Software & Services	L+700	1.0%	9/30/21	24,822	24,600	23,022
SunGard Availability Services Capital, Inc.	(k)	Software & Services	L+1000	1.0%	10/1/22	2,500	2,375	2,405
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,226	17,226	17,571
Trace3, LLC	(f)	Software & Services	L+775	1.0%	6/6/23	12,438	12,438	12,733
U.S. Xpress Enterprises, Inc.	(f)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	10,537	10,537	10,563
USI Senior Holdings, Inc.	(f)	Capital Goods	L+779	1.0%	1/5/22	5,144	5,144	5,173
USI Senior Holdings, Inc.	(l)	Capital Goods	L+725	1.0%	1/5/22	1,047	1,047	1,053
UTEX Industries, Inc.	(f)	Energy	L+400	1.0%	5/21/21	742	740	730
Warren Resources, Inc.	(g)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	17,924	17,924	18,372
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	33,032	33,032	33,651
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971
Zeta Interactive Holdings Corp.	(g)(h)(i)	Software & Services	L+750	1.0%	7/29/22	57,358	57,358	58,218
Zeta Interactive Holdings Corp.	(l)	Software & Services	L+750	1.0%	7/29/22	10,892	10,892	11,056
Total Senior Secured Loans—First Lien							2,413,551	2,423,047
Unfunded Loan Commitments							(200,603)	(200,603)
Net Senior Secured Loans—First Lien							2,212,948	2,222,444
Senior Secured Loans—Second Lien—11.0%
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,844	24,844	23,621
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	4,522	4,522	4,256
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	3,330	3,220	3,409
CDS U.S. Intermediate Holdings, Inc.	(f)(j)	Media	L+825	1.0%	7/10/23	9,000	8,905	8,916
Chief Exploration & Development LLC		Energy	L+650	1.0%	5/16/21	165	154	163
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(f)(g)	Software & Services	L+825	1.0%	12/15/22	2,901	2,709	2,915
Crossmark Holdings, Inc.		Media	L+750	1.3%	12/21/20	1,500	1,331	169
Fairway Group Acquisition Co.	(m)(n)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,531	3,436	795
Fieldwood Energy LLC	(m)(n)	Energy	L+713	1.3%	9/30/20	5,011	4,127	1,679
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gruden Acquisition, Inc.	(i)	Transportation	L+850	1.0%	8/18/23	$10,000	$9,642	$9,988
Jazz Acquisition, Inc.		Capital Goods	L+675	1.0%	6/19/22	1,998	2,005	1,890
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	779	779	791
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	3,953	3,930	1,817
LTI Holdings, Inc.	(i)	Materials	L+875	1.0%	5/16/25	9,259	9,087	9,421
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+850	1.0%	7/23/19	128,402	128,329	129,284
Spencer Gifts LLC	(g)(i)	Retailing	L+825	1.0%	6/29/22	37,000	36,951	19,980
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,211	4,466
Titan Energy Operating, LLC	(g)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	38,598	33,110	20,469
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,273	1,269	1,212
Total Senior Secured Loans—Second Lien							298,561	261,239
Senior Secured Bonds—2.5%
Avantor, Inc.	(e)	Materials	6.0%		10/1/24	1,361	1,361	1,363
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	1,333	1,333	1,343
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	13,257
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,992
Global A&T Electronics Ltd.	(e)(j)(m)(n)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,179	11,635
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	330	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,551	11,820
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	3,175	3,175	3,175
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	4,500	4,500	4,558
Total Senior Secured Bonds							60,168	60,478
Subordinated Debt—28.8%
Ascent Resources Utica Holdings, LLC	(e)(r)	Energy	10.0%		4/1/22	30,000	30,000	32,420
Avantor, Inc.	(e)(g)(i)	Materials	9.0%		10/1/25	52,500	52,502	52,205
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,894	9,550
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,243	10,403
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,193	20,731
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	39,014	37,733	36,917
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,417	96,707
Coveris Holdings S.A.	(e)(i)(j)	Materials	7.9%		11/1/19	64,255	63,530	64,135
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(n)	Energy	8.0%		4/15/19	2,150	2,028	1,097
Exterran Energy Solutions, L.P.	(e)(j)(r)	Capital Goods	8.1%		5/1/25	7,714	7,714	8,331
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$849	$849	$864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,069
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	69,760	69,760	70,980
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,409	11,409	11,609
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,975	5,975	6,079
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	14,608	14,608	14,864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	9,047	9,047	9,205
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,370	13,371	13,604
Great Lakes Dredge & Dock Corp.	(e)(j)	Capital Goods	8.0%		5/15/22	8,352	8,366	8,773
Greystone Mezzanine Equity Member Corp.	(j)	Diversified Financials	L+650	4.5%	9/15/25	2,680	2,680	2,680
Greystone Mezzanine Equity Member Corp.	(j)(l)	Diversified Financials	L+650	4.5%	9/15/25	50,320	50,320	50,320
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	29,228	19,667
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,065	2,461
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	73,286	73,162	67,162
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	47,859	47,506	50,760
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	143	143	159
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,312	9,320
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	12,157	10,230
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	36,050	33,775	35,509
Total Subordinated Debt							740,986	737,541
Unfunded Debt Commitments							(50,320)	(50,320)
Net Subordinated Debt							690,666	687,221
Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	695	731
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.8%		1/25/27	8,310	6,002	6,831
Total Collateralized Securities							6,697	7,562

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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Warren Resources, Inc., Common Equity	(m)(u)	Energy				998,936	$4,695	$1,698
White Star Petroleum Holdings, LLC, Common Equity	(m)(o)	Energy				1,738,244	1,478	1,304
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(m)	Software & Services				1,051,348	8,357	10,200
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(m)	Software & Services				956,233	8,357	8,922
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(m)	Software & Services				143,435	—	499
Total Equity/Other							164,105	102,582
TOTAL INVESTMENTS—139.9%							$3,433,145	3,341,526
LIABILITIES IN EXCESS OF OTHER ASSETS—(39.9%)								(952,802)
NET ASSETS—100.0%								$2,388,724

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$340,523	$(3,756)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR, or L, was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.

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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid- in-Kind Interest	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	PIK Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$2,703	$(899)	$—	$—	$5,004	$1,151	$—	$51
Aspect Software, Inc.	10,270	—	(257)	—	(857)	9,156	453	—	90
Aspect Software, Inc.(2)	—	—			(1,822)	(1,822)	21	—	63
Fairway Group Acquisition Co.	5,687	528	—	—	(56)	6,159	132	528	—
Fairway Group Acquisition Co.	3,306	283	—	—	(2,686)	903	—	283	—
Warren Resources, Inc.(2)	17,744	180	—	—	448	18,372	1,845	180	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	2,595	272	—	—	(2,072)	795	—	272	—
Equity/Other					—
Aspect Software, Inc., Common Equity	59,634	270	—	811	(60,715)	—	—	—	—
Fairway Group Acquisition Co., Common Equity	1,858	—	—	—	(1,858)	—	—	—	—
Warren Resources, Inc., Common Equity	4,295	—	—	—	(2,597)	1,698	—	—	—
Total	$108,589	$4,236	$(1,156)	$811	$(72,215)	$40,265	$3,602	$1,263	$204

(1)
Security includes a partially unfunded commitment with an amortized cost of  $128 and a fair value of  $128.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2018, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2018. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.
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
As the Company previously announced on April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC III Advisor, LLC, or FSIC III Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory and administrative services agreement, or the FS/KKR Advisor investment advisory and administrative services agreement, with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and by KKR Credit Advisors (US), LLC, or KKR Credit, pursuant to which FS/KKR Advisor acts as investment adviser to the Company. The FS/KKR Advisor investment advisory and administrative services agreement replaced the amended and restated investment advisory and administrative services agreement, dated August 6, 2014, or the FSIC III Advisor investment advisory and administrative services agreement, by and between the Company and FSIC III Advisor.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee:   Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The terms of the incentive fee on capital gains were substantially similar under the FSIC III Advisor investment advisory and administrative services agreement.
The Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Center City Funding LLC, or Center City Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FS/KKR Advisor pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FS/KKR Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Subordinated Income Incentive Fee:   Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on the value of the Company’s adjusted capital, equal to 1.75% per quarter (1.875% under the FSIC III Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC III Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC III Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC III Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the six months ended June 30, 2018, the Company recognized $2,822 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	10,253,607	$88,459
Reinvestment of Distributions	5,795,345	47,956	5,718,475	49,357
Total Gross Proceeds	5,795,345	47,956	15,972,082	137,816
Share Repurchase Program	(5,929,447)	(49,216)	(4,006,607)	(34,479)
Net Proceeds from Share Transactions	(134,102)	$(1,260)	11,965,475	$103,337
During the period from July 1, 2018 to August 10, 2018, the Company issued 934,423 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $7,665 and at an average price per share of  $8.20. For additional information regarding the terms of the DRP, see Note 5.
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
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the institutional offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of its common stock at a price equal to the price at which shares of its common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the DRP is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. See Note 4 for additional information regarding the institutional offering price and Note 5 for additional information regarding the DRP.
The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.55	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.64	21,346
Total		4,006,607				$34,479
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935
March 31, 2018	April 2, 2018	2,943,198	28%	1.01%	$8.25	24,281
Total		5,929,447				$49,216

On July 2, 2018, the Company repurchased 2,887,475 shares of common stock (representing approximately 19% of the shares of common stock tendered for repurchase and 0.99% of the shares outstanding as of such date) at $8.20 per share for aggregate consideration totaling $23,677.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/KKR Advisor may be entitled to under the FS/KKR Advisor investment advisory and administrative services agreement.
Pursuant to the FSIC III Advisor investment advisory and administrative services agreement, FSIC III Advisor was entitled to an annual base management fee equal to 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective February 3, 2017, FSIC III Advisor contractually agreed to permanently waive 0.25% of the base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the Company’s average weekly gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC III Advisor under the FSIC III Advisor investment advisory and administrative services agreement with respect to each year.
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
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC III Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the FS/KKR Advisor investment advisory and administrative services agreement.
Under the FSIC III investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC III Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC III Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common stock, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.
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
The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the FS/KKR Advisor investment advisory and administrative services agreement, as applicable, during the three and six months ended June 30, 2018 and 2017:
Related Party	Source Agreement	Description	Three Months Ended June 30,		Six Months Ended June 30,
			2018	2017	2018	2017
FSIC III Advisor and FS/KKR Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$14,237	$16,776	$30,930	$33,888
FSIC III Advisor and FS/KKR Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$11,181	$11,493	$12,804	$21,112
FSIC III Advisor and FS/KKR Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$662	$710	$1,516	$1,529
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$306	—	$753

(1)
FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three and six months ended June 30, 2018 are net of waivers of  $209 and $2,594, respectively, and the amounts shown for the three and six months ended June 30, 2017 are net of waivers of  $2,397 and $3,901, respectively. During the six months ended June 30, 2018 and 2017, $33,708 and $34,935, respectively, in base management fees were paid to FSIC III Advisor. As of June 30, 2018, $14,237 in net base management fees were payable to FSIC III Advisor and FS/KKR Advisor.

(2)
During the six months ended June 30, 2018 and 2017, $16,110 and $21,942, respectively, of subordinated incentive fees on income were paid to FSIC III Advisor. As of June 30, 2018, a subordinated incentive fee on income of  $11,181 was payable to FSIC III Advisor and FS/KKR Advisor.

(3)
During the six months ended June 30, 2018 and 2017, $1,267 and $1,481, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and FS/KKR Advisor and the remainder related to other reimbursable expenses. The Company paid $1,027 and $1,149 in administrative services expenses to FSIC III Advisor and FS/KKR Advisor during the six months ended June 30, 2018 and 2017, respectively.

(4)
During the six months ended June 30, 2017, the Company incurred offering costs of  $1,151, of which $753 generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisors. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.
FS Benefit Trust
FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the six months ended June 30, 2017 and 2018, FS Trust purchased $216 and $0, respectively, of the Company’s shares at a purchase price per share of  $8.64 for the six months ended June 30, 2017, which price was equal to the institutional offering price in effect on the date of purchase.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17499	$48,011
June 30, 2017	0.17499	48,942
Total	$0.34998	$96,953
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
Total	$0.34998	$100,979
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 10, 2018 and August 8, 2018, the Company’s board of directors declared regular monthly cash distributions for July 2018 through September 2018 and October 2018 through December 2018, respectively, each in the amount of  $0.058331 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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

Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the six months ended June 30, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2018 and 2017:
Six Months Ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	100,979	100%	96,953	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$100,979	100%	$96,953	100%

(1)
During the six months ended June 30, 2018 and 2017, 91.7% and 91.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.8% and 1.9%, respectively, was attributable to non-cash accretion of discount and 7.5% and 6.9%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2018 and 2017 was $102,124 and $95,736, respectively. As of June 30, 2018 and December 31, 2017, the Company had $18,484 and $17,339, respectively, of undistributed net investment income and $98,545 and $54,056, respectively, of accumulated capital losses on a tax basis.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018	2017
GAAP-basis net investment income	$92,415	$93,327
Reclassification of unamortized original issue discount and prepayment fees	(1,280)	(9,016)
Tax-basis net investment income portion of total return swap payments	8,333	9,073
Accretion of discount on total return swap	718	1,805
Other miscellaneous differences	1,938	547
Tax-basis net investment income	$102,124	$95,736

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
As of June 30, 2018 and December 31, 2017, the components of accumulated earnings (deficit) on a tax basis were as follows:
	June 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$18,484	$17,339
Accumulated capital losses(1)	(98,545)	(54,056)
Other temporary differences	(181)	(189)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap and gain/loss on foreign currency(2)	(112,873)	(103,759)
Total	$(193,115)	$(140,665)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $0 and $98,545, respectively.

(2)
As of June 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS and gain on foreign currency was $62,951 and $65,093, respectively, and the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS and loss on foreign currency was $175,824 and $168,852, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,457,658 and $3,441,720 as of June 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis, including the TRS, was $(112,873) and $(103,759) as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the Company had total deferred tax assets of  $249 and $1,384, respectively, comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, net operating loss carryforward and capital loss carryforward. As of June 30, 2018 and December 31, 2017, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax assets, therefore, the deferred tax assets were offset by valuation allowances of  $249 and $1,384, respectively. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not record provisions for taxes related to its wholly-owned taxable subsidiary.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,360,110	$2,363,239	71%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	294,200	249,509	8%	298,561	261,239	8%
Senior Secured Bonds	81,908	79,692	2%	60,168	60,478	2%
Subordinated Debt	556,702	547,138	16%	690,666	687,221	21%
Collateralized Securities	6,306	6,736	0%	6,697	7,562	0%
Equity/Other	146,971	109,690	3%	164,105	102,582	3%
Total	$3,446,197	$3,356,004	100%	$3,433,145	$3,341,526	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $468,902 and $456,814, respectively, as of June 30, 2018 and $340,523 and $334,647, respectively, as of December 31, 2017.
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,750,284	$2,741,609	72%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	372,928	327,953	9%	362,283	325,244	9%
Senior Secured Bonds	81,908	79,692	2%	60,168	60,478	1%
Subordinated Debt	556,702	547,138	14%	690,666	687,221	19%
Collateralized Securities	6,306	6,736	0%	6,697	7,562	0%
Equity/Other	146,971	109,690	3%	164,105	102,582	3%
Total	$3,915,099	$3,812,818	100%	$3,773,668	$3,676,173	100%

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
As of June 30, 2018, the Company did not “control” any of its portfolio companies. As of June 30, 2018, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (u) to the unaudited consolidated schedule of investments as of June 30, 2018 in this quarterly report on Form 10-Q.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2017, the Company did not “control” any of its portfolio companies. As of December 31, 2017, the Company held investments in three portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2017 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2018, the Company had twenty-four unfunded debt investments with aggregate unfunded commitments of  $237,046 and one unfunded commitment to purchase up to $112 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty-three unfunded debt investments with aggregate unfunded commitments of  $250,923, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$9,632	0%	$7,920	0%
Capital Goods	628,211	19%	537,439	16%
Commercial & Professional Services	357,969	11%	478,578	14%
Consumer Durables & Apparel	155,012	5%	148,917	4%
Consumer Services	259,251	8%	251,626	8%
Diversified Financials	254,719	8%	229,010	7%
Energy	222,956	7%	279,844	8%
Food & Staples Retailing	7,249	0%	7,857	0%
Food, Beverage & Tobacco	72,735	2%	48,111	1%
Health Care Equipment & Services	354,846	11%	321,520	10%
Insurance	36,658	1%	36,480	1%
Materials	219,927	6%	258,634	8%
Media	200,897	6%	207,327	6%
Retailing	101,670	3%	96,411	3%
Semiconductors & Semiconductor Equipment	7,524	0%	11,635	0%
Software & Services	384,084	11%	322,869	10%
Technology Hardware & Equipment	46,461	1%	51,056	2%
Telecommunication Services	25,821	1%	26,029	1%
Transportation	10,382	0%	20,263	1%
Total	$3,356,004	100%	$3,341,526	100%

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
As of June 30, 2018 and December 31, 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2018 (Unaudited)		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$275	$—	$5,665	$—
Level 2—Significant other observable inputs	714,324	—	—	—
Level 3—Significant unobservable inputs	2,641,405	(10,941)	3,335,861	(3,756)
Total	$3,356,004	$(10,941)	$3,341,526	$(3,756)

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
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Company values the TRS in accordance with the agreements between Center City Funding and Citibank, that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the TRS.
The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$687,221	$7,562	$96,917	$3,335,861
Accretion of discount (amortization of premium)	60	45	—	—	(391)	—	(286)
Net realized gain (loss)	(3,895)	604	(1,064)	—	—	(25,406)	(29,761)
Net change in unrealized appreciation (depreciation)	(5,955)	(17,160)	662	(3,803)	(435)	19,493	(7,198)
Purchases	423,527	1,390	—	48,930	—	4,849	478,696
Paid-in-kind interest	1,001	570	96	10,187	—	516	12,370
Sales and repayments	(230,232)	(5,617)	(11,933)	(48,801)	—	(841)	(297,424)
Net transfers in or out of Level 3(1)	(200,374)	(60,537)	(39,432)	(549,481)	—	(1,029)	(850,853)
Fair value at end of period	$2,206,576	$180,534	$8,807	$144,253	$6,736	$94,499	$2,641,405
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,136)	$(16,891)	$118	$(3,803)	$(435)	$(5,619)	$(32,766)

	For the Six Months Ended June 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$614,442	$7,327	$160,682	$3,238,337
Accretion of discount (amortization of premium)	1,938	2,875	261	1,568	(237)	—	6,405
Net realized gain (loss)	723	281	1,611	1,182	—	811	4,608
Net change in unrealized appreciation (depreciation)	13,829	(16,980)	2,045	13,532	440	(15,817)	(2,951)
Purchases	426,527	156,596	75,258	112,955	—	12,901	784,237
Paid-in-kind interest	750	2,723	34	8,775	—	—	12,282
Sales and repayments	(449,365)	(58,922)	(39,424)	(60,546)	—	—	(608,257)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$2,130,331	$321,866	$124,449	$691,908	$7,530	$158,577	$3,434,661
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,235	$(16,302)	$3,389	$12,763	$440	$(25,268)	$(8,743)

(1)
As of June 30, 2018, the Company determined to classify certain investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs used in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2018 and 2017 of the secured borrowing and total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:
	Secured Borrowing		Total Return Swap
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Fair value at beginning of period	$—	$(14,040)	$(3,756)	$11,403
Amortization of premium (accretion of discount)	—	(14)	—	—
Net realized gain (loss)	—	—	10,237	7,179
Net change in unrealized appreciation (depreciation)	—	(49)	(7,185)	(2,398)
Proceeds	—	—	—	—
Sales and repayments	—	—	(10,237)	(7,179)
Net transfers in or out of Level 3	—	—	—	—
Fair value at end of period	$—	$(14,103)	$(10,941)	$9,005
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing and the total return swap still held at the reporting date	$—	$(49)	$(7,185)	$(2,398)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at June 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,911,214	Market Comparables	Market Yield (%)	6.8% – 14.2%	10.2%
			EBITDA Multiples (x)	5.3x – 9.0x	7.2x
	246,900	Other(2)	Other	N/A	N/A
	48,462	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	173,313	Market Comparables	Market Yield (%)	9.7% – 18.2%	16.6%
			EBITDA Multiples (x)	5.3x – 5.8x	5.5x
	7,221	Other(2)	Other	N/A	N/A
Senior Secured Bonds	8,807	Market Comparables	Market Yield (%)	7.5% – 12.6%	9.3%
			EBITDA Multiples (x)	5.0x – 5.5x	5.3x
			Production Multiples (Mboe/d)	$47,500.0 – $52,500.0	$50,000.0
			Proved Reserves Multiples (Mmboe)	$16.0 – $17.5	$16.8
			PV-10 Multiples (x)	1.1x – 1.2x	1.1x
Subordinated Debt	141,696	Market Comparables	Market Yield (%)	14.8% – 20.3%	15.0%
			EBITDA Multiples (x)	11.2x – 11.7x	11.4x
	2,557	Cost	Cost	100.0% – 100.0%	100.0%
Collateralized Securities	6,736	Market Quotes	Indicative Dealer Quotes	72.3% – 100.3%	75.3%
Equity/Other	38,225	Market Comparables	Market Yield (%)	16.5% – 17.0%	16.7%
			Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.3x – 14.0x	7.9x
			Production Multiples (Mboe/d)	$37,500.0 – $52,500.0	$48,639.1
			Proved Reserves Multiples (Mmboe)	$8.5 – $17.5	$15.8
			PV-10 Multiples (x)	1.1x – 1.5x	1.1x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	56,274	Other(2)	Other	N/A	N/A
Total	$2,641,405
Total Return Swap	$(10,941)	Market Quotes	Indicative Dealer Quotes	40.0% – 101.2%	96.3%

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,893,151	Market Comparables	Market Yield (%)	4.8% – 14.0%	9.6%
			EBITDA Multiples (x)	5.0x – 7.5x	7.2x
	128,916	Other(2)	Other	N/A	N/A
	200,377	Market Quotes	Indicative Dealer Quotes	20.0% – 102.1%	95.8%
Senior Secured Loans—Second Lien	200,702	Market Comparables	Market Yield (%)	8.3% – 20.7%	15.4%
			EBITDA Multiples (x)	5.0x – 6.5x	6.2x
	60,537	Market Quotes	Indicative Dealer Quotes	9.4% – 103.3%	81.7%
Senior Secured Bonds	9,411	Market Comparables	Market Yield (%)	7.7% – 12.3%	10.0%
			EBITDA Multiples (x)	4.8x – 5.3x	5.0x
			Production Multiples (Mboe/d)	$42,250.0 – $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 – $11.3	$10.8
			PV-10 Multiples (x)	0.8x – 0.8x	0.8x
	11,635	Other(2)	Other	N/A	N/A
	39,432	Market Quotes	Indicative Dealer Quotes	95.5% – 109.0%	101.6%
Subordinated Debt	137,741	Market Comparables	Market Yield (%)	11.6% – 14.8%	14.4%
			EBITDA Multiples (x)	10.5x – 11.0x	10.8x
	549,480	Market Quotes	Indicative Dealer Quotes	50.0% – 108.5%	98.4%
Collateralized Securities	7,562	Market Quotes	Indicative Dealer Quotes	82.2% – 100.2%	83.9%
Equity/Other	72,394	Market Comparables	Market Yield (%)	15.3% – 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 – $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x – 23.5x	11.4x
			Production Multiples (Mboe/d)	$42,250.0 – $51,250.0	$44,839.6
			Proved Reserves Multiples (Mmboe)	$10.0 – $11.3	$10.6
			PV-10 Multiples (x)	0.8x – 2.4x	1.1x
		Option Valuation Model	Volatility (%)	30.0%	30.0%
	23,494	Other(2)	Other	N/A	N/A
	1,029	Market Quotes	Indicative Dealer Quotes	1.6% – 9.5%	7.9%
Total	$3,335,861
Total Return Swap	$(3,756)	Market Quotes	Indicative Dealer Quotes	58.3% – 101.5%	96.7%

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2018 are discussed below.
	As of June 30, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$157,700	$92,300	March 27, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	324,000	26,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	129,000	21,000	August 13, 2020
Total			$1,310,700	$139,300
Citibank Total Return Swap	Total Return Swap	L+1.55%	$468,902	$31,098	N/A(3)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	September 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020
Total			$1,387,700	$62,300
Citibank Total Return Swap	Total Return Swap	L+1.55%	$340,523	$159,477	N/A(4)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018 and December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before September 30, 2018, or by Citibank on or after September 30, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2018			2017
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$1,726	$—	$1,726	$1,265	$25	$1,290
Deutsche Bank Credit Facility	4,113	233	4,346	3,124	233	3,357
JPM Credit Facility	5,000	36	5,036	3,752	37	3,789
Goldman Facility	3,598	99	3,697	2,756	99	2,855
Capital One Credit Facility	1,686	69	1,755	1,401	69	1,470
Partial Loan Sale(3)	—	—	—	198	7	205
Total	$16,123	$437	$16,560	$12,496	$470	$12,966

(1)
Borrowings of each of the Company’s wholly-owned financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense may include the effect of non-usage fees, administration fees and/or make-whole fees.

(3)
Total interest expense for the secured borrowing includes the effect of amortization of discount.

	Six Months Ended June 30,
	2018			2017
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$3,319	$—	$3,319	$2,455	$50	$2,505
Deutsche Bank Credit Facility	7,795	463	8,258	5,458	458	5,916
JPM Credit Facility	9,354	72	9,426	7,442	72	7,514
Goldman Facility	6,719	197	6,916	5,379	197	5,576
Capital One Credit Facility	3,196	137	3,333	2,734	137	2,871
Partial Loan Sale(3)	—	—	—	390	14	404
Total	$30,383	$869	$31,252	$23,858	$928	$24,786

(1)
Borrowings of each of the Company’s wholly-owned financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense may include the effect of non-usage fees, administration fees and/or make-whole fees.

(3)
Total interest expense for the secured borrowing includes the effect of amortization of discount.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $1,372,927 and 4.40%, respectively. As of June 30, 2018, the Company’s weighted average effective interest rate on borrowings was 4.79%.
See Note 8 to the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of the Company’s financing arrangements.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of June 30, 2018
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after September 30, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank.	$(10,941)
As of June 30, 2018 and December 31, 2017, the fair value of the TRS was $(10,941) and $(3,756), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of June 30, 2018 and December 31, 2017, the receivable due on the TRS was $2,030 and $1,107, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of June 30, 2018 and December 31, 2017, the Company posted $113,654 and $98,005, respectively, in cash collateral held by Citibank (of which only $112,048 and $80,867, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of June 30, 2018 and December 31, 2017.
For the six months ended June 30, 2018 and 2017, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $10,237 and $7,179, respectively, and unrealized appreciation (depreciation) on total return swap of  $(7,185) and $(2,398), respectively, which are reflected in the Company’s consolidated statements of operations.
On June 29, 2018, Center City Funding LLC entered into an amendment to the TRS to, among other things, extend the maturity date to September 30, 2018.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta, Inc.	Media	L+325	1.0%	9/26/21	$11,538	$10,794	$(744)
Advantage Sales & Marketing Inc.	Commercial & Professional Services	L+325	1.0%	7/23/21	497	490	(7)
Advantage Sales & Marketing Inc.	Commercial & Professional Services	L+650	1.0%	7/25/22	1,126	1,093	(33)
Aleris International, Inc.	Materials	L+475		2/27/23	2,619	2,620	1
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,153	7,074	(79)
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	3,015	255
American Tire Distributors, Inc.	Retailing	L+425	1.0%	9/1/21	7,187	5,307	(1,880)
ATS Consolidated, Inc.	Technology Hardware & Equipment	L+375	1.0%	2/28/25	5,514	5,556	42
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	4,642	4,444	(198)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	7,407	7,201	(206)
Avantor, Inc.	Materials	L+400	1.0%	11/21/24	19,577	19,446	(131)
Avaya Inc.(4)	Technology Hardware & Equipment	L+425		12/15/24	6,142	6,208	66
BBB Industries US Holdings, Inc.	Retailing	L+450	1.0%	11/3/21	7,275	7,424	149
Brand Energy & Infrastructure Services, Inc.	Energy	L+425	1.0%	6/21/24	10,037	9,957	(80)
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	8,707	(158)
Confie Seguros Holding II Co.(3)	Insurance	L+525	1.0%	4/19/22	6,826	6,817	(9)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	11,147	8,963	(2,184)
Diamond Resorts International, Inc.	Consumer Services	L+375	1.0%	9/2/23	37,575	37,966	391
Elo Touch Solutions, Inc.(4)	Technology Hardware & Equipment	L+600	1.0%	10/31/23	6,899	7,021	122
EmployBridge, LLC(4)	Commercial & Professional Services	L+500	1.0%	4/18/25	1,201	1,193	(8)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,794	8,246	(548)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	11,546	11,519	(27)
FPC Holdings, Inc.	Capital Goods	L+450	1.3%	11/18/22	2,802	2,785	(17)
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	7,164	3,255	(3,909)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,138	8,110	(1,028)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	14,775	15,000	225
Intelsat Jackson Holdings S.A.(3)	Telecommunication Services	L+375	1.0%	11/27/23	20,024	19,934	(90)
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,422	7,380	(42)
J.C. Penney Corp., Inc.(3)	Retailing	L+425	1.0%	6/23/23	2,233	2,240	7
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,513	2,388	(125)
LBM Borrower, LLC	Capital Goods	L+375	1.0%	8/20/22	5,303	5,319	16
LBM Borrower, LLC	Capital Goods	L+925	1.0%	8/20/23	19,733	19,832	99
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,662	8,855	193
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	9,801	9,875	74
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	8,622	9,071	449
Navistar, Inc.(3)	Capital Goods	L+350		11/6/24	9,677	9,720	43

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	$3,350	$3,432	$82
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,261	2,407	146
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	6,873	6,889	16
Sequa Mezzanine Holdings L.L.C.	Capital Goods	L+900	1.0%	4/28/22	2,232	2,210	(22)
SGS Cayman, L.P.(3)	Software & Services	L+538	1.0%	4/23/21	1,968	1,953	(15)
Specialty Building Products Holdings, LLC(4)	Capital Goods	L+600	1.0%	10/26/23	7,327	7,631	304
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,196	14,185	(1,011)
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	2,848	2,970	122
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+700	1.0%	9/30/21	4,675	4,899	224
Sutherland Global Services Inc.	Software & Services	L+538	1.0%	4/23/21	8,452	8,392	(60)
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	6,519	6,630	111
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	6,904	(26)
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	4,020	4,003	(17)
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	4,023	4,007	(16)
Veritas US Inc.	Software & Services	L+450	1.0%	1/27/23	19,843	18,188	(1,655)
West Corp.	Commercial & Professional Services	L+350	1.0%	10/10/24	4,994	4,956	(38)
West Corp.	Commercial & Professional Services	L+400	1.0%	10/10/24	20,134	19,810	(324)
Westbridge Technologies, Inc.	Software & Services	L+850	1.0%	4/28/23	21,569	21,665	96
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,878	4,396	(482)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	6,614	6,462	(152)
Total					$468,902	$456,814	(12,088)
Total TRS Accrued Income and Liabilities:							1,147
Total TRS Fair Value:							$(10,941)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018, three-month LIBOR was 2.34%.

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

Note 9. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FS/KKR Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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
See Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and the year ended December 31, 2017:
	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$8.22	$8.53
Results of operations(2)
Net investment income	0.32	0.69
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.17)	(0.32)
Net increase (decrease) in net assets resulting from operations	0.15	0.37
Stockholder distributions(3)
Distributions from net investment income	(0.35)	(0.70)
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	0.02
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	0.02
Net asset value, end of period	$8.02	$8.22
Shares outstanding, end of period	290,431,939	290,566,041
Total return(6)	1.77%	4.50%
Total return (without assuming reinvestment of distributions)(6)	1.82%	4.57%
Ratio/Supplemental Data:
Net assets, end of period	$2,330,533	$2,388,724
Ratio of net investment income to average net assets(7)	7.86%	8.08%
Ratio of operating expenses to average net assets(7)	7.03%	7.64%
Ratio of net operating expenses to average net assets(7)	6.81%	7.27%
Portfolio turnover(8)	17.21%	36.76%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,667,554	$1,647,355
Asset coverage per unit(9)	2.40	2.45

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2018 are annualized. Annualized ratios for the six months ended June 30, 2018, are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	1.09%	1.70%
Ratio of interest expense to average net assets	2.66%	2.20%
Ratio of offering costs to average net assets	—	0.14%
(8)
Portfolio turnover for the six months ended June 30, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
Revolving Credit Facility
On August 9, 2018, or the Effective Date, the Company entered into a senior secured revolving credit facility, or the Revolving Credit Facility, with Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, JPMorgan Chase Bank, N.A., or JPMCB, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. As of the Effective Date, the Revolving Credit Facility provides that the Company may borrow up to a sublimit of  $650,000 of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the Revolving Credit Facility and subject to the oversight and approval of the Company’s board of directors. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries including FSIC III Investments, Inc., IC III Altus Investments, LLC and IC III Arches Investments LLC. The Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
Availability under the Revolving Credit Facility will terminate on August 9, 2022, or the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on August 9, 2023. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. Interest under the Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMCB, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the borrowing base is less than 1.85 times the combined debt amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the borrowing base is less than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.25%. The Revolving Credit Facility will be subject to a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the Revolving Credit Facility during the revolving period. The Company will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
In connection with the Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.
The Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMCB, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
Jefferson Square Amended Loan and Security Agreement
On July 16, 2018, Jefferson Square Funding LLC, or Jefferson Square, entered into an Amended and Restated Loan and Security Agreement with JPMCB, as administrative agent and State Street Bank and Trust Company, as collateral agent, securities intermediary, and collateral administrator, amending the Loan Agreement, dated May 8, 2015.
The Amended and Restated Agreement provides for, among other things, (i) decreasing the interest rate on US dollar borrowings to 3-month LIBOR plus 2.50% per annum, (ii) extending the maturity date to July 16, 2022, (iii) temporarily increasing the total amount of available borrowings to $800,000 (iv) permitting Jefferson Square to borrow, pay down, and reborrow a certain percentage of the total available borrowings on a revolving basis, and (v) permitting a limited amount of borrowings in certain foreign currencies.

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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2018:
Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$448,114	$625,964
Sales and Repayments	(413,144)	(575,039)
Net Portfolio Activity	$34,970	$50,925

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$324,190	72%	$461,889	74%
Senior Secured Loans—Second Lien	—	—	9,849	2%
Senior Secured Bonds	26,627	6%	38,152	6%
Subordinated Debt	95,207	21%	101,830	16%
Collateralized Securities	—	—	—	—
Equity/Other	2,090	1%	14,244	2%
Total	$448,114	100%	$625,964	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,360,110	$2,363,239	71%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	294,200	249,509	8%	298,561	261,239	8%
Senior Secured Bonds	81,908	79,692	2%	60,168	60,478	2%
Subordinated Debt	556,702	547,138	16%	690,666	687,221	21%
Collateralized Securities	6,306	6,736	0%	6,697	7,562	0%
Equity/Other	146,971	109,690	3%	164,105	102,582	3%
Total	$3,446,197	$3,356,004	100%	$3,433,145	$3,341,526	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $468,902 and $456,814, respectively, as of June 30, 2018 and $340,523, and $334,647, respectively, as of December 31, 2017.
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,750,284	$2,741,609	72%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	372,928	327,953	9%	362,283	325,244	9%
Senior Secured Bonds	81,908	79,692	2%	60,168	60,478	1%
Subordinated Debt	556,702	547,138	14%	690,666	687,221	19%
Collateralized Securities	6,306	6,736	0%	6,697	7,562	0%
Equity/Other	146,971	109,690	3%	164,105	102,582	3%
Total	$3,915,099	$3,812,818	100%	$3,773,668	$3,676,173	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:
	June 30, 2018	December 31, 2017
Number of Portfolio Companies	117	109
% Variable Rate (based on fair value)	73.5%	70.9%
% Fixed Rate (based on fair value)	23.2%	26.0%
% Income Producing Equity/Other Investments (based on fair value)	0.3%	0.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.0%	3.0%
Average Annual EBITDA of Portfolio Companies	$137,600	$124,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.1%	98.9%
% of Investments on Non-Accrual (based on fair value)	0.3%	1.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.0%
Based on our regular monthly cash distribution amount of  $0.058331 per share as of June 30, 2018 and our distribution reinvestment price of  $8.20 per share, the annualized distribution rate to stockholders as of June 30, 2018 was 8.54%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the six months ended June 30, 2018, our total return was 1.77% and our total return without assuming reinvestment of distributions was 1.82%.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2018:
New Direct Originations	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Total Commitments (including unfunded commitments)	$182,665	$280,194
Exited Investments (including partial paydowns)	(63,735)	(126,726)
Net Direct Originations	$118,930	$153,468

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$182,075	100%	$275,180	98%
Senior Secured Loans—Second Lien	—	—	1,389	1%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	277	0%
Collateralized Securities	—	—	—	—
Equity/Other	590	0%	3,348	1%
Total	$182,665	100%	$280,194	100%

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Average New Direct Origination Commitment Amount	$16,606	$16,482
Weighted Average Maturity for New Direct Originations	3/9/24	2/14/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.8%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.8%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.2%	10.4%
The following table presents certain selected information regarding our direct originations as of June 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	June 30, 2018	December 31, 2017
Number of Portfolio Companies	63	59
Average Annual EBITDA of Portfolio Companies	$76,400	$65,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.7x	4.7x
% of Investments on Non-Accrual (based on fair value)	0.4%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.0%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.5%	10.1%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,591,862	77%	$2,427,744	73%
Opportunistic	497,403	15%	702,066	21%
Broadly Syndicated/Other	266,739	8%	211,716	6%
Total	$3,356,004	100%	$3,341,526	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$70,821	2%	$66,286	2%
2	2,764,935	82%	3,006,809	90%
3	491,112	15%	211,214	6%
4	13,033	0%	1,817	0%
5	16,103	1%	55,400	2%
Total	$3,356,004	100%	$3,341,526	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenues
Our investment income for the three and six months ended June 30, 2018 and 2017 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$76,645	87%	$74,095	79%	$151,812	88%	$147,699	82%
Paid-in-kind interest income	6,550	7%	6,353	7%	12,938	8%	12,282	7%
Fee income	5,386	6%	12,791	14%	7,647	4%	18,895	11%
Dividend income	77	0%	74	0%	77	0%	74	0%
Total investment income(1)	$88,658	100%	$93,313	100%	$172,474	100%	$178,950	100%

(1)
For the three months ended June 30, 2018 and 2017, such revenues represent $81,504 and $85,294, respectively, of cash income earned as well as $7,154 and $8,019, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the six months ended June 30, 2018 and 2017, such revenues represent $158,085 and $163,197, respectively, of cash income earned as well as $14,389 and $15,753, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest that we earn to increase as the proportion of directly originated investments in our investment portfolio increases. Fee income is transaction based, and typically consists of prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in interest income during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 can be attributed to an increase in the LIBOR rate at June 30, 2018, as well as an increase in the number of directly originated loans in our portfolio over the last year. The decrease in fee income during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the decrease of structuring and prepayment activity during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

Expenses
Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$14,446	$19,173	$33,524	$37,789
Subordinated income incentive fees	11,181	11,493	12,804	21,112
Administrative services expenses	662	710	1,516	1,529
Stock transfer agent fees	391	391	778	778
Accounting and administrative fees	283	277	560	555
Interest expense	16,560	12,966	31,252	24,786
Directors’ fees	263	264	713	525
Offering costs	—	432	—	936
Expenses associated with our independent audit and related fees	100	105	199	204
Legal fees	35	35	69	78
Printing fees	319	319	569	634
Other	268	316	669	598
Operating expenses	44,508	46,481	82,653	89,524
Management fee waiver	(209)	(2,397)	(2,594)	(3,901)
Net expenses	$44,299	$44,084	$80,059	$85,623

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	1.91%	1.94%	3.52%	3.76%
Ratio of management fee waiver to average net assets(1)	(0.01)%	(0.10)%	(0.11)%	(0.16)%
Ratio of net operating expenses to average net assets	1.90%	1.84%	3.41%	3.60%
Ratio of incentive fees, interest expense and offering costs to average net assets(1)	(1.19)%	(1.04)%	(1.88)%	(1.97)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.71%	0.80%	1.53%	1.63%

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
Net Investment Income
Our net investment income totaled $44,359 ($0.15 per share) and $49,229 ($0.18 per share) for the three months ended June 30, 2018 and 2017, respectively. The decrease in net investment income for the three months ended June 30, 2018 can be attributed to the decline in fee income as discussed above.
Our net investment income totaled $92,415 ($0.32 per share) and $93,327 ($0.34 per share) for the six months ended June 30, 2018 and 2017, respectively. The decrease in net investment income for the six months ended June 30, 2018 can be attributed to the decline in fee income as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, TRS and foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$(29,737)	$696	$(52,602)	$4,608
Net realized gain (loss) on total return swap	4,952	939	10,237	7,179
Net realized gain (loss) on foreign currency	—	137	226	137
Total net realized gain (loss)	$(24,785)	$1,772	$(42,139)	$11,924

(1)
We sold investments and received principal repayments of $375,046 and $38,098, respectively, during the three months ended June 30, 2018 and $194,278 and $206,448, respectively, during the three months ended June 30, 2017. We sold investments and received principal repayments of $470,320 and $104,719, respectively, during the six months ended June 30, 2018 and $332,463 and $275,794, respectively, during the six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, TRS, secured borrowing and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$28,694	$(8,616)	$1,426	$(5,350)
Net change in unrealized appreciation (depreciation) on total return swap	(9,381)	(3,522)	(7,185)	(2,398)
Net change in unrealized appreciation (depreciation) on secured borrowing	—	(4)	—	(49)
Net change in unrealized gain (loss) on foreign currency	(428)	610	(469)	610
Total net change in unrealized appreciation (depreciation)	$18,885	$(11,532)	$(6,228)	$(7,187)

The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2018 was primarily driven by decreased valuations on several of our syndicated debt investments along with a reversal of unrealized depreciation into a realized loss for one of our largest equity investments.
The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2018 was primarily driven by a reversal of unrealized depreciation into a realized loss for one of our largest equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2018 and 2017, the net increase in net assets resulting from operations was $38,459 ($0.13 per share) and $39,469 ($0.14 per share), respectively.
For the six months ended June 30, 2018 and 2017, the net increase in net assets resulting from operations was $44,048 ($0.15 per share) and $98,064 ($0.35 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2018, we had $193,015 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $113,654 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2018, we had $31,098 in capacity available under the TRS and $139,300 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of June 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2018, we had twenty-four unfunded debt investments with aggregate unfunded commitments of  $237,046 and one unfunded commitment to purchase up to $112 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$157,700	$92,300	March 27, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	324,000	26,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	129,000	21,000	August 13, 2020
Total			$1,310,700	$139,300
Citibank Total Return Swap	Total Return Swap	L+1.55%	$468,902	$31,098	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before September 30, 2018, or by Citibank on or after September 30, 2018, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Notes 8 and 11 to our unaudited consolidated financial statements included herein.
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
Subject to applicable legal restrictions and the sole discretion of our board of directors we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2018 and 2017 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17499	$48,011
June 30, 2017	0.17499	48,942
Total	$0.34998	$96,953
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
Total	$0.34998	$100,979

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2018 and 2017.

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
For the six months ended June 30, 2018, we recognized $2,822 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC III Advisor during the six months ended June 30, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(2)	March 27, 2019	$157,700	$157,700	—	—	—
Deutsche Bank Credit Facility(3)	September 22, 2019	$324,000	—	$324,000	—	—
JPM Credit Facility(4)	May 8, 2019	$400,000	$400,000	—	—	—
Goldman Facility(4)	July 15, 2019	$300,000	—	$300,000	—	—
Capital One Credit Facility(5)	August 13, 2020	$129,000	—	$129,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2018, $92,300 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
At June 30, 2018, $26,000 remained unused under the Deutsche Bank Credit facility.

(4)
At June 30, 2018, no amounts remained unused under the financing arrangement.

(5)
At June 30, 2018, $21,000 remained unused under the Capital One Credit facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
None.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands).

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 73.5% of our portfolio investments (based on fair value) paid variable interest rates, 23.2% paid fixed interest rates, 3.0% were non-income producing equity/other investments and the remaining 0.3% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(22,873)	$(12,620)	$(10,253)	(3.5)%
No change	—	—	—	—
Up 100 basis points	$22,950	$12,620	$10,330	3.5%
Up 300 basis points	$71,095	$37,859	$33,236	11.3%
Up 500 basis points	$120,593	$63,099	$57,494	19.5%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS,

Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2018, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	2,943,198	$8.25	2,943,198	(1)
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
Total	2,943,198	$8.25	2,943,198	(1)

(1)
The maximum number of shares available for repurchase on April 2, 2018 was 2,943,198. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

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

The following exhibits are filed as part of this quarterly report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).
4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017.)
4.2	Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on January 6, 2015).
4.3	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on October 13, 2017.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between the Registrant and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018).
10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014).
10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.4	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).
10.5	Dealer Manager Agreement, dated as of December 20, 2013, by and among the Registrant, FSIC III Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.6	Follow-On Dealer Manager Agreement, dated as of June 2, 2017, by and among the Registrant, FSIC III Adviser, LLC and FS Investment Solutions, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017).
10.7	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.8	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement).
10.9	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.10	Escrow Agreement, dated as of January 9, 2014, by and among the Registrant, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.12	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.13	Investment Management Agreement, dated as of June 26, 2014, by and between the Registrant and Center City Funding LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.14	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).
10.15	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).
10.16	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).
10.17	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).
10.18	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).
10.19	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.20	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).
10.21	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.22	Ninth Amended and Restated Confirmation Letter Agreement, dated as of March 31, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018).
10.23	Tenth Amended and Restated Confirmation Letter Agreement, dated as of June 29, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).
10.24	Expense Support and Conditional Reimbursement Agreement, dated as of December 20, 2013, by and between the Registrant and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(7) filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on October 22, 2014).
10.25	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.26	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.27	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.28	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.29	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).
10.30	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.31	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).
10.32	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).
10.33	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).
10.34*	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC.
10.35	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.36	Sale and Contribution Agreement, dated as of December 2, 2014, by and between the Registrant, as seller, and Dunlap Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.37	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).

10.38	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.39	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary (Incorporated by reference to Exhibit 10.4 to the Registrant’ s Current Report on Form 8-K filed on December 8, 2014).
10.40	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).
10.41	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.42	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.43	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).
10.44	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).
10.45	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).
10.46	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).
10.47	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2018).
10.48*	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.

10.49	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.50	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).
10.51	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).
10.52	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and the Registrant, as seller (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.53	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.54	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as investment manager and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.55	Amended and Restated Loan and Security Agreement, dated as of July 16, 2018, by and between Jefferson Square Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and State Street Bank and Trust Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2018).
10.56	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between the Registrant and Germantown Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.57	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.58	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.59	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.60	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.61	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.62	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, the Registrant and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.63	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.64*	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase, N.A. as administrative agent, and ING Capital LLC, as collateral agent.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.
FS INVESTMENT CORPORATION III
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)