Form 10-Q
period 2018-09-30
FS Investment Corp III
filed 2018-11-14
CIK 1579412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
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
There were 288,451,659 shares of the registrant’s common stock outstanding as of November 14, 2018.

i

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation III
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,280,445 and $3,326,008, respectively)	$3,209,311	$3,301,261
Non-controlled/affiliated investments (amortized cost—$86,553 and $107,137, respectively)	41,771	40,265
Total investments, at fair value (amortized cost—$3,366,998 and $3,433,145, respectively)	3,251,082	3,341,526
Cash	168,149	359,975
Foreign currency, at fair value (cost—$179 and $8,178, respectively)	181	8,369
Due from counterparty	114,689	98,005
Receivable for investments sold and repaid	26,570	675
Interest receivable	34,424	35,499
Deferred financing costs	4,730	1,874
Receivable due on total return swap(1)	6,052	1,107
Prepaid expenses and other assets	77	250
Total assets	$3,605,954	$3,847,280
Liabilities
Unrealized depreciation on total return swap(1)	$10,002	$3,756
Payable for investments purchased	4,878	22,175
Repurchase agreement payable (net of deferred financing costs of $314 and $611, respectively)(1)	299,686	299,389
Credit facilities payable (net of deferred financing costs of $1,980 and $196, respectively)(1)	932,738	1,087,504
Stockholder distributions payable	9,204	—
Management fees payable	13,724	17,015
Subordinated income incentive fees payable(2)	12,827	14,487
Administrative services expense payable	854	277
Interest payable(1)	12,292	10,870
Directors’ fees payable	247	253
Other accrued expenses and liabilities	1,909	2,830
Total liabilities	1,298,361	1,458,556
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,360,066 and 290,566,041 shares issued and outstanding, respectively	290	291
Capital in excess of par value	2,527,159	2,529,098
Accumulated earnings (loss)	(219,856)	(140,665)
Total stockholders’ equity	2,307,593	2,388,724
Total liabilities and stockholders’ equity	$3,605,954	$3,847,280
Net asset value per share of common stock at period end	$7.95	$8.22

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$71,536	$76,649	$221,286	$222,569
Paid-in-kind interest income	10,424	6,274	22,939	17,931
Fee income	8,659	3,033	15,823	21,736
Dividend income	353	—	430	74
From non-controlled/affiliated investments:
Interest income	1,225	887	3,287	2,666
Paid-in-kind interest income	559	411	982	1,036
Fee income	388	6	871	198
Total investment income	93,144	87,260	265,618	266,210
Operating expenses
Management fees(1)	13,724	19,382	47,248	57,171
Subordinated income incentive fees(2)	12,827	5,166	25,631	26,278
Administrative services expenses	919	569	2,435	2,098
Stock transfer agent fees	346	396	1,124	1,174
Accounting and administrative fees	274	282	834	837
Interest expense	17,709	13,775	48,961	38,561
Directors’ fees	200	284	913	809
Offering costs	—	2,118	—	3,054
Other general and administrative expenses	743	776	2,249	2,290
Operating expenses	46,742	42,748	129,395	132,272
Management fees waiver(1)	—	(2,423)	(2,594)	(6,324)
Net expenses	46,742	40,325	126,801	125,948
Net investment income	46,402	46,935	138,817	140,262
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	2,882	2,902	(20,152)	7,510
Non-controlled/affiliated investments	—	—	(29,568)	—
Net realized gain (loss) on total return swap(3)	4,021	11,255	14,258	18,434
Net realized gain (loss) on foreign currency	(516)	893	(290)	1,030
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(25,549)	(7,142)	(46,387)	11,390
Non-controlled/affiliated investments	(174)	(7,477)	22,090	(31,359)
Net change in unrealized appreciation (depreciation) on total return swap(3)	939	(9,274)	(6,246)	(11,672)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	16	—	(33)
Net change in unrealized gain (loss) on foreign currency	216	(448)	(253)	162
Total net realized gain (loss) and unrealized appreciation (depreciation)	(18,181)	(9,275)	(66,548)	(4,538)
Net increase (decrease) in net assets resulting from operations	$28,221	$37,660	$72,269	$135,724
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.10	$0.13	$0.25	$0.49
Weighted average shares outstanding	288,969,053	283,734,531	289,044,461	279,420,801

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

FS Investment Corporation III

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income	$138,817	$140,262
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(35,752)	26,974
Net change in unrealized appreciation (depreciation) on investments	(24,297)	(19,969)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(6,246)	(11,672)
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	(33)
Net change in unrealized gain (loss) on foreign currency	(253)	162
Net increase in net assets resulting from operations	72,269	135,724
Stockholder distributions(2)
Distributions to stockholders	(151,460)	(146,609)
Net decrease in net assets resulting from stockholder distributions	(151,460)	(146,609)
Capital share transactions(3)
Issuance of common stock	—	122,948
Reinvestment of stockholder distributions	70,953	74,284
Repurchases of common stock	(72,893)	(68,455)
Net increase (decrease) in net assets resulting from capital share transactions	(1,940)	128,777
Total increase in net assets	(81,131)	117,892
Net assets at beginning of period	2,388,724	2,323,940
Net assets at end of period	$2,307,593	$2,441,832

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$72,269	$135,724
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,089,493)	(1,008,621)
Paid-in-kind interest	(23,921)	(18,967)
Proceeds from sales and repayments of investments	1,133,149	837,803
Net realized (gain) loss on investments	49,720	(7,510)
Net change in unrealized (appreciation) depreciation on investments	24,297	19,969
Net change in unrealized (appreciation) depreciation on total return swap(1)	6,246	11,672
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	33
Accretion of discount	(3,308)	(9,844)
Amortization of deferred financing costs and discount on secured borrowing	2,063	1,388
Amortization of deferred offering costs	—	3,054
(Increase) decrease in due from counterparty	(16,684)	20,000
(Increase) decrease in receivable for investments sold and repaid	(25,895)	(13,138)
(Increase) decrease in interest receivable	1,075	(10,004)
(Increase) decrease in receivable due on total return swap(1)	(4,945)	(3,646)
(Increase) decrease in prepaid expenses and other assets	173	(86)
Increase (decrease) in payable for investments purchased	(17,297)	60,935
Increase (decrease) in management fees payable	(3,291)	(864)
Increase (decrease) in subordinated income incentive fees payable	(1,660)	(7,157)
Increase (decrease) in administrative services expense payable	577	172
Increase (decrease) in interest payable(1)	1,422	1,466
Increase (decrease) in directors’ fees payable	(6)	41
Increase (decrease) in other accrued expenses and liabilities	(921)	(992)
Net cash provided by (used in) operating activities	103,570	11,428
Cash flows from financing activities
Issuance of common stock	—	122,948
Reinvestment of stockholder distributions	70,953	74,284
Repurchases of common stock	(72,893)	(68,455)
Offering costs incurred	—	(2,077)
Stockholder distributions	(142,256)	(146,609)
Borrowings under credit facilities(1)	715,521	110,000
Repayments of credit facilities(1)	(868,503)	—
Deferred financing costs paid	(6,406)	(500)
Net cash provided by financing activities	(303,584)	89,591
Total increase (decrease) in cash	(200,014)	101,019
Cash and foreign currency at beginning of period	368,344	249,862
Cash and foreign currency at end of period	$168,330	$350,881
Supplemental disclosure
Excise and state taxes paid	$573	$335

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2018 and 2017, the Company paid $0 and $588, respectively, in interest expense on its secured borrowing, $35,675 and $27,112, respectively, in interest expense on the credit facilities and $9,801 and $8,007, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—101.9%
5 Arch Income Fund 2, LLC	(i)(n)	Diversified Financials	9.0%		11/18/21	$143,185	$143,336	$143,185
5 Arch Income Fund 2, LLC	(j)	Diversified Financials	9.0%		11/18/21	5,215	5,215	5,215
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	17,497	17,497	17,585
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	54,011	54,011	54,551
Altus Power America, Inc.		Energy	L+750	1.5%	9/30/21	3,110	3,110	3,016
Altus Power America, Inc.	(j)	Energy	L+750	1.5%	9/30/21	213	213	207
Aspect Software, Inc.	(t)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	12,861	12,861	11,399
Aspect Software, Inc.	(f)(t)	Software & Services	L+1050	1.0%	5/25/20	9,901	9,901	8,775
Atlas Aerospace LLC	(f)(g)	Capital Goods	L+725	1.0%	12/29/22	42,667	42,667	43,520
ATX Networks Corp.	(h)(i)(r)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	9,430	9,358	8,958
ATX Networks Corp.	(g)(h)(i)(r)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	28,735	28,181	27,298
AVF Parent, LLC	(f)	Retailing	L+725	1.3%	3/1/24	29,628	29,628	27,998
BMC Software Finance, Inc.	(j)(r)	Software & Services	L+400		9/10/20	10,000	10,000	9,990
Borden Dairy Co.	(f)(g)	Food, Beverage & Tobacco	L+819	1.0%	7/6/23	48,125	48,125	46,874
ConnectiveRx, LLC	(f)(g)(h)	Health Care Equipment & Services	L+827	1.0%	11/25/21	172,364	172,225	172,588
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	261	261	261
CSafe Acquisition Co., Inc.	(j)	Capital Goods	L+725	1.0%	11/1/21	2,435	2,348	2,348
CSafe Acquisition Co., Inc.	(f)	Capital Goods	L+725	1.0%	10/31/23	22,388	22,388	22,388
CSafe Acquisition Co., Inc.	(j)	Capital Goods	L+725	1.0%	10/31/23	9,426	9,426	9,426
Dade Paper & Bag, LLC		Capital Goods	L+700	1.0%	6/10/24	5,644	5,644	5,524
Dade Paper & Bag, LLC	(g)(h)	Capital Goods	L+750	1.0%	6/10/24	44,253	44,253	44,253
Eagle Family Foods Group LLC	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,507	3,470	3,132
Eagle Family Foods Group LLC	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	23,321	23,070	23,012
Elo Touch Solutions, Inc.	(r)	Technology Hardware & Equipment	L+600	1.0%	10/31/23	2,916	2,890	2,947
Empire Today, LLC	(f)(g)	Retailing	L+800	1.0%	11/17/22	44,213	44,212	44,434
EmployBridge, LLC	(r)	Commercial & Professional Services	L+500	1.0%	4/18/25	1,682	1,706	1,699
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	6,669	6,669	6,485
Fairway Group Acquisition Co.	(k)(l)(t)(r)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	4,328	3,953	476
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	467	460	467
Fairway Group Acquisition Co.	(j)(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,028	1,028	1,028
Fairway Group Acquisition Co.	(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	2,352	2,203	2,352
Fox Head, Inc.	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	1,067	1,067	1,062
FullBeauty Brands Holdings Corp.		Retailing	L+800	1.0%	10/14/20	13,000	13,000	13,000
FullBeauty Brands Holdings Corp.	(s)(r)	Retailing	L+475	1.0%	10/14/22	8,137	2,428	2,486
GC Agile Intermediate Holdings Ltd.	(i)(j)	Commercial & Professional Services	L+650		6/15/23	1,957	1,899	1,752
GC Agile Intermediate Holdings Ltd.	(f)(i)	Commercial & Professional Services	L+650	1.0%	6/15/25	13,263	13,007	13,124
GC Agile Intermediate Holdings Ltd.	(i)(j)	Commercial & Professional Services	L+650	1.0%	6/15/25	6,382	6,260	6,315
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
GC Agile Intermediate Holdings Ltd.	(i)(j)	Commercial & Professional Services	L+650	1.0%	6/15/25	$5,319	$5,227	$5,263
Greystone Equity Member Corp.	(i)	Diversified Financials	L+725	3.8%	4/1/26	96,787	96,787	97,029
Greystone Equity Member Corp.	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26	22,463	22,463	22,519
Gulf Finance, LLC	(h)(r)	Energy	L+525	1.0%	8/25/23	4,699	4,592	3,965
H.M. Dunn Co., Inc.	(k)(l)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	6,397	5,786	1,439
Harrison Gypsum, LLC	(f)	Materials	L+700	1.0%	4/29/24	17,884	17,719	17,541
Harrison Gypsum, LLC	(j)	Materials	L+700	1.0%	4/29/24	5,737	5,736	5,627
Hudson Technologies Co.	(g)(i)	Commercial & Professional Services	L+1025	1.0%	10/10/23	7,929	7,859	6,224
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,113	6,113	6,079
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)	Materials	L+700	1.0%	11/30/24	76,423	76,422	76,996
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	9,787	9,787	9,799
JAKKS Pacific, Inc.		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,374	2,357	2,355
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	176,168	176,168	176,168
JMC Acquisition Merger Corp.	(j)	Capital Goods	L+750	1.0%	1/29/24	21,787	21,787	21,787
JSS Holdings, Inc.	(f)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,673	65,147	68,891
Kodiak BP, LLC	(f)(g)(h)	Capital Goods	L+725	1.0%	12/1/24	90,364	90,364	89,348
Kodiak BP, LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	11,594	11,594	11,464
Latham Pool Products, Inc.	(g)	Consumer Durables & Apparel	L+775	1.0%	6/29/21	36,118	36,118	36,118
Logan’s Roadhouse, Inc.		Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,583	1,583	1,583
Logan’s Roadhouse, Inc.		Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	356	356	356
Logan’s Roadhouse, Inc.	(j)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	220	220	220
Murray Energy Corp.		Energy	L+900	1.0%	2/12/21	9,258	9,194	9,184
North Haven Cadence Buyer, Inc.	(j)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+823	1.0%	9/2/22	17,686	17,686	17,664
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,797	16,797	17,300
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	19,615	19,615	19,934
Production Resource Group, LLC	(f)(h)	Media	L+700	1.0%	8/21/24	173,008	173,008	173,008
Propulsion Acquisition, LLC	(f)(h)(r)	Capital Goods	L+600	1.0%	7/13/21	60,447	59,310	59,843
Reliant Acquisitions Holdings, Inc.	(g)	Health Care Equipment & Services	L+675	1.0%	8/30/24	46,880	46,418	46,691
Roadrunner Intermediate Acquisition Co., LLC	(f)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23	94,698	94,698	89,111
Rogue Wave Software, Inc.	(f)(g)(h)	Software & Services	L+844	1.0%	9/25/21	151,900	151,900	151,900
Safariland, LLC	(f)	Capital Goods	L+778	1.1%	11/18/23	42,893	42,893	39,032
Sequel Youth and Family Services, LLC	(f)(g)	Health Care Equipment & Services	L+755	1.0%	9/1/22	15,277	15,277	15,475
Sequential Brands Group, Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+875		2/7/24	98,508	96,592	98,508
Sorenson Communications, Inc.	(f)(r)	Telecommunication Services	L+575	2.3%	4/30/20	4,812	4,805	4,838
Specialty Building Products Holdings, LLC	(r)	Capital Goods	L+600	1.0%	10/26/23	9,467	9,180	9,520
SSC (Lux) Limited S.Ã r.l.	(f)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,648
Strike, LLC	(r)	Energy	L+800	1.0%	11/30/22	2,896	2,830	2,940
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SunGard Availability Services Capital, Inc.	(f)(h)(r)	Software & Services	L+700	1.0%	9/30/21	$24,325	$24,147	$22,622
SunGard Availability Services Capital, Inc.	(r)	Software & Services	L+1000	1.0%	10/1/22	2,450	2,334	2,413
Swift Worldwide Resources US Holdings Corp.		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,227	17,227	17,571
Trace3, LLC	(f)(g)	Software & Services	L+675	1.0%	6/6/23	37,672	37,672	37,672
VP Parent Holdings, Inc.	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	54,833	54,307	54,282
Warren Resources, Inc.	(g)(t)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,160	6,160	6,160
York Risk Services Holding Corp.	(r)	Insurance	L+375	1.0%	10/1/21	982	977	954
Zeta Interactive Holdings Corp.	(g)(h)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	64,188
Zeta Interactive Holdings Corp.	(j)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,366
Total Senior Secured Loans—First Lien							2,485,459	2,469,475
Unfunded Loan Commitments							(118,779)	(118,779)
Net Senior Secured Loans—First Lien							2,366,680	2,350,696
Senior Secured Loans—Second Lien—7.6%
Ammeraal Beltech Holding BV	(i)	Capital Goods	L+800		9/28/26	44,463	43,574	43,573
Arena Energy, LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,605	25,605	25,605
Bellatrix Exploration Ltd.	(i)	Energy	8.5%		7/26/23	1,872	1,872	1,877
Bellatrix Exploration Ltd.	(i)(j)	Energy	8.5%		7/26/23	3,120	3,120	3,128
Bellatrix Exploration Ltd.	(i)	Energy	8.5%		7/26/23	9,000	8,004	7,965
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,931	5,931	5,805
CDS U.S. Intermediate Holdings, Inc.	(f)(i)(r)	Media	L+825	1.0%	7/10/23	9,000	8,906	8,707
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,883
Crossmark Holdings, Inc.	(k)(l)(r)	Media	L+750	1.3%	12/21/20	1,500	1,340	145
Fairway Group Acquisition Co.	(k)(l)(t)(r)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	3,835	3,472	422
Gruden Acquisition, Inc.	(h)(r)	Transportation	L+850	1.0%	8/18/23	10,000	9,688	10,000
Jazz Acquisition, Inc.	(r)	Capital Goods	L+675	1.0%	6/19/22	1,998	2,004	1,923
Logan’s Roadhouse, Inc.	(k)(l)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	4,275	3,983	1,103
One Call Corp.	(g)(h)	Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	2,729	2,704	2,692
Spencer Gifts LLC	(g)(h)(r)	Retailing	L+825	1.0%	6/29/22	37,000	36,961	27,843
Titan Energy Operating, LLC	(g)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	42,763	33,111	6,586
Ultimate Baked Goods Midco LLC	(f)	Food & Staples Retailing	L+800	1.0%	8/9/26	15,292	15,142	15,112
UTEX Industries, Inc.	(r)	Energy	L+725	1.0%	5/20/22	1,273	1,269	1,259
Total Senior Secured Loans—Second Lien							222,686	179,628
Unfunded Loan Commitment							(3,120)	(3,120)
Net Senior Secured Loans—Second Lien							219,566	176,508

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—3.9%
Altice France SA	(e)(i)(r)	Telecommunication Services	8.1%		2/1/27	$1,767	$1,767	$1,823
APX Group, Inc.	(h)(r)	Consumer Services	7.9%		12/1/22	10,708	10,630	10,935
Avantor, Inc.	(r)	Materials	6.0%		10/1/24	1,361	1,361	1,384
Black Swan Energy Ltd.	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,333
Boyne USA Inc.	(e)(r)	Consumer Services	7.3%		5/1/25	54	56	57
CSVC Acquisition Corp.	(e)(r)	Diversified Financials	7.8%		6/15/25	13,774	13,774	11,889
Diamond Resorts International, Inc.	(h)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,301
DJO Finco Inc.	(r)	Health Care Equipment & Services	8.1%		6/15/21	2,660	2,679	2,726
Eagle Intermediate Global Holding B.V.	(e)(i)(r)	Consumer Durables & Apparel	7.5%		5/1/25	4,284	4,322	4,204
Genesys Telecommunications Laboratories, Inc.	(r)	Software & Services	10.0%		11/30/24	1,409	1,561	1,561
Global A&T Electronics Ltd.	(i)(r)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	7,120	7,182	6,924
J.C. Penney Corp., Inc.	(e)(i)(s)(r)	Retailing	5.7%		6/1/20	143	133	127
JW Aluminum Co.	(r)	Materials	10.3%		6/1/26	759	759	760
Pattonair Holdings, Ltd.	(e)(i)(r)	Capital Goods	9.0%		11/1/22	4,660	4,830	4,827
Pisces Midco Inc.	(r)	Capital Goods	8.0%		4/15/26	3,277	3,217	3,304
Sorenson Communications, Inc.	(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,611	11,702
Starfruit Finco B.V.	(e)(s)(r)	Materials	8.0%		10/1/26	2,288	2,288	2,325
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	2,490	2,490	2,487
Talos Production LLC	(r)	Energy	11.0%		4/3/22	4,500	4,712	4,832
Velvet Energy Ltd.	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,703
Total Senior Secured Bonds							91,170	90,204
Subordinated Debt—23.5%
APX Group, Inc.	(e)(r)	Consumer Services	8.8%		12/1/20	4,406	4,104	4,409
APX Group, Inc.	(e)(h)(r)	Consumer Services	7.6%		9/1/23	7,510	6,791	6,931
Ascent Resources Utica Holdings, LLC	(e)(r)	Energy	10.0%		4/1/22	30,000	30,000	33,806
Avantor, Inc.	(g)(h)(r)	Materials	9.0%		10/1/25	52,500	52,502	54,258
Byrider Holding Corp.		Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	292	292	292
Calumet Specialty Products Partners, L.P.	(e)(i)(r)	Energy	7.8%		4/15/23	10,300	10,251	10,310
Canbriam Energy Inc.	(e)(i)(r)	Energy	9.8%		11/15/19	19,550	19,493	19,501
CEC Entertainment, Inc.	(g)(r)	Consumer Services	8.0%		2/15/22	39,014	37,924	35,747
ClubCorp Holdings, Inc.	(e)(r)	Consumer Services	8.5%		9/15/25	9,202	8,866	8,784
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	10.8%		9/1/24	3,453	3,621	3,364
Eclipse Resources Corp.	(e)(i)(r)	Energy	8.9%		7/15/23	9,175	9,042	9,358
Exterran Energy Solutions, L.P.	(e)(i)(r)	Capital Goods	8.1%		5/1/25	7,714	7,714	8,066
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$950	$950	$941
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	6,035	6,035	5,983
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,247	1,247	1,235
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,174	1,174	1,162
Global Jet Capital Inc.	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	77,999	77,999	77,122
Global Jet Capital Inc.	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12,757	12,757	12,613
Global Jet Capital Inc.	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,680	6,680	6,605
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	16,334	16,334	16,150
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	10,115	10,115	10,001
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	14,950	14,950	14,763
Great Lakes Dredge & Dock Corp.	(e)(i)(r)	Capital Goods	8.0%		5/15/22	8,352	8,364	8,602
Greystone Mezzanine Equity Member Corp.	(i)(j)	Diversified Financials	L+650	4.5%	9/15/25	39,750	39,750	39,253
KGA Escrow LLC	(e)(r)	Automobiles & Components	7.5%		8/15/23	4,039	4,048	4,207
P.F. Chang’s China Bistro, Inc.	(e)(g)(r)	Consumer Services	10.3%		6/30/20	49,532	49,369	47,991
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	47,859	47,545	49,669
Quorum Health Corp.	(e)(r)	Health Care Equipment & Services	11.6%		4/15/23	2,816	2,806	2,825
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	116	116	116
Sorenson Communications, Inc.	(g)(r)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,261	9,455
SRS Distribution Inc.	(e)(r)	Capital Goods	8.3%		7/1/26	11,646	11,594	11,398
Stars Group Holdings B.V.	(e)(i)(r)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,860
SunGard Availability Services Capital, Inc.	(g)(r)	Software & Services	8.8%		4/1/22	16,400	12,691	7,927
Surgery Center Holdings, Inc.	(e)(r)	Health Care Equipment & Services	6.8%		7/1/25	2,215	2,109	2,129
Team Health Holdings Inc	(e)(r)	Health Care Equipment & Services	6.4%		2/1/25	8,677	7,658	7,632
Vertiv Group Corp.	(e)(r)	Capital Goods	9.3%		10/15/24	14,697	14,324	15,364
York Risk Services Holding Corp.	(g)(h)(r)	Insurance	8.5%		10/1/22	36,050	34,069	31,844
Total Subordinated Debt							585,315	582,673
Unfunded Debt Commitment							(39,750)	(39,750)
Net Subordinated Debt							545,565	542,923
Collateralized Securities—0.3%
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	L+435		1/25/27	730	698	732
NewStar Clarendon 2014-1A Class Subord. B	(i)	Diversified Financials	9.7%		1/25/27	8,310	5,372	5,659
Total Collateralized Securities							6,070	6,391

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.7%
5 Arches, LLC, Common Equity	(i)(m)	Diversified Financials				56,000	$1,381	$2,800
ACP FH Holdings GP, LLC, Common Equity	(k)	Consumer Durables & Apparel				11,429	11	6
ACP FH Holdings, LP, Common Equity	(k)	Consumer Durables & Apparel				1,131,428	1,131	614
Altus Power America Holdings, LLC, Common Equity	(k)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(o)	Energy	9.0%, 5.0% PIK		10/3/23	1,036,585	1,037	1,000
ASG Everglades Holdings, Inc., Warrants	(k)	Software & Services			6/27/22	48,325	1,377	1,474
Aspect Software Parent, Inc., Common Equity	(k)(t)	Software & Services				1,142,735	28,097	—
ATX Holdings, LLC, Common Equity	(i)(k)	Technology Hardware & Equipment				83,488	134	79
Byrider Holding Corp., Common Equity	(k)	Automobiles & Components				278	—	—
Chisholm Oil and Gas, LLC, Series A Units	(k)(m)	Energy				75,000	75	70
CSF Group Holdings, Inc., Common Equity	(k)	Capital Goods				173,900	174	191
Escape Velocity Holdings, Inc., Common Equity	(k)	Software & Services				7,725	77	297
Fairway Group Holdings Corp., Common Equity	(k)(t)	Food & Staples Retailing				71,465	2,296	—
Global Jet Capital Holdings, LP, Preferred Equity	(i)(k)	Commercial & Professional Services				42,484,416	42,484	15,507
H.I.G. Empire Holdco, Inc., Common Equity	(k)	Retailing				206	614	634
Harvest Oil & Gas Corp., Common Equity	(k)(r)	Energy				59,487	1,309	1,190
Harvey Holdings, LLC, Common Equity	(k)	Capital Goods				2,000,000	2,000	5,150
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	(k)(t)	Capital Goods				1,929	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	(k)(t)	Capital Goods				1,929	—	—
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(m)	Materials				220,619	221	199
JMC Acquisition Holdings, LLC, Common Equity	(k)	Capital Goods				8,068	8,068	9,359
JSS Holdco, LLC, Net Profits Interest	(k)	Capital Goods				—	—	651
JW Aluminum Co., Common Equity	(k)	Materials				41	—	185
JW Aluminum Co., Preferred Equity		Materials	12.5% PIK		11/17/25	1,087	4,488	6,527
North Haven Cadence TopCo, LLC, Common Equity	(k)	Consumer Services				833,333	833	1,312
PDI Parent LLC, Common Equity	(k)	Capital Goods				923,077	923	762
Ridgeback Resources Inc., Common Equity	(i)(k)(q)	Energy				827,156	5,082	5,712
Roadhouse Holding Inc., Common Equity	(k)	Consumer Services				1,202,991	1,250	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				60	581	939
Sequential Brands Group, Inc., Common Equity	(k)(r)	Consumer Durables & Apparel				125,391	1,693	209
SSC Holdco Limited, Common Equity	(i)(k)	Health Care Equipment & Services				113,636	2,273	2,671
Sunnova Energy Corp., Common Equity	(k)	Energy				577,086	2,166	—
Sunnova Energy Corp., Preferred Equity	(k)	Energy				105,341	561	609
TE Holdings, LLC, Common Equity	(k)(m)(r)	Energy				129,829	1,104	130
TE Holdings, LLC, Preferred Equity	(k)(r)	Energy				86,061	859	559
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Titan Energy, LLC, Common Equity	(k)(r)	Energy				72,739	$2,299	$30
Warren Resources, Inc., Common Equity	(k)(t)	Energy				998,936	4,695	3,796
White Star Petroleum Holdings, LLC, Common Equity	(k)(m)	Energy				1,738,244	1,478	739
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(k)	Software & Services				1,051,348	8,357	10,832
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(k)	Software & Services				956,233	8,357	9,616
Zeta Interactive Holdings Corp., Warrants	(k)	Software & Services			4/20/27	143,435	—	442
Total Equity/Other							137,947	84,360
TOTAL INVESTMENTS—140.9%							$3,366,998	3,251,082
LIABILITIES IN EXCESS OF OTHER ASSETS—(40.9%)								(943,489)
NET ASSETS—100.0%								$2,307,593

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(j)	$484,378	$(10,002)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018, the three-month London Interbank Offered Rate, or LIBOR, or “L”, was 2.40%, and the U.S. Prime Lending Rate, or Prime, was 5.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, 80.9% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.6% of the Company’s total assets represented qualifying assets as of September 30, 2018.

(j)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(k)
Security is non-income producing.

(l)
Security was on non-accrual status as of September 30, 2018.

(m)
Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(n)
Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)
Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 8). As of September 30, 2018, the fair value of securities rehypothecated by BNPP was $109,820.

(q)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.77 as of September 30, 2018.

(r)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).

(s)
Position or portion thereof unsettled as of September 30, 2018.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

(t)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the nine months ended September 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Aspect Software, Inc.	$5,004	$—	$—	$(5,004)	$—	$—	$—	$—	$286	$—	$6
Aspect Software, Inc.	9,156	—	195	(193)	—	—	(383)	8,775	932	195	293
Aspect Software, Inc.(1)	(1,822)	—	1,822	(1,822)	—	—	1,822	—	22	—	4
Aspect Software, Inc.	—	—	13,018	(157)	—	—	(1,462)	11,399	441	118	2
Fairway Group Acquisition Co.	6,159	—	510	—	—	—	(184)	6,485	569	510	—
Fairway Group Acquisition Co.	903	—	37	—	—	—	(464)	476	41	37	—
Fairway Group Acquisition Co.(2)	—	—	460	—	—	—	7	467	7	4	93
Fairway Group Acquisition Co.	—	—	2,317	(116)	2	—	149	2,352	33	22	—
H.M. Dunn Co., Inc.	—	9,643	—	—	—	(3,857)	(4,347)	1,439	279	—	—
Warren Resources, Inc.	18,372	—	60	(11,824)	—	—	(448)	6,160	638	60	473
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	795	—	36	—	—	—	(409)	422	39	36	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	—	—	—	—	—	(25,711)	25,711	—	—	—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	1,698	—	—	—	—	—	2,098	3,796	—	—	—
Total	$40,265	$9,643	$18,455	$(19,116)	$2	$(29,568)	$22,090	$41,771	$3,287	$982	$871

(1)
Security was an unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0 as of December 31, 2017.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $1,028 and a fair value of  $1,028.

(3)
Interest income, PIK income and fee income presented for the full nine months ended September 30, 2018.

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2018, the Company had seven wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it expects to hold equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2018. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Subordinated Income Incentive Fee:   Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC III Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC III Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC III Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC III Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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
For the nine months ended September 30, 2018, the Company recognized $4,188 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	14,245,955	$122,948
Reinvestment of Distributions	8,610,947	70,953	8,603,346	74,284
Total Gross Proceeds	8,610,947	70,953	22,849,301	197,232
Share Repurchase Program	(8,816,922)	(72,893)	(7,938,999)	(68,455)
Net Proceeds from Share Transactions	(205,975)	$(1,940)	14,910,302	$128,777
During the period from October 1, 2018 to November 9, 2018, the Company issued 930,912 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $7,492 and at an average price per share of  $8.05. For additional information regarding the terms of the DRP, see Note 5.
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
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the institutional offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of common stock at a price equal to the price at which shares of its common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the DRP is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.
The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.55	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.64	21,346
June 30, 2017	July 5, 2017	3,932,392	100%	1.38%	$8.64	33,976
Total		7,938,999				$68,455
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935
March 31, 2018	April 2, 2018	2,943,198	28%	1.01%	$8.25	24,281
June 30, 2018	July 2, 2018	2,887,475	19%	0.99%	$8.20	23,677
Total		8,816,922				$72,893

On October 2, 2018, the Company repurchased 2,839,319 shares of common stock (representing approximately 17% of the shares of common stock tendered for repurchase and 0.98% of the shares outstanding as of such date) at $8.10 per share for aggregate consideration totaling $22,998.

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
Pursuant to the FSIC III Advisor investment advisory and administrative services agreement, FSIC III Advisor was entitled to an annual base management fee equal to 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective February 3, 2017, FSIC III Advisor contractually had agreed to permanently waive 0.25% of the base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average weekly value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC III Advisor under the FSIC III Advisor investment advisory and administrative services agreement with respect to each year.
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
The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the FS/KKR Advisor investment advisory and administrative services agreement, as applicable, during the three and nine months ended September 30, 2018 and 2017:
Related Party	Source Agreement	Description	Three Months Ended September 30,		Nine Months Ended September 30,
			2018	2017	2018	2017
FSIC III Advisor and FS/KKR Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$13,724	$16,959	$44,654	$50,847
FSIC III Advisor and FS/KKR Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$12,827	$5,166	$25,631	$26,278
FSIC III Advisor and FS/KKR Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$919	$569	$2,435	$2,098
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$474	—	$1,227

(1)
FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three and nine months ended September 30, 2018 are net of waivers of  $0 and $2,594, respectively, and the amounts shown for the three and nine months ended September 30, 2017 are net of waivers of  $2,423 and $6,324, respectively. During the nine months ended September 30, 2018 and 2017, $47,945 and $51,711, respectively, in base management fees were paid to FS/KKR Advisor and/or FSIC III Advisor. As of September 30, 2018, $13,724 in net base management fees were payable to FSIC III Advisor and FS/KKR Advisor.

(2)
During the nine months ended September 30, 2018 and 2017, $27,291 and $33,435, respectively, of subordinated incentive fees on income were paid to FS/KKR Advisor and/or FSIC III Advisor. As of September 30, 2018, a subordinated incentive fee on income of  $12,827 was payable to FS/KKR Advisor.

(3)
During the nine months ended September 30, 2018 and 2017, $2,047 and $2,016, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and FS/KKR Advisor and the remainder related to other reimbursable expenses. The Company paid $1,858 and $1,926 in administrative services expenses to FSIC III Advisor and FS/KKR Advisor during the nine months ended September 30, 2018 and 2017, respectively.

(4)
During the nine months ended September 30, 2017, the Company incurred offering costs of  $2,077, of which $1,227 generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.
FS Benefit Trust
FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the nine months ended September 30, 2018 and 2017, FS Trust purchased $0 and $216, respectively, of the Company’s shares at a purchase price per share of  $8.64 for the nine months ended September 30, 2017, which price was equal to the institutional offering price in effect on the date of purchase.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17499	$48,011
June 30, 2017	0.17499	48,942
September 30, 2017	0.17499	49,656
Total	$0.52497	$146,609
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
September 30, 2018	0.17499	50,481
Total	$0.52497	$151,460
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On August 8, 2018 and November 6, 2018, the Company’s board of directors declared regular monthly cash distributions for October 2018 through December 2018 and January 2019 through March 2019, respectively, each in the amount of  $0.058331 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the nine months ended September 30, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2018 and 2017:
Nine Months Ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	151,460	100%	146,609	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$151,460	100%	$146,609	100%

(1)
During the nine months ended September 30, 2018 and 2017, 89.9% and 91.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.1% and 1.9%, respectively, was attributable to non-cash accretion of discount and 9.0% and 7.1%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2018 and 2017 was $147,127 and $147,382, respectively. As of September 30, 2018 and December 31, 2017, the Company had $13,859 and $18,192, respectively, of undistributed net investment income and $94,811 and $54,075, respectively, of accumulated capital losses on a tax basis.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018	2017
GAAP-basis net investment income	$138,817	$140,262
Reclassification of unamortized original issue discount and prepayment fees	(7,315)	(11,354)
Tax-basis net investment income portion of total return swap payments	12,615	13,351
Accretion of discount on total return swap	1,124	1,552
Non-deductible offering costs	—	3,054
Other miscellaneous differences	1,886	517
Tax-basis net investment income	$147,127	$147,382

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
As of September 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$13,859	$18,192
Accumulated capital losses(1)	(94,811)	(54,075)
Other temporary differences	(176)	(199)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap and gain/loss on foreign currency(2)	(138,966)	(104,583)
Total	$(220,094)	$(140,665)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $0 and $94,811, respectively.

(2)
As of September 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS and gain on foreign currency was $46,199 and $65,093, respectively, and the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS and loss on foreign currency was $(185,165) and $(169,676), respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,379,984 and $3,442,544 as of September 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis, including the TRS, was $(138,966) and $(104,583) as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, the Company had a deferred tax asset of  $1,052 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, net operating loss carryforward and capital loss carryforward. As of September 30, 2018, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax assets, therefore, the deferred tax assets were offset by valuation allowance of  $1,052, respectively. For the nine months ended September 30, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,366,680	$2,350,696	72%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	219,566	176,508	5%	298,561	261,239	8%
Senior Secured Bonds	91,170	90,204	3%	60,168	60,478	2%
Subordinated Debt	545,565	542,923	17%	690,666	687,221	21%
Collateralized Securities	6,070	6,391	0%	6,697	7,562	0%
Equity/Other	137,947	84,360	3%	164,105	102,582	3%
Total	$3,366,998	$3,251,082	100%	$3,433,145	$3,341,526	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $484,378 and $477,380, respectively, as of September 30, 2018 and $340,523 and $334,647, respectively, as of December 31, 2017.
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,760,667	$2,739,359	74%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	309,957	265,225	7%	362,283	325,244	9%
Senior Secured Bonds	91,170	90,204	2%	60,168	60,478	1%
Subordinated Debt	545,565	542,923	15%	690,666	687,221	19%
Collateralized Securities	6,070	6,391	0%	6,697	7,562	0%
Equity/Other	137,947	84,360	2%	164,105	102,582	3%
Total	$3,851,376	$3,728,462	100%	$3,773,668	$3,676,173	100%

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
As of September 30, 2018, the Company did not “control” any of its portfolio companies. As of September 30, 2018, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but was not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (t) to the unaudited consolidated schedule of investments as of September 30, 2018 in this quarterly report on Form 10-Q.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2018, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of  $161,649 and one unfunded commitment to purchase up to $71 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty-three unfunded debt investments with aggregate unfunded commitments of  $250,923, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$10,304	0%	$7,920	0%
Capital Goods	742,830	23%	537,439	16%
Commercial & Professional Services	256,264	8%	478,578	14%
Consumer Durables & Apparel	149,155	5%	148,917	4%
Consumer Services	172,697	5%	251,626	8%
Diversified Financials	260,853	8%	229,010	7%
Energy	202,247	6%	279,844	8%
Food & Staples Retailing	25,314	1%	7,857	0%
Food, Beverage & Tobacco	69,548	2%	48,111	1%
Health Care Equipment & Services	391,188	12%	321,520	10%
Insurance	32,798	1%	36,480	1%
Materials	169,865	5%	258,634	8%
Media	181,860	6%	207,327	6%
Retailing	116,522	4%	96,411	3%
Semiconductors & Semiconductor Equipment	6,924	0%	11,635	0%
Software & Services	385,613	12%	322,869	10%
Technology Hardware & Equipment	39,282	1%	51,056	2%
Telecommunication Services	27,818	1%	26,029	1%
Transportation	10,000	0%	20,263	1%
Total	$3,251,082	100%	$3,341,526	100%

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
As of September 30, 2018 and December 31, 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2018 (Unaudited)		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$1,429	$—	$5,665	$—
Level 2—Significant other observable inputs	680,055	—	—	—
Level 3—Significant unobservable inputs	2,569,598	(10,002)	3,335,861	(3,756)
Total	$3,251,082	$(10,002)	$3,341,526	$(3,756)

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
The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$687,221	$7,562	$96,917	$3,335,861
Accretion of discount (amortization of premium)	1,195	91	1	—	(627)	8	668
Net realized gain (loss)	(3,879)	649	(1,059)	121	—	(25,406)	(29,574)
Net change in unrealized appreciation (depreciation)	(25,501)	(14,694)	671	(4,498)	(544)	8,173	(36,393)
Purchases	782,150	72,583	—	48,930	—	3,581	907,244
Paid-in-kind interest	5,410	896	133	15,674	—	839	22,952
Sales and repayments	(581,698)	(134,018)	(12,269)	(51,481)	—	(841)	(780,307)
Net transfers in or out of Level 3(1)	(200,374)	(60,537)	(39,432)	(549,481)	—	(1,029)	(850,853)
Fair value at end of period	$2,199,747	$126,209	$8,523	$146,486	$6,391	$82,242	$2,569,598
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(544)	$(17,205)	$132	$(21,082)	$(13,460)	$(4,500)	$(56,659)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2017
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

The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of the secured borrowing and total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:
	Secured Borrowing		Total Return Swap
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value at beginning of period	$—	$(14,040)	$(3,756)	$11,403
Amortization of premium (accretion of discount)	—	(21)	—	—
Net realized gain (loss)	—	—	14,258	18,434
Net change in unrealized appreciation (depreciation)	—	(33)	(6,246)	(11,672)
Proceeds	—	—	—	—
Sales and repayments	—	—	(14,258)	(18,434)
Net transfers in or out of Level 3	—	—	—	—
Fair value at end of period	$—	$(14,094)	$(10,002)	$(269)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing and the total return swap still held at the reporting date	$—	$(33)	$(6,246)	$(11,672)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at September 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,984,578	Market Comparables	Market Yield (%)	6.5% – 21.8%	10.5%
			EBITDA Multiples (x)	4.8x – 9.0x	7.1x
	215,169	Other(2)	Other	N/A	N/A
Senior Secured Loans—Second Lien	76,042	Market Comparables	Market Yield (%)	8.6% – 15.0%	12.2%
			EBITDA Multiples (x)	4.8x – 5.3x	5.0x
	6,594	Other(2)	Other	N/A	N/A
	43,573	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Bonds	8,523	Market Comparables	Market Yield (%)	6.6% – 12.8%	8.8%
Subordinated Debt	146,486	Market Comparables	Market Yield (%)	14.8% – 20.3%	15.1%
			EBITDA Multiples (x)	12.5x – 13.0x	12.8x
		Cost	Cost	100.0% – 100.0%	100.0%
Collateralized Securities	6,391	Market Quotes	Indicative Dealer Quotes	68.1% – 100.3%	71.8%
Equity/Other	54,147	Market Comparables	Market Yield (%)	17.5% – 18.7%	18.1%
			Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	5.0x – 14.2x	9.9x
			Production Multiples (Mboe/d)	$36,250.0 – $53,750.0	$49,675.4
			Proved Reserves Multiples (Mmboe)	$8.3 – $18.0	$16.2
			PV-10 Multiples (x)	1.1x – 1.4x	1.1x
		Option Valuation Model	Volatility (%)	25.0% – 25.0%	25.0%
	28,095	Other(2)	Other	N/A	N/A
Total	$2,569,598
Total Return Swap	$(10,002)	Market Quotes	Indicative Dealer Quotes	75.4% – 102.0%	97.0%

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2018 are discussed below.
	As of September 30, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	March 27, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	289,000	61,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.50%	340,000	60,000	July 16, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(3)	305,718(4)	344,282	August 9, 2023
Total			$1,234,718	$715,282
Citibank Total Return Swap	Total Return Swap	L+1.55%	$484,378	$15,622	N/A(5)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	September 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020
Total			$1,387,700	$62,300
Citibank Total Return Swap	Total Return Swap	L+1.55%	$340,523	$159,477	N/A(6)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2018 and December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to a combined debt amount calculation.

(4)
Amount includes borrowings in U.S. dollars and Canadian dollars. Canadian dollar balance outstanding of CAD $6,800 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

(5)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before December 31, 2018, or by Citibank on or after December 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

(6)
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2018			2017
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$775	$—	$775	$1,334	$12	$1,346
Deutsche Bank Credit Facility	3,899	235	4,134	3,369	235	3,604
JPM Credit Facility	5,878	144	6,022	4,044	36	4,080
Goldman Facility	3,711	100	3,811	2,896	100	2,996
Capital One Credit Facility	341	587	928	1,467	70	1,537
Senior Secured Revolving Credit Facility	1,911	128	2,039	—	—	—
Partial Loan Sale(3)	—	—	—	205	7	212
Total	$16,515	$1,194	$17,709	$13,315	$460	$13,775

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

For the nine months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Nine Months Ended September 30,
	2018			2017
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$4,094	$—	$4,094	$3,789	$62	$3,851
Deutsche Bank Credit Facility	11,694	698	12,392	8,827	693	9,520
JPM Credit Facility	15,232	216	15,448	11,486	108	11,594
Goldman Facility	10,430	297	10,727	8,275	297	8,572
Capital One Credit Facility	3,537	724	4,261	4,201	207	4,408
Senior Secured Revolving Credit Facility	1,911	128	2,039	—	—	—
Partial Loan Sale(3)	—	—	—	595	21	616
Total	$46,898	$2,063	$48,961	$37,173	$1,388	$38,561

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $1,343,639 and 4.67%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings was 4.79%.
Senior Secured Revolving Credit Facility
On August 9, 2018, or the Effective Date, the Company entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility, with Corporate Capital Trust, Inc., or CCT, FS Investment Corporation, or FSIC, FS Investment Corporation II, or FSIC II, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. As of the Effective Date, the Senior Secured Revolving Credit Facility provides for a sublimit available for the Company to borrow up to $650,000 of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and subject to the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of CCT, FSIC and FSIC II, as additional borrowers, and the obligations of the other borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000. The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries including FSIC III Investments, Inc., IC III Altus Investments, LLC and IC III Arches Investments LLC. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
Availability under the Senior Secured Revolving Credit Facility will terminate on August 9, 2022, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on August 9, 2023. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMorgan, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the value of the borrowing base is less than 1.85 times the combined debt amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the value of the borrowing base is less than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.25%. The Company will pay a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Senior Secured Revolving Credit Facility.
In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.
The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company incurred costs in connection with obtaining the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPMorgan Credit Facility
On July 16, 2018, Jefferson Square Funding LLC, or Jefferson Square, entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Agreement, with JPMorgan, as administrative agent and State Street Bank and Trust Company, as collateral agent, securities intermediary, and collateral administrator, amending the Loan Agreement, dated May 8, 2015.
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
On August 9, 2018, Jefferson Square elected to pay down and reduce the total amount of borrowings available under the Amended and Restated Agreement to $400,000 in connection with the Company entering into the Senior Secured Revolving Credit Facility.
Deutsche Bank Credit Facility
On September 17, 2018, Dunlap Funding LLC, or Dunlap Funding, entered into an amendment to its revolving credit facility, or the Deutsche Bank Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, to, among other things, extend the revolving period during which Dunlap Funding may make new borrowings by three months to December 31, 2018.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of September 30, 2018
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after December 31, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank.	$(10,002)
As of September 30, 2018 and December 31, 2017, the fair value of the TRS was $(10,002) and $(3,756), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of September 30, 2018 and December 31, 2017, the receivable due on the TRS was $6,052 and $1,107, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of September 30, 2018 and December 31, 2017, the Company posted $114,689 and $98,005, respectively, in cash collateral held by Citibank (of which only $109,827 and $80,867, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of September 30, 2018 and December 31, 2017.
For the nine months ended September 30, 2018 and 2017, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $14,258 and $18,434, respectively, and unrealized appreciation (depreciation) on total return swap of  $(6,246) and $(11,672), respectively, which are reflected in the Company’s consolidated statements of operations.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

On September 28, 2018, Center City Funding LLC entered into an amendment to the TRS to, among other things, extend the optional termination date to December 31, 2018.
The following is a summary of the underlying loans subject to the TRS as of September 30, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Acosta, Inc.	Media	L+325	1.0%	9/26/21	$11,508	$10,638	$(870)
Advantage Sales & Marketing Inc.	Media	L+325	1.0%	7/23/21	15,127	14,731	(396)
Advantage Sales & Marketing Inc.	Media	L+650	1.0%	7/25/22	3,923	3,696	(227)
Aleris International, Inc.	Materials	L+475		2/27/23	2,612	2,684	72
Alison US LLC(3)	Capital Goods	L+450	1.0%	8/29/21	7,134	7,020	(114)
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	3,015	255
American Tire Distributors, Inc.	Retailing	L+425	1.0%	9/1/21	7,168	7,071	(97)
APX Group, Inc.	Consumer Services	L+500		4/1/24	16,582	16,553	(29)
ATX Networks Corp.(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	4,593	4,432	(161)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	7,329	7,182	(147)
Avantor, Inc.	Materials	L+400	1.0%	11/21/24	19,528	19,543	15
BCP Raptor, LLC	Energy	L+425	1.0%	6/24/24	5,354	5,447	93
Belk, Inc.	Retailing	L+475	1.0%	12/12/22	2,518	2,598	80
Brand Energy & Infrastructure Services, Inc.	Capital Goods	L+425	1.0%	6/21/24	10,011	9,984	(27)
CDS U.S. Intermediate Holdings, Inc.(3)(4)	Media	L+825	1.0%	7/10/23	8,865	8,625	(240)
Confie Seguros Holding II Co.(3)	Insurance	L+525	1.0%	4/19/22	6,809	6,706	(103)
CSM Bakery Solutions LLC	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	3,652	3,646	(6)
Dayton Superior Corp.	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,119	9,891	(1,228)
Diamond Resorts International, Inc.	Consumer Services	L+375	1.0%	9/2/23	37,481	36,976	(505)
Distribution International, Inc.	Capital Goods	L+500	1.0%	12/15/21	354	347	(7)
Elo Touch Solutions, Inc.(4)	Technology Hardware & Equipment	L+600	1.0%	10/31/23	5,773	5,868	95
EmployBridge, LLC(4)	Commercial & Professional Services	L+500	1.0%	4/18/25	1,186	1,179	(7)
Evergreen AcqCo 1 LP	Retailing	L+375	1.3%	7/9/19	2,943	2,873	(70)
FHC Health Systems, Inc.	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,771	7,593	(1,178)
Foresight Energy LLC(3)	Energy	L+575	1.0%	3/28/22	12,386	12,425	39
FPC Holdings, Inc.	Capital Goods	L+450	1.3%	11/18/22	2,795	2,792	(3)
Gulf Finance, LLC(4)	Energy	L+525	1.0%	8/25/23	9,116	7,857	(1,259)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	14,775	15,000	225
Intelsat Jackson Holdings S.A.(3)	Diversified Financials	L+375	1.0%	11/27/23	20,024	20,069	45
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	7,404	7,494	90
J.C. Penney Corp., Inc.(3)	Retailing	L+425	1.0%	6/23/23	2,219	2,142	(77)
Jazz Acquisition, Inc.(4)	Capital Goods	L+675	1.0%	6/19/22	2,512	2,375	(137)
Jo-Ann Stores, LLC	Retailing	L+500	1.0%	10/16/23	3,128	3,123	(5)
LBM Borrower, LLC	Capital Goods	L+375	1.0%	8/20/22	5,303	5,356	53
LBM Borrower, LLC	Capital Goods	L+925	1.0%	8/20/23	19,733	19,832	99
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	8,606	9,180	574
Mitel US Holdings, Inc.	Software & Services	L+450		7/11/25	8,759	8,857	98
naviHealth, Inc.	Health Care Equipment & Services	L+500		8/1/25	8,517	8,698	181
Navistar, Inc.(3)	Capital Goods	L+350		11/6/24	9,653	9,750	97
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	3,342	3,436	94
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,255	2,394	139
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	6,899	6,756	(143)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Schenectady International Group, Inc.	Materials	L+475	1.0%	8/17/25	$1,476	$1,541	$65
Sequa Mezzanine Holdings L.L.C.	Capital Goods	L+500	1.0%	11/28/21	5,018	5,000	(18)
Sequa Mezzanine Holdings L.L.C.	Capital Goods	L+900	1.0%	4/28/22	5,195	5,113	(82)
SGS Cayman, L.P.(3)	Commercial & Professional Services	L+538	1.0%	4/23/21	1,962	1,943	(19)
SIRVA Worldwide Inc	Transportation	L+550		7/31/25	3,099	3,147	48
SIRVA Worldwide Inc	Transportation	L+950		7/31/26	2,614	2,614	—
SMG US Midco 2, Inc.	Consumer Services	L+700		1/23/26	954	947	(7)
Specialty Building Products Holdings, LLC(4)	Capital Goods	L+600	1.0%	10/26/23	7,308	7,597	289
Spencer Gifts LLC	Retailing	L+425	1.0%	7/16/21	15,196	14,273	(923)
Strike, LLC(4)	Energy	L+800	1.0%	11/30/22	2,809	2,925	116
SunGard Availability Services Capital, Inc.(4)	Software & Services	L+700	1.0%	9/30/21	4,675	4,922	247
Sutherland Global Services Inc.	Commercial & Professional Services	L+538	1.0%	4/23/21	8,430	8,348	(82)
TierPoint, LLC	Software & Services	L+725	1.0%	5/5/25	6,930	6,869	(61)
TKC Holdings, Inc.	Retailing	L+800	1.0%	2/1/24	4,020	4,037	17
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	4,023	4,007	(16)
Westbridge Technologies, Inc.	Technology Hardware & Equipment	L+850	1.0%	4/28/23	21,293	21,281	(12)
West Corp.	Commercial & Professional Services	L+400	1.0%	10/10/24	20,084	19,778	(306)
West Corp.	Commercial & Professional Services	L+350	1.0%	10/10/24	4,981	4,940	(41)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	4,877	3,537	(1,340)
WireCo WorldGroup, Inc.	Materials	L+900	1.0%	9/30/24	2,311	2,294	(17)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	6,597	6,433	(164)
Total					$484,378	$477,380	(6,998)
Total TRS Accrued Income and Liabilities:							(3,004)
Total TRS Fair Value:							$(10,002)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018, three-month LIBOR was 2.40%.

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
See Note 6 for a discussion of the Company’s unfunded commitments.
Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017:
	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$8.22	$8.53
Results of operations(2)
Net investment income	0.48	0.69
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.23)	(0.32)
Net increase (decrease) in net assets resulting from operations	0.25	0.37
Stockholder distributions(3)
Distributions from net investment income	(0.52)	(0.70)
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	0.02
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	0.02
Net asset value, end of period	$7.95	$8.22
Shares outstanding, end of period	290,360,066	290,566,041
Total return(6)	3.06%	4.50%
Total return (without assuming reinvestment of distributions)(6)	3.04%	4.57%

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio/Supplemental Data:
Net assets, end of period	$2,307,593	$2,388,724
Ratio of net investment income to average net assets(7)	7.91%	8.08%
Ratio of operating expenses to average net assets(7)	7.38%	7.64%
Ratio of net operating expenses to average net assets(7)	7.23%	7.27%
Portfolio turnover(8)	32.08%	36.76%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,609,269	$1,647,355
Asset coverage per unit(9)	2.43	2.45

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the DRP. The issuance of common stock at a price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)
The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during each period.

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2018 are annualized. Annualized ratios for the nine months ended September 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	1.46%	1.70%
Ratio of interest expense to average net assets	2.79%	2.20%
Ratio of offering costs to average net assets	—	0.14%
(8)
Portfolio turnover for the nine months ended September 30, 2018 is not annualized.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2018:
Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$463,529	$1,089,493
Sales and Repayments	(558,110)	(1,133,149)
Net Portfolio Activity	$(94,581)	$(43,656)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$368,518	78%	$827,746	76%
Senior Secured Loans—Second Lien	68,526	15%	81,036	7%
Senior Secured Bonds	10,357	2%	48,509	5%
Subordinated Debt	16,086	3%	117,916	11%
Collateralized Securities	—	—	—	—
Equity/Other	9,437	2%	14,286	1%
Total	$472,924	100%	$1,089,493	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,366,680	$2,350,696	72%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	219,566	176,508	5%	298,561	261,239	8%
Senior Secured Bonds	91,170	90,204	3%	60,168	60,478	2%
Subordinated Debt	545,565	542,923	17%	690,666	687,221	21%
Collateralized Securities	6,070	6,391	0%	6,697	7,562	0%
Equity/Other	137,947	84,360	3%	164,105	102,582	3%
Total	$3,366,998	$3,251,082	100%	$3,433,145	$3,341,526	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $484,378 and $477,380, respectively, as of September 30, 2018 and $340,523, and $334,647, respectively, as of December 31, 2017.
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,760,667	$2,739,359	74%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	309,957	265,225	7%	362,283	325,244	9%
Senior Secured Bonds	91,170	90,204	2%	60,168	60,478	1%
Subordinated Debt	545,565	542,923	15%	690,666	687,221	19%
Collateralized Securities	6,070	6,391	0%	6,697	7,562	0%
Equity/Other	137,947	84,360	2%	164,105	102,582	3%
Total	$3,851,376	$3,728,462	100%	$3,773,668	$3,676,173	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:
	September 30, 2018	December 31, 2017
Number of Portfolio Companies	116	109
% Variable Rate (based on fair value)	72.8%	70.9%
% Fixed Rate (based on fair value)	24.7%	26.0%
% Income Producing Equity/Other Investments (based on fair value)	0.3%	0.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	2.2%	3.0%
Average Annual EBITDA of Portfolio Companies	$180,600	$124,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.8%	98.9%
% of Investments on Non-Accrual (based on fair value)	0.3%	1.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.0%
Based on our regular monthly cash distribution amount of  $0.058331 per share as of September 30, 2018 and our distribution reinvestment price of  $8.10 per share, the annualized distribution rate to stockholders as of September 30, 2018 was 8.64%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the nine months ended September 30, 2018, our total return was 3.06% and our total return without assuming reinvestment of distributions was 3.04%.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2018:
New Direct Originations	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Total Commitments (including unfunded commitments)	$340,360	$620,554
Exited Investments (including partial paydowns)	(418,580)	(545,306)
Net Direct Originations	$(78,220)	$75,248

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$266,613	78%	$539,126	87%
Senior Secured Loans—Second Lien	73,747	22%	77,802	12%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	278	0%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	3,348	1%
Total	$340,360	100%	$620,554	100%

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Average New Direct Origination Commitment Amount	$37,818	$16,482
Weighted Average Maturity for New Direct Originations	11/2/24	2/14/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.7%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.7%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.0%	10.4%
The following table presents certain selected information regarding our direct originations as of September 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2018	December 31, 2017
Number of Portfolio Companies	64	59
Average Annual EBITDA of Portfolio Companies	$80,400	$65,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.4x	4.7x
% of Investments on Non-Accrual (based on fair value)	0.4%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.9%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.5%	10.1%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,549,158	79%	$2,427,744	73%
Opportunistic	465,113	14%	702,066	21%
Broadly Syndicated/Other	236,811	7%	211,716	6%
Total	$3,251,082	100%	$3,341,526	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$6,921	0%	$66,286	2%
2	2,573,626	79%	3,006,809	90%
3	609,297	19%	211,214	6%
4	7,927	0%	1,817	0%
5	53,311	2%	55,400	2%
Total	$3,251,082	100%	$3,341,526	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenues
Our investment income for the three and nine months ended September 30, 2018 and 2017 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$72,761	78%	$77,536	89%	$224,573	85%	$225,235	85%
Paid-in-kind interest income	10,983	12%	6,685	8%	23,921	9%	18,967	7%
Fee income	9,047	10%	3,039	3%	16,694	6%	21,934	8%
Dividend income	353	0%	—	—	430	0%	74	0%
Total investment income(1)	$93,144	100%	$87,260	100%	$265,618	100%	$266,210	100%

(1)
For the three months ended September 30, 2018 and 2017, such revenues represent $80,647 and $79,125, respectively, of cash income earned as well as $12,497 and $8,135, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the nine months ended September 30, 2018 and 2017, such revenues represent $238,732 and $242,322, respectively, of cash income earned as well as $26,886 and $23,888, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The decrease in interest income during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 can be primarily attributed to the prepayment of certain higher yielding assets. The increase in fee income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the increase of prepayment activity during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in fee income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the decrease of structuring activity during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Expenses
Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$13,724	$19,382	$47,248	$57,171
Subordinated income incentive fees	12,827	5,166	25,631	26,278
Administrative services expenses	919	569	2,435	2,098
Stock transfer agent fees	346	396	1,124	1,174
Accounting and administrative fees	274	282	834	837
Interest expense	17,709	13,775	48,961	38,561
Directors’ fees	200	284	913	809
Offering costs	—	2,118	—	3,054
Expenses associated with our independent audit and related fees	101	191	300	395
Legal fees	157	13	226	91
Printing fees	22	122	591	756
Other	463	450	1,132	1,048
Operating expenses	46,742	42,748	129,395	132,272
Management fee waiver	—	(2,423)	(2,594)	(6,324)
Net expenses	$46,742	$40,325	$126,801	$125,948

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	2.02%	1.77%	5.53%	5.53%
Ratio of management fee waiver to average net assets(1)	—	(0.10)%	(0.11)%	(0.26)%
Ratio of net operating expenses to average net assets	2.02%	1.67%	5.42%	5.27%
Ratio of incentive fees, interest expense and offering costs to average net assets(1)	(1.32)%	(0.87)%	(3.19)%	(2.84)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.70%	0.80%	2.23%	2.43%

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
Net Investment Income
Our net investment income totaled $46,402 ($0.16 per share) and $46,935 ($0.17 per share) for the three months ended September 30, 2018 and 2017, respectively. The decrease in net investment income for the three months ended September 30, 2018 can be attributed to the increase in interest expense and subordinated income incentive fees.
Our net investment income totaled $138,817 ($0.48 per share) and $140,262 ($0.50 per share) for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net investment income for the nine months ended September 30, 2018 can be attributed to the decline in fee income as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, TRS and foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$2,882	$2,902	$(49,720)	$7,510
Net realized gain (loss) on total return swap	4,021	11,255	14,258	18,434
Net realized gain (loss) on foreign currency	(516)	893	(290)	1,030
Total net realized gain (loss)	$6,387	$15,050	$(35,752)	$26,974

(1)
We sold investments and received principal repayments of  $348,163 and $209,947, respectively, during the three months ended September 30, 2018 and $111,134 and $118,412, respectively, during the three months ended September 30, 2017. We sold investments and received principal repayments of  $818,483 and $314,666, respectively, during the nine months ended September 30, 2018 and $443,597 and $394,206, respectively, during the nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, TRS, secured borrowing and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(25,723)	$(14,619)	$(24,297)	$(19,969)
Net change in unrealized appreciation (depreciation) on total return swap	939	(9,274)	(6,246)	(11,672)
Net change in unrealized appreciation (depreciation) on secured borrowing	—	16	—	(33)
Net change in unrealized gain (loss) on foreign currency	216	(448)	(253)	162
Total net change in unrealized appreciation (depreciation)	$(24,568)	$(24,325)	$(30,796)	$(31,512)

During the three and nine months ended September 30, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2018 and 2017, the net increase in net assets resulting from operations was $28,221 ($0.10 per share) and $37,660 ($0.13 per share), respectively.
For the nine months ended September 30, 2018 and 2017, the net increase in net assets resulting from operations was $72,269 ($0.25 per share) and $135,724 ($0.49 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2018, we had $168,330 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $114,689 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2018, we had $15,622 in capacity available under the TRS and $715,282 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of September 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2018, we had nineteen unfunded debt investments with aggregate unfunded commitments of $161,649 and one unfunded commitment to purchase up to $71 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	March 27, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	289,000	61,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.50%	340,000	60,000	July 16, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(3)	305,718(4)	344,282	August 9, 2023
Total			$1,234,718	$715,282
Citibank Total Return Swap	Total Return Swap	L+1.55%	$484,378	$15,622	N/A(5)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to a combined debt amount calculation.

(4)
Amount includes borrowings in U.S. dollars and Canadian dollars. Canadian dollar balance outstanding of CAD $6,800 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

(5)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to the date 90 days before December 31, 2018, or by Citibank on or after December 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2018 and 2017 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17499	$48,011
June 30, 2017	0.17499	48,942
September 30, 2017	0.17499	49,656
Total	$0.52497	$146,609
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
September 30, 2018	0.17499	50,481
Total	$0.52497	$151,460

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2018 and 2017.
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
For the nine months ended September 30, 2018, we recognized $4,188 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC III Advisor during the nine months ended September 30, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(2)	March 27, 2019	—	—	—	—	—
Deutsche Bank Credit Facility(3)	September 22, 2019	$289,000	$289,000	—	—	—
JPM Credit Facility(4)	July 16, 2022	$340,000	—	—	$340,000	—
Goldman Facility(5)	July 15, 2019	$300,000	$300,000	—	—	—
Senior Secured Revolving Credit Facility(6)	August 9, 2023	$305,718	—	—	$305,718	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2018, $250,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
At September 30, 2018, $61,000 remained unused under the Deutsche Bank Credit facility.

(4)
At September 30, 2018, $60,000 remained unused under the JPM Credit Facility.

(5)
At September 30, 2018, no amounts remained unused under the financing arrangement.

(6)
At September 30, 2018, $344,282 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in Canadian dollars. Canadian dollar balance outstanding of CAD $6,800 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
None.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands).

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 72.8% of our portfolio investments (based on fair value) paid variable interest rates, 24.7% paid fixed interest rates, 2.2% were non-income producing equity/other investments and the remaining 0.3% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of  $500,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility, Goldman facility and the Senior Secured Revolving credit facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(22,960)	$(11,174)	$(11,786)	(4.0)%
No change	—	—	—	—
Up 100 basis points	$23,023	$11,174	$11,849	4.0%
Up 300 basis points	$70,665	$33,521	$37,144	12.7%
Up 500 basis points	$118,647	$55,869	$62,778	21.4%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2018, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	2,887,475	$8.20	2,887,475	(1)
August 1, 2018 to August 31, 2018	—	—	—	—
September 1, 2018 to September 30, 2018	—	—	—	—
Total	2,887,475	$8.20	2,887,475	(1)

(1)
The maximum number of shares available for repurchase on July 2, 2018 was 2,887,475. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

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

The following exhibits are filed as part of this quarterly report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit (b)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).
4.1	Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on January 6, 2015).
4.2	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’ s Current Report on Form 8-K filed on October 13, 2017.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between the Registrant and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-Kfiled on April 9, 2018).
10.2	Amended and Restated Investment Advisory and Administrative Services Agreement, dated as of August 6, 2014, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014).
10.3	Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.4	Investment Advisory and Administrative Services Agreement, dated as of December 20, 2013, by and between the Registrant and FSIC III Advisor, LLC (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-191925) filed on December 23, 2013).
10.5	Follow-On Dealer Manager Agreement, dated as of June 2, 2017, by and among the Registrant, FSIC III Adviser, LLC and FS Investment Solutions, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Registrant’s registration statement on Form N-2 (File No. 333-215360) filed on June 29, 2017).
10.6	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement).
10.7	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.8	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.9	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.10	Investment Management Agreement, dated as of June 26, 2014, by and between the Registrant and Center City Funding LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).

10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).
10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).
10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).
10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).
10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).
10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.17	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).
10.18	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.19	Ninth Amended and Restated Confirmation Letter Agreement, dated as of March 31, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018).
10.20	Tenth Amended and Restated Confirmation Letter Agreement, dated as of June 29, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).
10.21	Eleventh Amended and Restated Confirmation Letter Agreement, dated as of September 28, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018).
10.22	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.23	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.24	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.25	Investment Management Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.26	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).
10.27	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.28	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).
10.29	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).
10.30	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).
10.31	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.32	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.33	Sale and Contribution Agreement, dated as of December 2, 2014, by and between the Registrant, as seller, and Dunlap Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.34	Investment Management Agreement, dated as of December 2, 2014, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.35	Amendment No. 1 to Investment Management Agreement, dated as of May 1, 2015, by and between Dunlap Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.36	Securities Account Control Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary (Incorporated by reference to Exhibit 10.4 to the Registrant’ s Current Report on Form 8-K filed on December 8, 2014).
10.36	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).

10.38	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.39	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.40	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).
10.41	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).
10.42	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).
10.43	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).
10.44	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2018).
10.45	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.46*	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.
10.47	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).

10.48	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).
10.49	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).
10.50	Sale and Contribution Agreement, dated as of May 8, 2015, between Jefferson Square Funding LLC, as purchaser, and the Registrant, as seller (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.51	Investment Management Agreement, dated as of May 8, 2015, by and between Jefferson Square Funding LLC and the Registrant, as investment manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.52	Collateral Administration Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Registrant, as investment manager and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.53	Amended and Restated Loan and Security Agreement, dated as of July 16, 2018, by and between Jefferson Square Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and State Street Bank and Trust Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2018).
10.54	Amended and Restated Sale and Contribution Agreement, dated as of June 18, 2015, by and between the Registrant and Germantown Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.55	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.56	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.57	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.58	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.59	Amended and Restated Investment Management Agreement, dated as of June 18, 2015, by and between Germantown Funding LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.60	Collateral Administration Agreement, dated as of June 18, 2015, by and among Germantown Funding LLC, the Registrant and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.61	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.62	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase, N.A. as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.
FS INVESTMENT CORPORATION III
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)