Form 10-K
period 2018-12-31
FS Investment Corp III
filed 2019-03-19
CIK 1579412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in November 2017. The last offering price at which the registrant issued shares in its public offering was $8.64 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $7.75 per share.
There were 289,337,590 shares of the registrant’s common stock outstanding as of March 12, 2019.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION III

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

i

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.
Business.

Summary
FS Investment Corporation III, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, we had total assets of approximately $3.8 billion.
We are managed by FS/KKR Advisor, LLC, or the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•
utilizing the experience and expertise of the management team of the Advisor;

•
employing a defensive investment approach focused on long-term credit performance and principal protection;

•
focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of  $25 million to $100 million at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•
investing primarily in established, stable enterprises with positive cash flows; and

•
maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile.
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
About the Advisor
The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer, and Todd C. Builione, our president, serves as the Advisor’s president.

The Advisor’s management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor’s management team, will allow the Advisor to successfully execute our investment strategies.
Our board of directors, including a majority of independent directors, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, by and between us and the Advisor, dated as of April 9, 2018, or the investment advisory and administrative services agreement, will review the investment advisory and administrative services agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting the industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia with offices in New York, NY, Orlando, FL, and Washington, DC. The firm had approximately $23 billion in assets under management as of December 31, 2018.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $65.6 billion of assets under management as of December 31, 2018 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $194.7 billion in assets under management as of December 31, 2018, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
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

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.
Opportunity in Middle Market Private Companies
In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Large Target Market
Middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.
Limited Investment Competition
Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately 4% of overall middle market loan volume in 2018 and 1% of overall middle market loan volume in 2017, down from nearly 25% in 2000. However, the continuation of lower levels of participation by traditional financial institutions in the middle market is uncertain as a result of changing investment opportunities in the broader market and a potentially changing regulatory landscape.
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

Characteristics of and Risks Related to Investments in Private Companies
We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.
Investment Strategy
Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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

•
Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

•
Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•
Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Advisor’s senior management team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.
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
Disciplined, income-oriented investment philosophy
The Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure
The Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
International capital markets capabilities
The Advisor leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets team to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk.
Ability to create bespoke financing solutions through asset based finance
The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved and mispriced asset classes, including across the aircraft, consumer finance, real estate and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.
Operating and Regulatory Structure
Our investment activities are managed by the Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay the Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Advisor.
From time to time, the Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that the Advisor believes will aid it in achieving our investment objectives.
The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to our investment advisory and administrative services agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
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
Investment Types
We primarily focus on the following investment types:
Senior Secured Loans
Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.
Second Lien Secured Loans
Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.
Subordinated Debt
In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
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
Convertible Securities
We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.
Non-U.S. Securities
We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
Derivatives
We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Advisor.
Investments in Private Investment Funds
We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.
Investments with Third-Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former personnel of the Advisor or its affiliates or associated persons.
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
Risk Management
We seek to limit the downside potential of our investment portfolio by, among other things:
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

We may also enter into interest rate hedging transactions at the sole discretion of the Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
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
Investment Process
The investment professionals employed by the Advisor or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.

Our Transaction Process
Sourcing
The relationships of the Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, access to KKR & Co.’s Capital Markets and KKR’s Principal Finance strategies provide us with additional origination opportunities.
Evaluation
Screening: Once a potential investment has been identified, the Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Pipeline/Risk Update: Upon review of the full deal pipeline, the Advisor raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Advisor to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.
Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:
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

Execution
Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Advisor works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.

Post-Investment Monitoring
Portfolio Monitoring. The Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, the Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, the Advisor and any other professionals or materials that our board of directors deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Advisor will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisor, will retain any fees paid for such assistance.
Exit
While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.
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
For purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying a total return swap as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to a total return swap in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.
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
Temporary Investments
Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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
For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of a total return swap, less the initial amount of any cash collateral required to be posted under the total return swap, as a senior security for the life of that instrument. We may, however, accord different treatment to the total return swap in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.
Code of Ethics
We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov.
Compliance Policies and Procedures
We and the Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of the Advisor are responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our independent directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.
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
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•
pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•
pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•
pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.
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

Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor’s senior management team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”
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
Employees
We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may retain additional investment personnel based upon its needs.
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
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.   Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.
Risks Related to Economic Conditions
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
Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.
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
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy.
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy. For example, concerns regarding the sovereign debt of various Eurozone countries and proposals for investors to incur substantial write-downs and reductions in the face value of certain countries’ sovereign debt have given rise to new concerns about sovereign defaults, particularly following the vote by the United Kingdom to leave the European Union, or EU, and the possibility that one or more further countries might leave the EU or the Eurozone and various proposals for support of affected countries and the Euro as a currency. The outcome of this situation cannot yet be predicted. Sovereign debt defaults and EU and/or Eurozone exits, could have material adverse effects on our investments in European companies, including, but not limited to, the availability of credit to support such companies’ financing needs, uncertainty and disruption in relation to financing, customer and supply contracts denominated in the Euro and wider economic disruption in markets served by those companies, while austerity and other measures introduced in order to limit or contain these issues may themselves lead to economic contraction and resulting adverse effects for our business, financial condition and results of operations. It is possible that a number of our investments will be denominated in the Euro. Greece, Ireland and Portugal received one or more “bailouts” from other members of the EU. Although several countries in the Eurozone have agreed to multi-year bailout loans with the European Central Bank and the International Monetary Fund, it is unclear how much additional funding these countries, or other Eurozone countries, will require. Legal uncertainty about the funding of Euro denominated obligations following any breakup or exits from the Eurozone (particularly in the case of investments in companies in affected countries) could also have material adverse effects on our business, financial condition and results of operations.
On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU, triggering political, economic and legal uncertainty. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggered a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. The United Kingdom’s exit from the EU will impact us and ours investments (and their underlying issuers) in a variety of ways, not all of which are currently readily apparent immediately following the exit vote. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan. Further, the vote by the United Kingdom to leave the EU may increase the likelihood of similar referenda in other member states of the EU, which could result in additional departures from the EU and may trigger steps by countries within the United Kingdom to leave the United Kingdom. The uncertainty resulting from any such developments, or the possibility of such developments, would also be likely to cause significant market disruption in the EU and the United Kingdom and more broadly across the global economy, as well as introduce further legal, tax and regulatory uncertainty in the EU and the United Kingdom.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
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
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if our agreement with the Advisor were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor as well as its senior management team. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the investment advisory and administrative services agreement has termination provisions that allow the parties to terminate the agreement without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory and administrative services agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
The Advisor is a recently-formed investment adviser with a limited track record of acting as an investment adviser to a BDC, and any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
The Advisor is a recently-formed investment adviser jointly operated by an affiliate of FS Investments and KKR Credit with limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both affiliates of FS Investments and KKR Credit have individually acted as investment advisers to BDCs previously, the Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments’ and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
If the Advisor fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisor has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
The presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization to include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.
The SBCA Act allows us to incur additional leverage.
On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in the Section 57(o) of the 1940 Act, of our board of directors or (2) a majority of votes cast at a special or annual meeting of our stockholders. As a result, we may be able to incur additional indebtedness in the future, and, therefore the risk of an investment in us may increase.
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and BDCs. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
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
Risks Related to the Advisor and its Affiliates
The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.
The Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets. Because the incentive fee is based on the performance of our portfolio, the Advisor may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, the Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, or on income that we have not received.
Our investment advisory and administrative services agreement entitles the Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
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
There may be conflicts of interest related to obligations the Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example the Advisor is also the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation IV and Corporate Capital Trust II, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by the Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither the Advisor nor persons providing services to us on behalf of the Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The Advisor’s liability is limited under the investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the investment advisory and administrative services agreement, the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory and administrative services agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the

United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise.
Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.
The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
Investments in Private Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after it has made a decision to do so, which may result in a loss to us and adversely affect our investment returns.
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
International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•
foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•
foreign currency devaluations that reduce the value of and returns on our foreign investments;

•
adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•
adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•
adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•
changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•
high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•
legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Advisor. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
We may acquire various structured financial instruments for purposes of  “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to stockholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our stockholders.
Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:
•
may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Advisor may, in the ordinary course of business, may be named as defendants in litigation arising from our investments in the portfolio companies; and

•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the

SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory and administrative services agreement and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.
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
Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
A lack of liquidity in certain of our investments may adversely affect our business.
We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.
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

•
An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Advisor’s future base management fees which, thus, increases the Advisor’s future income incentive fees at a compounding rate;

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

•
Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

•
The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

•
Original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
Our wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, has entered into a total return swap, or TRS, for a portfolio of primarily senior secured floating rate loans with Citibank, N.A., or Citibank. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for additional discussion of the terms of the TRS.
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
Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Center City Funding or us with respect to indebtedness in an amount equal to or greater than the lesser of  $10.0 million and 2% of our net asset value at such time; (d) Center City Funding ceasing to be our wholly-owned subsidiary; (e) either us or Center City Funding amending its constituent documents to alter our investment strategies in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Center City Funding or having authority to enter into transactions under the TRS on behalf of Center City Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) the Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser; (h) Center City Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Center City Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Center City Funding that may not be changed without the vote of our stockholders and that relates to Center City Funding’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.
In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after June 30, 2019. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to June 30, 2019 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 30, 2019. Such monthly payments will equal the product of  (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($150.0 million as of December 31, 2018), multiplied by (z) 1.55% per annum. Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.
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

Risks Related to Debt Financing
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
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Advisor. See “Risks Related to the Advisor and its Affiliates—The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.3 billion in total assets, (ii) a weighted average cost of funds of 5.10%, (iii) $2.0 billion in debt outstanding (i.e., assumes that the full $2.0 billion available to us as of December 31, 2018 under our financing arrangements as of such date is outstanding) and (iv) $2.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(22.70)%	(13.49)%	(4.29)%	4.92%	14.12%
Similarly, assuming (i) $4.3 billion in total assets, (ii) a weighted average cost of funds of 5.10% and (iii) $2.0 billion in debt outstanding (i.e., assumes that the full $2.0 billion available to us as of December 31, 2018 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.33% in order to cover the annual interest payments on our outstanding debt.
The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.
The agreements governing certain of our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.
Risks Related to an Investment in Our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever, and there can be no assurance that we will complete a liquidity event by a specified date, or at all. Therefore, stockholders will have limited liquidity and may not receive a full return of invested capital upon selling shares.
Our shares are illiquid assets for which there is not a secondary market and it is not expected that a secondary market will develop in the foreseeable future. In addition, there can be no assurance that we will complete a liquidity event by a specified date or at all. A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.
If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain. Any shares repurchased pursuant to our share repurchase program may be purchased at a price which reflects a significant discount from the purchase price a stockholder paid for the shares being repurchased. In addition, there are significant limitations placed on the number of shares we may repurchase under our share repurchase program, which may prevent a stockholder from selling all of its shares under the program. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.
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
Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the greater of  (x) the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan, during the twelve-month period ending on the expiration date of the repurchase offer (less the amount of any such proceeds used to repurchase shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares that we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan during the three-month period ending on the expiration date of the repurchase offer, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of  $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The foregoing limitations have prevented us in recent quarters and may continue to prevent us in the future from accommodating all repurchase requests made in any year.
In addition, our board of directors may also amend, suspend or terminate the share repurchase program upon 30 days notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. Notwithstanding that we have adopted a share repurchase program, we also have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price you paid for the shares being repurchased. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.
Stockholders who choose to participate in our share repurchase program will not know the purchase price per share at the time they submit their intent to participate and their shares may be repurchased at a significant discount from the purchase price paid for the shares being repurchased.
In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell shares to us as part of our share repurchase program, the stockholder will be required to do so without knowledge of the repurchase price of our shares. In addition, when we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that stockholders paid for shares in our continuous public offering. As a result, to the extent stockholders have the ability to sell their shares to us as part of our share repurchase program, the price at which a stockholder may sell shares may be at a significant discount to what such stockholder paid in connection with the purchase of shares in our offering.
There is a risk that investors in our common stock may not receive distributions.
We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business-Regulation—Senior Securities.”
Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.
The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
We may fund distributions from the uninvested proceeds of a securities offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 550,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.
Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.
The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not “interested persons” as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares”

acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
In addition, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.
The net asset value of our common stock may fluctuate significantly.
The net asset value of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.
Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.
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
We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.
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
Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.
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
If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income for taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.
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
In November 2017, we closed our continuous public offering of shares of our common stock to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.
Set forth below is a chart describing the classes of our securities outstanding as of March 12, 2019:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	550,000,000	—	289,337,590
As of March 12, 2019, we had 52,779 record holders of our common stock.
Share Repurchase Program and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2018	2,839,319	$8.10	2,839,319	(1)
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	—	—	—	—
Total	2,839,319	$8.10	2,839,319	(1)

(1)
The maximum number of shares available for repurchase on October 2, 2018 was 2,839,319.

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

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.70000	$183,009
2017	$0.70000	$196,760
2018	$0.70000	$201,938
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations.
Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2018, 2017, 2016 and 2015 and for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
	Year Ended December 31,				Period from April 2, 2014 (Commencement of Operations) through December 31, 2014(1)
	2018	2017	2016	2015
Statements of operations data:
Investment income	$350,260	$368,690	$329,021	$195,249	$25,055
Operating expenses
Operating expenses	171,124	183,359	159,326	81,413	9,530
Management fee waiver	(2,594)	(8,754)	—	—	—
Less: Expense reimbursement from sponsor	—	—	—	—	(3,469)
Add: Expense recoupment to sponsor	—	—	—	3,469	—
Net expenses	168,530	174,605	159,326	84,882	6,061
Net investment income (loss)	181,730	194,085	169,695	110,367	18,994
Total net realized gain (loss) and unrealized appreciation (depreciation)	(159,078)	(89,586)	189,791	(197,131)	(26,138)
Net increase (decrease) in net assets resulting from operations	$22,652	$104,499	$359,486	$(86,764)	$(7,144)
Per share data:
Net investment income (loss)—basic and diluted(2)	$0.63	$0.69	$0.65	$0.65	$0.45
Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.08	$0.37	$1.37	$(0.51)	$(0.17)
Distributions declared(3)	$0.70	$0.70	$0.70	$0.70	$0.52
Balance sheet data:
Total assets	$3,844,442	$3,847,280	$3,662,739	$3,056,953	$1,023,266
Credit facilities, secured borrowing and repurchase agreement payable	$1,197,288	$1,386,893	$1,290,391	$1,088,122	$112,100
Total net assets	$2,206,971	$2,388,724	$2,323,940	$1,895,042	$842,577
Other data:
Total return(4)	0.71%	4.50%	18.31%	(1.48)%	1.72%
Total return (without assuming reinvestment of distributions)(4)	0.97%	4.57%	17.58%	(0.93)%	1.67%
Number of portfolio company investments at period end	157	109	114	130	83
Total portfolio investments for the period	$1,684,215	$1,385,143	$1,446,810	$2,647,079	$797,312
Proceeds from sales and prepayments of investments	$1,298,121	$1,235,500	$1,114,038	$419,262	$79,229

(1)
We formally commenced investment operations on April 2, 2014. Prior to such date, we had no operations except for matters relating to our organization.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)
The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of our future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

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

•
actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•
our use of financial leverage;

•
the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•
our ability to maintain our qualification as a RIC and as a BDC;

•
the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•
the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•
the tax status of the enterprises in which we may invest;

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
We are externally managed by the Advisor pursuant to the investment advisory and administrative services agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the investment advisory and administrative services agreement with the Advisor, which replaced an investment advisory and administrative services agreement, or the FSIC III Advisor investment advisory and administrative services agreement, with our former investment adviser, FSIC III Advisor, LLC, or FSIC III Advisor.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
Revenues
The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments, net unrealized gain or loss on foreign currency, net unrealized appreciation or depreciation on swap contracts and net unrealized appreciation or depreciation on total return swap.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the investment advisory and administrative services agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•
corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory and administrative services agreement;

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

•
federal and state registration fees;

•
federal, state and local taxes;

•
fees and expenses of directors not also serving in an executive officer capacity for us or the Advisor;

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

•
brokerage commissions for our investments; and

•
all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018 and 2017:
	For the Year Ended December 31,
Net Investment Activity	2018	2017
Purchases	$1,684,215	$1,385,143
Sales and Repayments	(1,298,121)	(1,235,500)
Net Portfolio Activity	$386,094	$149,643

	For the Year Ended December 31,
	2018		2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,279,118	76%	$915,775	66%
Senior Secured Loans—Second Lien	197,719	12%	173,639	12%
Other Senior Secured Debt	61,043	3%	91,758	7%
Subordinated Debt	131,064	8%	187,648	14%
Asset Based Finance	245	0%	68	0%
Equity/Other	15,026	1%	16,255	1%
Total	$1,684,215	100%	$1,385,143	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,682,140	$2,639,404	73%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	332,741	292,342	8%	298,561	261,239	8%
Other Senior Secured Debt	102,348	95,337	3%	60,168	60,478	2%
Subordinated Debt	384,177	349,667	10%	558,084	552,320	17%
Asset Based Finance	158,720	161,624	4%	140,234	143,418	4%
Equity/Other	136,972	72,909	2%	163,150	101,627	3%
Total	$3,797,098	$3,611,283	100%	$3,433,145	$3,341,526	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of  $145,371 and $141,279, respectively, as of December 31, 2018 and $340,523 and $334,647, respectively, as of December 31, 2017.
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,804,068	$2,757,436	74%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	356,184	315,589	8%	362,283	325,244	9%
Other Senior Secured Debt	102,348	95,337	3%	60,168	60,478	1%
Subordinated Debt	384,177	349,667	9%	558,084	552,320	15%
Asset Based Finance	158,720	161,624	4%	140,234	143,418	4%
Equity/Other	136,972	72,909	2%	163,150	101,627	3%
Total	$3,942,469	$3,752,562	100%	$3,773,668	$3,676,173	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and 2017:
	December 31, 2018	December 31, 2017
Number of Portfolio Companies	157	109
% Variable Rate Debt Investments (based on fair value)	76.6%	70.9%
% Fixed Rate Debt Investments (based on fair value)	21.3%	26.0%
% Other Income Producing Investments (based on fair value)	0.4%	0.1%
% Non-Income Producing Investments (based on fair value)(1)	1.7%	3.0%
% of Investments on Non-Accrual (based on fair value)	0.7%	1.0%
Weighted Average Annual Yield on Income Producing Investments	10.5%	10.0%

(1)
Does not include investments on non-accrual status.

Based on our regular monthly cash distribution amount of  $0.058331 per share as of December 31, 2018 and our distribution reinvestment price of  $7.75 per share, the annualized distribution rate to stockholders as of December 31, 2018 was 9.03%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the year ended December 31, 2018, our total return was 0.71% and our total return without assuming reinvestment of distributions was 0.97%.
Based on our regular monthly cash distribution amount of  $0.058331 per share as of December 31, 2017 and our final institutional offering price of  $8.35 per share as of December 31, 2017, the annualized distribution rate to stockholders was 8.38%. Following the IBD Channel closing, shares of common stock in our continuous public offering had been sold at an institutional offering price that does not include any selling commissions or dealer manager fees. During the year ended December 31, 2017, our total return was 4.50% and our total return without assuming reinvestment of distributions was 4.57%.
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 12 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total return.
Direct Originations
The following table presents certain selected information regarding our direct originations as of December 31, 2018 and 2017:
Characteristics of All Direct Originations Held in Portfolio	December 31, 2018	December 31, 2017
Number of Portfolio Companies	64	59
Median Annual EBITDA of Portfolio Companies	$56,000	$46,400
Median Leverage Through Tranche of Portfolio Companies— Excluding Equity/Other and Collateralized Securities	4.8x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.2%	—
Total Cost of Direct Originations	$2,666,284	$2,426,500
Total Fair Value of Direct Originations	$2,580,206	$2,427,744
% of Total Investments, at Fair Value	71.4%	72.7%
Weighted Average Annual Yield for Accruing Debt Investments(1)	10.4%	10.3%

(1)
The weighted average annual yield for accruing debt investments is computed as (i) the sum of  (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period. Asset based finance investments with an effective interest rate are being included in the calculation.

Portfolio Composition by Industry Classification
See Note 6 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the composition of our investment portfolio by industry classification.
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The Advisor formerly used an investment rating scale of 1 to 5. For the investment ratings as of December 31, 2017, the Advisor has reclassified investments as follows: investments that were ranked a 1 or 2 are now ranked a 1, investments that were ranked a 3 are now ranked a 2, investments that were ranked a 4 are now ranked a 3 and investments that were ranked a 5 are now ranked a 4. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.
2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.
3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,119,219	59%	$3,073,095	92%
2	1,372,565	38%	211,214	6%
3	75,146	2%	1,817	0%
4	44,353	1%	55,400	2%
Total	$3,611,283	100%	$3,341,526	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2018, 2017 and 2016
Revenues
Our investment income for the years ended December 31, 2018, 2017 and 2016 was as follows:
	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$300,927	86%	$311,376	84%	$279,717	85%
Paid-in-kind interest income	28,938	8%	25,112	7%	18,023	5%
Fee income	19,965	6%	32,128	9%	31,281	10%
Dividend income	430	0%	74	0%	—	—
Total investment income(1)	$350,260	100%	$368,690	100%	$329,021	100%

(1)
Such revenues represent $316,601, $337,578 and $303,049 of cash income earned as well as $33,659, $31,112 and $25,972 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest income during the year ended December 31, 2018 compared to the year ended December 31, 2017 can be primarily attributed to the prepayment of certain higher yielding assets. The decrease in fee income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the decrease in structuring activity during the year ended December 31, 2018 compared to December 31, 2017.
The increase in the amount of interest income and fee income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to fees associated with the prepayment of several large investments and the acceleration of original issue discount.
Expenses
Our operating expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Management fees	$60,548	$76,616	$67,573
Subordinated income incentive fees	35,156	40,765	39,754
Administrative services expenses	3,026	2,567	2,922
Stock transfer agent fees	1,625	1,570	1,613
Accounting and administrative fees	1,102	1,127	1,019
Interest expense	65,757	52,707	39,584
Directors’ fees	1,095	1,062	1,010
Offering costs	—	3,454	1,273
Expenses associated with our independent audit and related fees	402	496	396
Legal fees	392	426	420
Printing fees	488	728	1,911
Other	1,533	1,841	1,851
Operating expenses	171,124	183,359	159,326
Management fees waiver	(2,594)	(8,754)	—
Net expenses	$168,530	$174,605	$159,326

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018	2017	2016
Ratio of operating expenses to average net assets	7.38%	7.64%	7.51%
Ratio of management fee waiver to average net assets(1)	(0.11)%	(0.37)%	—
Ratio of net operating expenses to average net assets	7.27%	7.27%	7.51%
Ratio of incentive fees, interest expense and offering costs to average net assets(1)	4.35%	4.03%	3.81%
Ratio of net operating expenses, excluding certain expenses, to average net assets	2.92%	3.24%	3.70%

(1)
Data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing facilities and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income
Our net investment income totaled $181,730 ($0.63 per share), $194,085 ($0.69 per share) and $169,695 ($0.65 per share) for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in net investment income for the year ended December 31, 2018 compared to December 31, 2017 can be attributed to the decrease in interest and fee income as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, total return swap, secured borrowing and foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Net realized gain (loss) on investments(1)	$(56,629)	$(14,149)	$(47,149)
Net realized gain (loss) on total return swap	12,952	24,011	15,785
Net realized gain (loss) on secured borrowing	—	(100)	—
Net realized gain (loss) on foreign currency	(268)	1,169	—
Total net realized gain (loss)	$(43,945)	$10,931	$(31,364)

(1)
We sold investments and received principal repayments of  $868,537 and $429,584, respectively, during the year ended December 31, 2018, $540,022 and $695,478, respectively, during the year ended December 31, 2017, and $523,654 and $590,384, respectively, during the year ended December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, total return swap, swap contracts and secured borrowing and unrealized gain (loss) on foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments	$(94,196)	$(85,788)	$184,064
Net change in unrealized appreciation (depreciation) on total return swap	(18,306)	(15,159)	37,330
Net change in unrealized appreciation (depreciation) on interest rate swaps	(2,614)	—	—
Net change in unrealized appreciation (depreciation) on secured borrowing	—	239	(239)
Net change in unrealized gain (loss) on foreign currency	(17)	191	—
Total net change in unrealized appreciation (depreciation)	$(115,133)	$(100,517)	$221,155

During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments, TRS and swap contracts was driven by increased general depreciation across the portfolio.
During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments, TRS and secured borrowing was primarily driven by reduced valuations in certain equity investments along with increased depreciation across several of our syndicated debt investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2018, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $22,652 ($0.08 per share), $104,499 ($0.37 per share) and $359,486 ($1.37 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2018, we had $67,348 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $128,764 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2018, we had $4,629 in capacity available under the TRS and $750,406 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of December 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2018, we had unfunded debt investments with aggregate unfunded commitments of  $128,454 and unfunded equity commitments of  $47. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as from the issuance of shares under the distribution reinvestment plan, and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	June 15, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	269,000	81,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.50%	340,000	60,000	July 16, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% - 2.25%(3)	290,594(4)	359,406	August 9, 2023
Total			$1,199,594	$750,406
Citibank Total Return Swap	Total Return Swap	L+1.55%	$145,371	$4,629	N/A(5)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 9 to our consolidated financial statements contained in this annual report on Form 10-K, this facility generally is terminable upon 270 days’ notice by either party. On September 18, 2018, Burholme Funding LLC gave notice of its intent to terminate the facility on June 15, 2019.

(3)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)
Amount includes borrowings in U.S. dollars, Canadian dollars and Euros. Canadian dollar balance outstanding of CAD $5,600 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018 and Euro balance outstanding of  €1,300 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.15 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

(5)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to June 30, 2019, or by Citibank on or after June 30, 2019, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 9 to our consolidated financial statements contained in this annual report on Form 10-K.

RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2018, 2017 or 2016 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.70000	$183,009
2017	$0.70000	$196,760
2018	$0.70000	$201,938
See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2018, 2017 and 2016, as well as the components of accumulated earnings on a tax basis and deferred taxes.

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
Valuation of Portfolio Investments
We determine the fair value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, the Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•
the Advisor then provides the valuation committee of our board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•
our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.
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
The Advisor, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.
See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the fair value of our financial instruments.

Derivative Instruments
We recognize all derivative instruments as assets or liabilities at fair value in our consolidated financial statements. Derivative contracts entered into by us are not designated as hedging instruments, and as a result, we present changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. As of December 31, 2018, the Company’s instruments included interest rate swaps.
Revenue Recognition
Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.
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
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the year ended December 31, 2018, we recognized $5,477 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.

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
Partial Loan Sales
We followed the guidance in Accounting Standards Codification Topic 860 when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings were carried at fair value to correspond with the related investments, which were carried at fair value.
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC III Advisor during the years ended December 31, 2018, 2017 and 2016.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2018 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(2)	June 15, 2019	—	—	—	—	—
Deutsche Bank Credit Facility(3)	September 22, 2019	$269,000	$269,000	—	—	—
JPM Credit Facility(4)	July 16, 2022	$340,000	—	—	$340,000	—
Goldman Facility(5)	July 15, 2019	$300,000	$300,000	—	—	—
Senior Secured Revolving Credit Facility(6)	August 9, 2023	$290,594	—	—	$290,594	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At December 31, 2018, $250,000 remained unused under the BNP Facility. The BNP Facility generally is terminable upon 270 days’ notice by either party. On September 18, 2018, Burholme Funding LLC gave notice of its intent to terminate the facility on June 15, 2019.

(3)
At December 31, 2018, $81,000 remained unused under the Deutsche Bank Credit Facility.

(4)
At December 31, 2018, $60,000 remained unused under the JPM Credit Facility.

(5)
At December 31, 2018, no amounts remained unused under the financing arrangement.

(6)
At December 31, 2018, $359,406 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Canadian dollars and Euros. Canadian dollar balance outstanding of CAD $5,600 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018 and Euro balance outstanding of €1,300 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.15 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 76.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 21.3% were debt investments paying fixed interest rates while 0.4% were other income producing investments and the remaining 1.7% were non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of December 31, 2018, we have two pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.78% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $240 million. The interest rate swaps have quarterly settlement payments.
Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of  $150,000. Pursuant to the terms of the BNP Facility, Deutsche Bank Credit Facility, JPM Credit Facility and Goldman Facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2018 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(27,004)	$(15,404)	$(11,600)	(3.9)%
No change	—	—	—	—
Up 100 basis points	$27,258	$15,404	$11,854	4.0%
Up 300 basis points	$83,705	$46,212	$37,493	12.6%
Up 500 basis points	$140,153	$77,021	$63,132	21.2%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of December 31, 2018, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

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

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FS Investment Corporation III
Philadelphia, Pennsylvania
Opinion on the Internal Control Over Financial Reporting
We have audited FS Investment Corporation III’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation III as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and our report dated March 19, 2019 expressed an unqualified opinion.
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
March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FS Investment Corporation III
Philadelphia, Pennsylvania
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation III (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation III as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation III’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 19, 2019

FS Investment Corporation III

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,710,247 and $3,326,008, respectively)	$3,574,417	$3,301,261
Non-controlled/affiliated investments (amortized cost—$86,851 and $107,137, respectively)	36,866	40,265
Total investments, at fair value (amortized cost—$3,797,098 and $3,433,145, respectively)	3,611,283	3,341,526
Cash	65,501	359,975
Foreign currency, at fair value (cost—$1,830 and $8,178, respectively)	1,847	8,369
Due from counterparty	128,764	98,005
Receivable for investments sold and repaid	1,028	675
Interest receivable	30,126	35,499
Deferred financing costs	4,524	1,874
Receivable due on total return swap(1)	1,071	1,107
Receivable on interest rate swaps	259	—
Prepaid expenses and other assets	39	250
Total assets	$3,844,442	$3,847,280
Liabilities
Unrealized depreciation on total return swap(1)	$22,062	$3,756
Unrealized depreciation on interest rate swaps	2,614	—
Payable for investments purchased	367,728	22,175
Repurchase agreement payable (net of deferred financing costs of $214 and $611, respectively)(1)	299,786	299,389
Credit facilities payable (net of deferred financing costs of $2,092 and $196, respectively)(1)	897,502	1,087,504
Stockholder distributions payable	9,401	—
Management fees payable	13,300	17,015
Subordinated income incentive fees payable(2)	9,525	14,487
Administrative services expense payable	425	277
Interest payable(1)	13,008	10,870
Interest rate swap income payable	261	—
Directors’ fees payable	215	253
Other accrued expenses and liabilities	1,644	2,830
Total liabilities	1,637,471	1,458,556
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,353,680 and 290,566,041 shares issued and outstanding, respectively	290	291
Capital in excess of par value	2,526,632	2,529,098
Accumulated earnings (deficit)(4)	(319,951)	(140,665)
Total stockholders’ equity	2,206,971	2,388,724
Total liabilities and stockholders’ equity	$3,844,442	$3,847,280
Net asset value per share of common stock at year end	$7.60	$8.22

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$296,649	$307,774	$278,249
Paid-in-kind interest income	27,485	23,849	17,562
Fee income	19,086	31,924	30,888
Dividend income	430	74	—
From non-controlled/affiliated investments:
Interest income	4,278	3,602	1,468
Paid-in-kind interest income	1,453	1,263	461
Fee income	879	204	393
Total investment income	350,260	368,690	329,021
Operating expenses
Management fees(1)	60,548	76,616	67,573
Subordinated income incentive fees(2)	35,156	40,765	39,754
Administrative services expenses	3,026	2,567	2,922
Stock transfer agent fees	1,625	1,570	1,613
Accounting and administrative fees	1,102	1,127	1,019
Interest expense(3)	65,757	52,707	39,584
Directors’ fees	1,095	1,062	1,010
Offering costs	—	3,454	1,273
Other general and administrative expenses	2,815	3,491	4,578
Operating expenses	171,124	183,359	159,326
Management fees waiver(1)	(2,594)	(8,754)	—
Net expenses	168,530	174,605	159,326
Net investment income	181,730	194,085	169,695
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(27,063)	(14,960)	(50,870)
Non-controlled/affiliated investments	(29,566)	811	3,721
Net realized gain (loss) on secured borrowing	—	(100)	—
Net realized gain (loss) on total return swap(3)	12,952	24,011	15,785
Net realized gain (loss) on foreign currency	(268)	1,169	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(111,083)	(13,573)	178,721
Non-controlled/affiliated investments	16,887	(72,215)	5,343
Net change in unrealized appreciation (depreciation) on total return swap(3)	(18,306)	(15,159)	37,330
Net change in unrealized appreciation (depreciation) on interest rate swaps	(2,614)	—	—
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	239	(239)
Net change in unrealized gain (loss) on foreign currency	(17)	191	—
Total net realized gain (loss) and unrealized appreciation (depreciation)	(159,078)	(89,586)	189,791
Net increase (decrease) in net assets resulting from operations	$22,652	$104,499	$359,486
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$0.37	$1.37
Weighted average shares outstanding	289,019,897	281,524,090	261,901,989

(1)
See Note 4 for a discussion of the waiver by FSIC III Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company’s financing arrangements.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operations
Net investment income	$181,730	$194,085	$169,695
Net realized gain (loss) on investments, secured borrowing, total return swap and foreign currency(1)	(43,945)	10,931	(31,364)
Net change in unrealized appreciation (depreciation) on investments, total return swap, interest rate swaps and secured borrowing	(115,116)	(100,708)	221,155
Net change in unrealized gain (loss) on foreign currency	(17)	191	—
Net increase in net assets resulting from operations	22,652	104,499	359,486
Stockholder distributions(2)
Distributions to stockholders	(201,938)	(196,760)	(183,009)
Net decrease in net assets resulting from stockholder distributions	(201,938)	(196,760)	(183,009)
Capital share transactions(3)
Issuance of common stock	—	156,618	193,812
Reinvestment of stockholder distributions	93,424	99,229	96,669
Repurchases of common stock	(95,891)	(98,802)	(38,060)
Offering costs	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	(2,467)	157,045	252,421
Total increase (decrease) in net assets	(181,753)	64,784	428,898
Net assets at beginning of year	2,388,724	2,323,940	1,895,042
Net assets at end of year	$2,206,971	$2,388,724	$2,323,940

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$22,652	$104,499	$359,486
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,684,215)	(1,385,143)	(1,446,810)
Paid-in-kind interest	(28,938)	(25,112)	(17,562)
Proceeds from sales and repayments of investments	1,298,121	1,235,500	1,114,038
Net realized (gain) loss on investments	56,629	14,149	47,149
Net realized (gain) loss on secured borrowing	—	100	—
Net change in unrealized (appreciation) depreciation on investments	94,196	85,788	(184,064)
Net change in unrealized (appreciation) depreciation on total return swap	18,306	15,159	(37,330)
Net change in unrealized (appreciation) depreciation on interest rate swaps	2,614	—	—
Net change in unrealized appreciation (depreciation) on secured borrowing	—	(239)	239
Accretion of discount	(5,550)	(23,398)	(11,431)
Amortization of deferred financing costs	2,753	1,837	1,569
Unrealized (gain) loss on borrowings in foreign currency	(157)	—	—
Amortization of deferred offering costs	—	3,454	1,273
(Increase) decrease in due from counterparty	(30,759)	19,995	—
(Increase) decrease in receivable for investments sold and repaid	(353)	4,553	(1,532)
(Increase) decrease in interest receivable	5,373	(5,998)	(7,050)
(Increase) decrease in receivable due on total return swap	36	710	13
(Increase) decrease in receivable on interest rate swaps	(259)	—	—
(Increase) decrease in prepaid expenses and other assets	211	(250)	173
Increase (decrease) in payable for investments purchased	345,553	17,325	(2,696)
Increase (decrease) in management fees payable	(3,715)	(808)	3,812
Increase (decrease) in subordinated income incentive fees payable	(4,962)	2,164	498
Increase (decrease) in expense recoupment payable to sponsor	—	—	(218)
Increase (decrease) in administrative services expense payable	148	(355)	(123)
Increase (decrease) in interest rate swap income payable	261	—	—
Increase (decrease) in interest payable(1)	2,138	2,284	2,833
Increase (decrease) in directors’ fees payable	(38)	10	36
Increase (decrease) in other accrued expenses and liabilities	(1,186)	(1,121)	(3,508)
Net cash provided by (used in) operating activities	88,859	65,103	(181,205)
Cash flows from financing activities
Issuance of common stock	—	156,618	214,001
Reinvestment of stockholder distributions	93,424	99,229	96,669
Repurchases of common stock	(95,891)	(98,802)	(38,060)
Offering costs incurred	—	(2,477)	(2,250)
Stockholder distributions	(192,537)	(196,760)	(183,097)
Borrowings under credit facilities(1)	857,577	110,000	245,300
Borrowings under repurchase agreement(1)	—	—	10,800
Proceeds (repayments) from secured borrowing(1)	—	(13,929)	13,789
Repayments of credit facilities(1)	(1,045,526)	—	(68,055)
Deferred financing costs paid	(6,902)	(500)	(423)
Net cash provided by (used in) financing activities	(389,855)	53,379	288,674
Total increase (decrease) in cash	(300,996)	118,482	107,469
Cash and foreign currency at beginning of year	368,344	249,862	142,393
Cash and foreign currency at end of year	$67,348	$368,344	$249,862
Supplemental disclosure
Local and excise taxes paid	$573	$335	$338

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2018, 2017 and 2016, the Company paid $0, $795 and $195, respectively, in interest expense on its secured borrowing, $47,394, $36,899 and $25,792, respectively, in interest expense on the credit facilities and $13,472, $10,892 and $9,195, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.6%
5 Arch Income Fund 2, LLC	(i)(n)	Diversified Financials	9.0%		11/18/23	$144,445	$144,593	$144,445
5 Arch Income Fund 2, LLC	(i)(j)	Diversified Financials	9.0%		11/18/23	3,955	3,955	3,955
Acosta Holdco Inc	(r)	Commercial & Professional Services	L+325	1.0%	9/26/21	14,294	10,738	8,781
Addison Holdings	(g)	Commercial & Professional Services	L+675	1.0%	12/29/23	23,952	23,952	23,993
Advantage Sales & Marketing Inc	(r)(s)	Commercial & Professional Services	L+325	1.0%	7/23/21	16,827	14,850	14,948
Aleris International Inc	(r)(s)	Materials	L+475		2/27/23	275	272	274
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	54,011	54,011	54,551
Alstom SA	(r)(i)	Transportation	L+450	1.0%	8/29/21	7,181	6,840	6,872
Altus Power America Inc		Energy	L+750	1.5%	9/30/21	3,183	3,183	3,087
Altus Power America Inc	(j)	Energy	L+750	1.5%	9/30/21	140	140	136
American Tire Distributors Inc	(r)	Automobiles & Components	L+750	1.0%	8/30/24	9,192	8,156	7,568
American Tire Distributors Inc	(r)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	1,447	1,353	1,353
Ammeraal Beltech Holding BV	(i)(r)	Capital Goods	E+375		7/30/25	€1,268	1,466	1,446
Apex Group Limited	(i)(j)	Diversified Financials	L+650		6/15/23	$1,957	1,902	1,675
Apex Group Limited	(f)(i)	Diversified Financials	L+650	1.0%	6/15/25	13,230	12,981	12,706
Apex Group Limited	(i)(j)	Diversified Financials	L+650	1.0%	6/15/25	6,382	6,264	6,130
Apex Group Limited	(i)	Diversified Financials	L+650	1.0%	6/15/25	2,127	2,049	2,043
Apex Group Limited	(i)(j)	Diversified Financials	L+650	1.0%	6/15/25	3,191	3,191	3,065
Aspect Software Inc	(l)(t)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	13,075	13,038	9,741
Aspect Software Inc	(f)(l)(t)	Software & Services	L+1100	1.0%	5/25/20	9,837	9,723	7,328
ATX Networks Corp	(h)(i)(r)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	14,019	13,674	13,318
ATX Networks Corp	(g)(h)(i)(r)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	28,510	28,006	27,085
ATX Networks Corp	(i)(r)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	797	749	757
AVF Parent LLC	(f)	Retailing	L+725	1.3%	3/1/24	29,438	29,438	27,518
Belk Inc	(r)(s)	Retailing	L+475	1.0%	12/12/22	21,929	17,684	17,793
Borden Dairy Co	(f)(g)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	48,125	48,125	43,760
Brand Energy & Infrastructure Services Inc	(r)(s)	Capital Goods	L+425	1.0%	6/21/24	5,468	5,192	5,206
Caprock Midstream LLC	(s)	Energy	L+475		11/3/25	1,157	1,076	1,079
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	40,226	39,628	39,623
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	261	261	263
CSafe Global	(j)	Capital Goods	L+725	1.0%	11/1/21	2,348	2,348	2,371
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSafe Global	(f)	Capital Goods	L+725	1.0%	10/31/23	$22,335	$22,335	$22,559
CSM Bakery Products	(r)(s)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	488	458	453
Dade Paper and Bag Co Inc		Capital Goods	L+700	1.0%	6/10/24	5,630	5,630	5,405
Dade Paper and Bag Co Inc	(g)(h)	Capital Goods	L+750	1.0%	6/10/24	44,141	44,141	43,258
Dayton Superior Corp	(r)(s)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,790	9,697	9,874
Diamond Resorts International Inc	(r)(s)	Consumer Services	L+375	1.0%	9/2/23	26,866	24,919	25,120
Distribution International Inc	(r)(s)	Retailing	L+500	1.0%	12/15/21	370	326	329
Eagle Family Foods Inc	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,507	3,472	2,989
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	23,263	23,020	22,907
Eagleclaw Midstream Ventures LLC	(r)(s)	Energy	L+425	1.0%	6/24/24	578	541	542
Empire Today LLC	(f)(g)	Retailing	L+700	1.0%	11/17/22	44,100	44,100	44,180
Fairway Group Holdings Corp	(k)(l)(r)(t)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	4,437	3,916	582
Fairway Group Holdings Corp	(t)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	6,942	6,942	6,742
Fairway Group Holdings Corp	(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	480	473	480
Fairway Group Holdings Corp	(j)(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,028	1,028	1,028
Fairway Group Holdings Corp	(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	2,417	2,273	2,417
FHC Health Systems Inc	(r)(s)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,837	7,306	7,379
Foresight Energy LLC	(i)(r)(s)	Materials	L+575	1.0%	3/28/22	4,925	4,824	4,847
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	652	652	644
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,097	6,097	6,022
FullBeauty Brands Holdings Corp	(l)(r)	Retailing	L+475	1.0%	10/14/22	8,116	2,421	2,471
Gulf Finance LLC	(h)(r)(s)	Energy	L+525	1.0%	8/25/23	14,061	11,639	10,845
HM Dunn Co Inc	(k)(l)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	6,583	5,786	1,053
Hudson Technologies Co	(g)(i)	Commercial & Professional Services	L+1025	1.0%	10/10/23	7,889	7,822	5,641
Icynene Group Ltd	(f)(g)(h)	Materials	L+700	1.0%	11/30/24	76,230	76,230	74,126
Industrial Group Intermediate Holdings LLC	(g)	Materials	L+800	1.3%	5/31/20	9,787	9,787	9,726
Intelsat Jackson Holdings SA	(i)(r)(s)	Media	L+375	1.0%	11/27/23	13,508	13,093	13,137
Ivanti Software Inc	(r)(s)	Software & Services	L+425	1.0%	1/20/24	777	753	757
JAKKS Pacific Inc		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,374	2,359	2,383
JC Penney Corp Inc	(i)(r)(s)	Retailing	L+425	1.0%	6/23/23	2,320	1,945	1,992
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	$176,168	$176,168	$176,168
JHC Acquisition LLC	(j)	Capital Goods	L+750	1.0%	1/29/24	21,787	21,786	21,787
Jo-Ann Stores Inc	(r)(s)	Retailing	L+500	1.0%	10/20/23	325	310	310
Jostens Inc	(r)(s)	Consumer Services	L+550		12/19/25	4,152	4,038	4,051
JSS Holdings Ltd	(f)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,725	65,222	67,697
Kodiak BP LLC	(f)(g)(h)	Capital Goods	L+725	1.0%	12/1/24	90,878	90,878	88,947
Kodiak BP LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	10,871	10,871	10,640
Koosharem LLC	(r)(s)	Commercial & Professional Services	L+450	1.0%	4/18/25	1,781	1,802	1,752
Lazard Global Compounders Fund	(i)	Diversified Financials	L+725	3.8%	4/1/26	101,644	101,644	102,406
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26	17,606	17,606	17,738
LBM Borrower LLC	(r)(s)	Capital Goods	L+375	1.0%	8/20/22	5,322	4,966	4,983
LD Intermediate Holdings Inc	(r)(s)	Software & Services	L+588	1.0%	12/9/22	9,500	8,503	8,621
Mitel US Holdings Inc	(r)(s)	Technology Hardware & Equipment	L+450		11/30/25	8,781	8,495	8,534
Monitronics International Inc	(i)(r)(s)	Commercial & Professional Services	L+550	1.0%	9/30/22	4,350	3,915	3,901
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	9,258	9,199	9,216
NaviHealth Inc.	(r)(s)	Health Care Equipment & Services	L+500		8/1/25	1,054	1,020	997
Navistar Inc	(i)(r)(s)	Automobiles & Components	L+350		11/6/24	1,012	972	979
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer Inc	(f)(g)	Consumer Services	L+777	1.0%	9/2/24	18,853	18,853	18,665
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+650	1.0%	9/2/24	3,000	3,000	2,970
P2 Energy Solutions, Inc.	(r)(s)	Energy	L+400	1.3%	10/30/20	253	244	245
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+325	1.0%	8/1/24	823	751	751
PF Chang’s China Bistro Inc	(r)(s)	Consumer Services	L+500	1.0%	9/1/22	359	347	350
PHRC License LLC	(f)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	16,710	16,710	17,066
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23	19,565	19,565	19,565
Production Resource Group LLC	(f)(h)	Media	L+700	1.0%	8/21/24	173,008	173,008	169,980
Propulsion Acquisition LLC	(f)(h)(r)	Capital Goods	L+600	1.0%	7/13/21	60,292	59,251	59,689
PSKW LLC	(f)(g)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21	172,364	172,234	172,800
Reliant Rehab Hospital Cincinnati LLC	(g)	Health Care Equipment & Services	L+675	1.0%	8/30/24	46,763	46,316	46,623
Roadrunner Intermediate Acquisition Co LLC	(f)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23	94,042	94,042	87,587
Rogue Wave Software Inc	(f)(g)(h)	Software & Services	L+843	1.0%	9/25/21	151,900	151,900	151,710
Safariland LLC	(f)	Capital Goods	L+765	1.1%	11/18/23	42,893	42,893	38,443
Savers Inc	(r)(s)	Retailing	L+375	1.3%	7/9/19	2,964	2,823	2,838
Sequa Corp	(r)(s)	Materials	L+500	1.0%	11/28/21	3,672	3,493	3,520
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23	$2,271	$2,271	$2,311
Sequel Youth & Family Services LLC	(f)	Health Care Equipment & Services	L+800		9/1/23	13,000	13,000	13,231
Sequential Brands Group Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+875		2/7/24	97,853	96,047	97,853
SI Group Inc	(r)(s)	Materials	L+475		10/15/25	527	507	508
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+550		8/2/25	329	322	323
Sorenson Communications LLC	(f)(r)(s)	Telecommunication Services	L+575	2.3%	4/30/20	45,216	45,008	45,047
Spencer Gifts LLC	(r)(s)	Retailing	L+425	1.0%	7/16/21	14,530	13,786	13,895
SSC (Lux) Limited S.a r.l.	(f)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	60,820	60,820	61,428
Strike LLC	(r)(s)	Energy	L+800	1.0%	11/30/22	3,155	3,092	3,159
Sungard Availability Services Capital Inc	(f)(h)(r)(s)	Software & Services	L+700	1.0%	9/30/21	29,092	28,129	24,845
Sungard Availability Services Capital Inc	(r)	Software & Services	L+1000	1.0%	10/1/22	2,404	2,295	2,333
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	9,728	9,120	9,185
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	2,265	2,123	2,138
Swift Worldwide Resources Holdco Ltd		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,228	17,228	17,228
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	44,220	43,784	43,778
Trace3 Inc	(f)(g)	Diversified Financials	L+675	1.0%	8/5/24	37,578	37,578	37,202
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	67,908	67,397	65,796
Vivint Inc	(r)(s)	Commercial & Professional Services	L+500		4/1/24	13,215	12,842	12,880
Warren Resources Inc	(g)(t)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,176	6,176	6,176
West Corp	(r)(s)	Software & Services	L+350	1.0%	10/10/24	522	478	478
West Corp	(r)(s)	Software & Services	L+400	1.0%	10/10/24	15,811	14,507	14,566
Westbridge Technologies Inc	(r)(s)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	25,441	25,470	25,505
York Risk Services Group Inc	(r)(s)	Insurance	L+375	1.0%	10/1/21	7,619	7,146	7,145
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	63,559
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,254
Total Senior Secured Loans—First Lien							2,769,596	2,726,860
Unfunded Loan Commitments							(87,456)	(87,456)
Net Senior Secured Loans—First Lien							2,682,140	2,639,404
Senior Secured Loans—Second Lien—13.3%
Advantage Sales & Marketing Inc	(r)(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,447	3,496
American Bath Group LLC	(r)(s)	Capital Goods	L+975	1.0%	9/30/24	314	312	312
Ammeraal Beltech Holding BV	(i)	Capital Goods	L+800		7/27/26	44,463	43,592	43,505
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Arena Energy LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$25,872	$25,872	$25,872
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	3,744	3,744	3,733
Bellatrix Exploration Ltd	(i)(j)	Energy	8.5%		7/26/23	1,248	1,248	1,244
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	9,000	8,151	7,958
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,939	5,939	5,828
CDS US Intermediate Holdings Inc	(f)(i)(r)(s)	Media	L+825	1.0%	7/10/23	18,000	16,110	15,030
Centric Group LLC	(r)(s)	Retailing	L+800	1.0%	2/1/24	2,215	2,176	2,184
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(k)(l)(r)	Media	L+750	1.3%	12/21/20	1,500	1,340	60
Fairway Group Holdings Corp	(k)(l)(r)(t)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	3,941	3,436	—
Grocery Outlet Inc	(r)(s)	Food & Staples Retailing	L+725		10/22/26	271	270	269
Gruden Acquisition Inc	(h)(r)	Transportation	L+850	1.0%	8/18/23	10,000	9,703	10,025
Jazz Acquisition Inc	(r)(s)	Capital Goods	L+675	1.0%	6/19/22	4,498	4,317	4,206
LBM Borrower LLC	(r)(s)	Capital Goods	L+925	1.0%	8/20/23	19,910	19,437	19,512
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	2,772	2,747	2,655
OPE Inmar Acquisition Inc	(r)(s)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,850
Paradigm Acquisition Corp	(r)(s)	Health Care Equipment & Services	L+750		10/26/26	190	190	190
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,177	7,132
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,408	39,406
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,145	15,149
Sequa Corp	(r)(s)	Materials	L+900	1.0%	4/28/22	5,204	4,905	4,944
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+950		8/2/26	2,826	2,402	2,501
SMG/PA	(r)(s)	Consumer Services	L+700		1/23/26	942	928	931
Spencer Gifts LLC	(g)(h)(r)	Retailing	L+825	1.0%	6/29/22	37,000	36,963	31,635
TierPoint LLC	(r)(s)	Software & Services	L+725	1.0%	5/5/25	7,000	6,589	6,646
Titan Energy LLC	(g)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	44,037	33,111	4,096
UTEX Industries Inc	(r)	Energy	L+725	1.0%	5/20/22	1,273	1,269	1,101
Winebow Group LLC/The	(r)(s)	Food & Staples Retailing	L+750	1.0%	1/2/22	4,912	2,456	2,701
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WireCo WorldGroup Inc	(r)(s)	Capital Goods	L+900	1.0%	9/30/24	$606	$605	$608
Total Senior Secured Loans—Second Lien							333,989	293,590
Unfunded Loan Commitments							(1,248)	(1,248)
Net Senior Secured Loans—Second Lien							332,741	292,342
Other Senior Secured Debt—4.3%
Akzo Nobel Specialty Chemicals	(e)(i)(r)	Materials	8.0%		10/1/26	2,288	2,288	2,142
APTIM Corp	(r)	Diversified Financials	7.8%		6/15/25	13,174	13,174	9,963
Avantor Inc	(r)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,361	1,361	1,339
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(e)(r)	Consumer Services	7.3%		5/1/25	54	56	56
Diamond Resorts International Inc	(h)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	11,544
DJO Finance LLC/DJO Finance Corp	(e)(r)	Health Care Equipment & Services	8.1%		6/15/21	4,580	4,611	4,729
Genesys Telecommunications Laboratories Inc	(r)	Technology Hardware & Equipment	10.0%		11/30/24	1,409	1,556	1,482
Global A&T Electronics Ltd	(i)(r)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	7,120	7,181	6,319
JC Penney Corp Inc	(e)(i)(r)	Retailing	5.7%		6/1/20	143	133	115
JW Aluminum Co	(r)	Materials	10.3%		6/1/26	759	759	757
Lycra	(e)(i)(r)	Consumer Durables & Apparel	7.5%		5/1/25	4,284	4,320	4,032
Numericable-SFR	(e)(i)(r)	Software & Services	8.1%		2/1/27	1,767	1,767	1,674
Pattonair Holdings Ltd	(e)(i)	Capital Goods	9.0%		11/1/22	4,660	4,821	4,708
Ply Gem Holdings Inc	(e)(r)	Capital Goods	8.0%		4/15/26	3,697	3,611	3,401
Sorenson Communications LLC	(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,634	11,702
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,685	1,685	1,674
Talos Production LLC	(r)	Energy	11.0%		4/3/22	4,500	4,698	4,376
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,536
Vivint Inc	(e)(r)	Commercial & Professional Services	7.6%		9/1/23	8,911	8,142	7,292
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,753	12,210
Total Other Senior Secured Debt							102,348	95,337
Subordinated Debt—15.8%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(e)(r)	Energy	10.0%		4/1/22	19,500	19,500	19,957
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Avantor Inc	(g)(h)(r)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	$52,500	$52,502	$52,533
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	292	292	292
Calumet Specialty Products	(e)(i)(r)	Energy	7.8%		4/15/23	10,300	10,252	8,000
Canbriam Energy Inc	(e)(i)(r)	Energy	7.8%		4/15/23	18,550	18,517	16,278
CEC Entertainment Inc	(g)(r)	Consumer Services	8.0%		2/15/22	37,261	36,294	33,535
ClubCorp Club Operations Inc	(e)(r)	Consumer Services	8.5%		9/15/25	12,478	12,036	11,230
Diamond Resorts International Inc	(e)(r)	Consumer Services	10.8%		9/1/24	3,453	3,615	3,117
Eclipse Resources Corp	(e)(i)(r)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Exterran Energy Solutions LP/EES Finance Corp	(i)(r)	Energy	8.1%		5/1/25	4,114	4,114	3,966
Great Lakes Dredge & Dock Corp	(e)(i)(r)	Capital Goods	8.0%		5/15/22	4,896	4,899	4,978
Intelsat Jackson Holdings SA	(e)(i)	Media	5.5%		8/1/23	3,577	3,240	3,145
Ken Garff Automotive LLC	(e)(r)	Retailing	7.5%		8/15/23	4,039	4,048	4,009
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+650	4.5%	9/15/25	39,750	39,750	38,907
LifePoint Hospitals Inc	(e)(r)	Health Care Equipment & Services	9.8%		12/1/26	6,248	6,248	5,953
Logan’s Roadhouse Inc	(k)	Consumer Services			11/1/24	1,317	1,304	1,303
PF Chang’s China Bistro Inc	(g)(h)(r)	Consumer Services	10.3%		6/30/20	43,108	42,908	39,363
PriSo Acquisition Corp	(e)(g)(r)	Capital Goods	9.0%		5/15/23	47,859	47,559	48,906
Quorum Health Corp	(e)(r)	Health Care Equipment & Services	11.6%		4/15/23	2,816	2,806	2,684
Sorenson Communications LLC	(g)(r)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,244	9,208
SRS Distribution Inc	(e)(r)	Capital Goods	8.3%		7/1/26	13,222	13,087	12,164
Stars Group Holdings BV	(e)(i)(r)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,692
Sungard Availability Services Capital Inc	(g)(r)	Software & Services	8.8%		4/1/22	16,400	12,880	3,676
Surgery Partners Holdings LLC	(e)(r)	Health Care Equipment & Services	6.8%		7/1/25	2,215	2,113	1,918
Team Health Inc	(e)(r)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,187	7,553
Vertiv Group Corp	(e)(r)	Technology Hardware & Equipment	9.3%		10/15/24	18,690	18,316	16,634
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	8.8%		12/1/20	4,406	4,135	4,202
York Risk Services Group Inc	(g)(h)(r)	Insurance	8.5%		10/1/22	36,050	34,162	25,235
Total Subordinated Debt							423,927	389,417
Unfunded Loan Commitments							(39,750)	(39,750)
Net Subordinated Debt							384,177	349,667

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—7.3%
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	$1,061	$1,045
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	6,267	6,175	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	65,587	64,612	65,587
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	15,402	15,181	15,402
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,976	1,942	1,976
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,270	11,108	11,270
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,622	5,539	5,622
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	1,314	1,295	1,314
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	16,960	16,709	16,960
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	10,503	10,348	10,503
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	15,523	15,294	15,523
NewStar Clarendon 2014-1A Class Subord. B	(i)	Diversified Financials	L+435		1/25/27	730	698	727
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	13.2%		1/25/27	8,310	5,310	5,928
Total Asset Based Finance							158,720	161,624

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.3%
5 Arch Income Fund 2, LLC, Common Stock	(i)(m)	Diversified Financials				56,000	$1,381	$2,800
All Systems Holding LLC, Common Stock		Commercial & Professional Services				60	581	670
Altus Power America Inc, Common Stock	(k)	Energy				462,008	462	81
ASG Technologies, Warrants	(k)	Software & Services			6/27/22	48,325	1,377	1,403
Aspect Software Inc, Common Stock	(k)(t)	Software & Services				108,806	28,097	—
ATX Networks Corp, Common Stock	(i)(k)	Technology Hardware & Equipment				83,488	134	65
Australis Maritime, Private Equity	(i)(k)	Transportation				966	966	966
Byrider Finance LLC, Common Stock	(k)	Automobiles & Components				278	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(k)(m)	Energy				75,000	75	32
CSafe Global, Common Stock	(k)	Capital Goods				173,900	174	243
Empire Today LLC, Common Stock	(k)	Retailing				206	614	595
Fairway Group Holdings Corp, Common Stock	(k)(t)	Food & Staples Retailing				71,465	2,296	—
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				11,429	11	5
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				1,131,428	1,131	504
Global Jet Capital LLC, Preferred Stock	(k)	Commercial & Professional Services				34,893,581	34,894	4,885
Global Jet Capital LLC, Preferred Stock	(i)(k)	Commercial & Professional Services				7,590,835	7,591	1,063
Harvest Oil & Gas Corp, Common Stock	(k)(r)	Energy				59,445	1,308	1,069
Harvey Industries Inc, Common Stock	(k)	Capital Goods				2,000,000	2,000	4,050
HM Dunn Co Inc, Preferred Stock, Series A	(k)(t)	Capital Goods				1,929	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(k)(t)	Capital Goods				1,929	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(k)(m)	Materials				220,619	221	132
JHC Acquisition LLC, Common Stock	(k)	Capital Goods				8,068	8,068	10,831
JSS Holdings Ltd, Net Profits Interest	(k)	Capital Goods				—	—	426
JW Aluminum Co, Common Stock	(k)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/25	1,087	4,836	9,041
North Haven Cadence Buyer Inc, Common Equity	(k)	Consumer Services				833,333	833	1,271
Power Distribution Inc, Common Stock	(k)	Capital Goods				923,077	923	485
Ridgeback Resources Inc, Common Stock	(i)(k)(q)	Energy				827,156	5,082	4,092
Sequential Brands Group Inc., Common Stock	(k)(r)	Consumer Durables & Apparel				125,391	1,693	100
SSC (Lux) Limited S.a r.l., Common Stock	(i)(k)	Health Care Equipment & Services				113,636	2,273	2,784
Sunnova Energy Corp, Common Stock	(k)	Energy				577,086	2,166	—
See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Sunnova Energy Corp, Preferred Stock	(k)	Energy				105,341	$561	$578
Templar Energy LLC, Common Stock	(k)(m)(r)	Energy				129,829	1,103	81
Templar Energy LLC, Preferred Stock	(k)(r)	Energy				86,061	859	258
Titan Energy LLC, Common Stock	(k)(r)	Energy				72,739	2,299	22
Trace3 Inc, Common Stock		Diversified Financials				7,725	77	143
Warren Resources Inc, Common Stock	(k)(t)	Energy				998,936	4,695	2,347
White Star Petroleum LLC	(k)(m)	Energy				1,738,244	1,477	565
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(k)	Software & Services				1,051,348	8,357	11,053
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	9,862
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/27	143,435	—	407
Total Equity/Other							136,972	72,909
TOTAL INVESTMENTS—163.6%							$3,797,098	3,611,283
LIABILITIES IN EXCESS OF OTHER ASSETS—(63.6%)								(1,404,312)
NET ASSETS—100.0%								$2,206,971

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)	(i)	$145,371	$(22,062)

A summary of outstanding financial instruments as of December 31, 2018 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or L, was 2.81% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Fair value determined by the Company’s board of directors (see Note 8).

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

(e)
Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9).

(f)
Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(g)
Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 9).

(h)
Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 9).

(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, 84.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 9, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.7% of the Company’s total assets represented qualifying assets as of December 31, 2018.

(j)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(k)
Security is non-income producing.

(l)
Security was on non-accrual status as of December 31, 2018.

(m)
Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(n)
Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)
Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of December 31, 2018, the fair value of securities rehypothecated by BNPP was $114,799.

(q)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.73 as of December 31, 2018.

(r)
Security is classified as Level 1 or 2 in the Company’s fair value hierarchy (see Note 8).

(s)
Position or portion thereof unsettled as of December 31, 2018.

See notes to consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

(t)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the year ended December 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income	PIK Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.	$5,004	$—	$—	$(5,004)	$—	$—	$—	$—	$286	$—	$6
Aspect Software, Inc.	9,156	—	195	(371)	—	—	(1,652)	7,328	1,144	195	293
Aspect Software, Inc.(1)	(1,822)	—	1,822	(1,822)	—	—	1,822	—	22	—	4
Aspect Software, Inc.	—	—	13,195	(157)	—	—	(3,297)	9,741	718	295	2
Aspect Software, Inc.	—	—	280	(283)	1	2	—	—	4	—	—
Fairway Group Acquisition Co.	6,159	—	783	—	—	—	(200)	6,742	786	783	—
Fairway Group Acquisition Co.	903	—	—	—	—	—	(321)	582	—	—	—
Fairway Group Acquisition Co.(2)	—	—	473	—	—	—	7	480	24	17	101
Fairway Group Acquisition Co.	—	—	2,382	(116)	7	—	144	2,417	124	87	—
H.M. Dunn Co., Inc.	—	9,643	—	—	—	(3,857)	(4,733)	1,053	279	—	—
Warren Resources, Inc.	18,372	—	76	(11,824)	—	—	(448)	6,176	891	76	473
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	795	—	—	—	—	—	(795)	—	—	—	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	—	—	—	—	—	(25,711)	25,711	—	—	—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	1,698	—	—	—	—	—	649	2,347	—	—	—
Total	$40,265	$9,643	$19,206	$(19,577)	$8	$(29,566)	$16,887	$36,866	$4,278	$1,453	$879

(1)
Security was an unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0 as of December 31, 2017.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $1,028 and a fair value of  $1,028.

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

FS Investment Corporation III
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1050		3/31/21	$19,015	$19,054	$19,038
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,500
Greystone Equity Member Corp.	(j)	Diversified Financials	L+1100		3/31/21	29,467	29,467	29,762
Greystone Equity Member Corp.	(j)(l)	Diversified Financials	L+1100		3/31/21	7,518	7,518	7,594
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,391
H.M. Dunn Co., Inc.		Capital Goods	L+946	1.0%	3/26/21	9,643	9,643	9,209
Hudson Technologies Co.	(g)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	7,989	7,989	8,099
Hudson Technologies Co.	(j)(l)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,902	1,902	1,928
Hybrid Promotions, LLC	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,160	6,160	6,155
Icynene U.S. Acquisition Corp.	(f)(g)(h)(i)	Materials	L+700	1.0%	11/30/24	77,000	77,000	77,015
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	10,746	10,746	10,907
JMC Acquisition Merger Corp.	(f)(g)(h)(i)	Capital Goods	L+854	1.0%	11/6/21	114,086	114,086	115,940
JSS Holdings, Inc.	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,742	65,147	66,761
JSS Holdings, Inc.	(l)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	12,000	12,000	12,186
Kodiak BP, LLC	(f)(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	68,348	68,348	68,519
Kodiak BP, LLC	(l)	Capital Goods	L+725	1.0%	12/1/24	19,697	19,697	19,746
Latham Pool Products, Inc.	(g)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	36,118	36,118	36,524
Logan’s Roadhouse, Inc.		Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	1,256	1,256	1,256
Logan’s Roadhouse, Inc.	(l)	Consumer Services	L+1100 PIK (L+1100 Max PIK)	1.0%	5/5/19	202	204	202
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	3,075	3,075	3,075
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+450	1.0%	5/5/21	8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(g)(h)(i)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,044
Nobel Learning Communities, Inc.	(l)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer, Inc.	(f)(g)	Consumer Services	L+810	1.0%	9/2/22	22,149	22,149	22,564
North Haven Cadence Buyer, Inc.	(l)	Consumer Services	L+750	1.0%	9/2/22	2,833	2,833	2,886
Panda Temple Power, LLC	(m)(n)	Energy	L+625	1.0%	3/6/22	24,808	21,322	18,048
Panda Temple Power, LLC		Energy	L+900	1.0%	4/28/18	943	943	944
PHRC License, LLC	(f)	Consumer Services	L+850	1.5%	4/28/22	16,875	16,875	17,297
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
Other Senior Secured Debt—2.5%
Avantor, Inc.	(e)	Materials	6.0%		10/1/24	1,361	1,361	1,363
Black Swan Energy Ltd.	(j)	Energy	9.0%		1/20/24	1,333	1,333	1,343
CSVC Acquisition Corp.	(e)	Diversified Financials	7.8%		6/15/25	13,774	13,774	13,257
See notes to consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Diamond Resorts International, Inc.	(e)(r)	Consumer Services	7.8%		9/1/23	$11,965	$11,965	$12,992
Global A&T Electronics Ltd.	(e)(j)(m)(n)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	12,550	12,179	11,635
Ridgeback Resources Inc.	(j)	Energy	12.0%		12/29/20	335	330	335
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,551	11,820
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	3,175	3,175	3,175
Velvet Energy Ltd.	(j)	Energy	9.0%		10/5/23	4,500	4,500	4,558
Total Other Senior Secured Debt							60,168	60,478
Subordinated Debt—23.1%
Ascent Resources Utica Holdings, LLC	(e)(r)	Energy	10.0%		4/1/22	30,000	30,000	32,420
Avantor, Inc.	(e)(g)(i)	Materials	9.0%		10/1/25	52,500	52,502	52,205
Bellatrix Exploration Ltd.	(e)(j)	Energy	8.5%		5/15/20	10,000	9,894	9,550
Calumet Specialty Products Partners, L.P.	(e)(j)(r)	Energy	7.8%		4/15/23	10,300	10,243	10,403
Canbriam Energy Inc.	(e)(j)	Energy	9.8%		11/15/19	20,300	20,193	20,731
CEC Entertainment, Inc.	(e)(r)	Consumer Services	8.0%		2/15/22	39,014	37,733	36,917
Ceridian HCM Holding, Inc.	(e)(r)	Commercial & Professional Services	11.0%		3/15/21	92,439	92,417	96,707
Coveris Holdings S.A.	(e)(i)(j)	Materials	7.9%		11/1/19	64,255	63,530	64,135
Eclipse Resources Corp.	(e)(j)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(n)	Energy	8.0%		4/15/19	2,150	2,028	1,097
Exterran Energy Solutions, L.P.	(e)(j)(r)	Capital Goods	8.1%		5/1/25	7,714	7,714	8,331
Great Lakes Dredge & Dock Corp.	(e)(j)	Capital Goods	8.0%		5/15/22	8,352	8,366	8,773
Greystone Mezzanine Equity Member Corp.	(j)	Diversified Financials	L+650	4.5%	9/15/25	2,680	2,680	2,680
Greystone Mezzanine Equity Member Corp.	(j)(l)	Diversified Financials	L+650	4.5%	9/15/25	50,320	50,320	50,320
Jupiter Resources Inc.	(e)(j)	Energy	8.5%		10/1/22	31,850	29,228	19,667
Northern Oil and Gas, Inc.	(e)	Energy	8.0%		6/1/20	3,150	3,065	2,461
P.F. Chang’s China Bistro, Inc.	(e)(g)(i)(r)	Consumer Services	10.3%		6/30/20	73,286	73,162	67,162
PriSo Acquisition Corp.	(e)(r)	Capital Goods	9.0%		5/15/23	47,859	47,506	50,760
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	143	143	159
Sorenson Communications, Inc.	(e)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,312	9,320
SunGard Availability Services Capital, Inc.	(e)(r)	Software & Services	8.8%		4/1/22	16,400	12,157	10,230
TI Group Automotive Systems, LLC	(e)(j)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
See notes to consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
York Risk Services Holding Corp.	(e)(i)	Insurance	8.5%		10/1/22	$36,050	$33,775	$35,509
Total Subordinated Debt							608,404	602,640
Unfunded Debt Commitments							(50,320)	(50,320)
Net Subordinated Debt							558,084	552,320

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—6.0%
Altus Power America Inc., Preferred Equity	(q)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$849	849	864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,069
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	69,760	69,760	70,980
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,409	11,409	11,609
Global Jet Capital Inc.	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,975	5,975	6,079
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	14,608	14,608	14,864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	9,047	9,047	9,205
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,370	13,371	13,604
NewStar Clarendon 2014-1A Class D	(j)	Diversified Financials	L+435		1/25/27	730	695	731
NewStar Clarendon 2014-1A Class Subord. B	(j)	Diversified Financials	15.8%		1/25/27	8,310	6,002	6,831
Total Asset Based Finance							140,234	143,418

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

FS Investment Corporation III
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(m)	Software & Services				1,051,348	$8,357	$10,200
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(m)	Software & Services				956,233	8,357	8,922
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(m)	Software & Services				143,435	—	499
Total Equity/Other							163,150	101,627
TOTAL INVESTMENTS—139.9%							$3,433,145	3,341,526
LIABILITIES IN EXCESS OF OTHER ASSETS—(39.9%)								(952,802)
NET ASSETS—100.0%								$2,388,724

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)	(j)	$340,523	$(3,756)

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

(d)
Fair value determined by the Company’s board of directors (see Note 8).

(e)
Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage International, Ltd. (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9).

(f)
Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(g)
Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, National Association (see Note 9).

(h)
Security or portion thereof held within Chestnut Hill Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Capital One, National Association (see Note 9).

(i)
Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under the notes issued to Society Hill Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 9).

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

(r)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of December 31, 2017, the fair value of securities rehypothecated by BNPP was $185,262.

(s)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to USD $0.80 as of December 31, 2017.

(t)
Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 8).

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

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in- Kind Interest	Sales and Repayments	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	PIK Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.(1)	$3,200	$2,703	$(899)	$—	$—	$5,004	$1,151	$—	$51
Aspect Software, Inc.	10,270	—	(257)	—	(857)	9,156	453	—	90
Aspect Software, Inc.(2)	—	—	—	—	(1,822)	(1,822)	21	—	63
Fairway Group Acquisition Co.	5,687	528	—	—	(56)	6,159	132	528	—
Fairway Group Acquisition Co.	3,306	283	—	—	(2,686)	903	—	283	—
Warren Resources, Inc.	17,744	180	—	—	448	18,372	1,845	180	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	2,595	272	—	—	(2,072)	795	—	272	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	59,634	270	—	811	(60,715)	—	—	—	—
Fairway Group Holdings Corp., Common Equity	1,858	—	—	—	(1,858)	—	—	—	—
Warren Resources, Inc., Common Equity	4,295	—	—	—	(2,597)	1,698	—	—	—
Total	$108,589	$4,236	$(1,156)	$811	$(72,215)	$40,265	$3,602	$1,263	$204

(1)
Security includes a partially unfunded commitment with an amortized cost of  $128 and a fair value of  $128.

(2)
Security is an unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0.

See notes to consolidated financial statements.

FS Investment Corporation III
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.
The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the investment advisory and administrative services agreement. On April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC III Advisor, LLC, or FSIC III Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into the investment advisory and administrative services agreement, which replaced an amended and restated investment advisory and administrative services agreement, dated August 6, 2014, or the FSIC III Advisor investment advisory and administrative services agreement, by and between the Company and FSIC III Advisor.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation of Portfolio Investments: The Company determines the fair value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•
the Company’s quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•
the Advisor then provides the valuation committee of the Company’s board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and the Advisor, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•
the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.
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
The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The Company values its total return swap, or TRS, between its wholly-owned financing subsidiary, Center City Funding LLC, or Center City, and Citibank, N.A., or Citibank, in accordance with the agreements between Center City and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 9 for additional information regarding the Company’s TRS.
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
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
For the year ended December 31, 2018, the Company recognized $5,477 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.
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
Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fees as if it were due and payable as of the end of such period. The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
The Company “looks through” its total return swap, or TRS between its wholly-owned financing subsidiary Center City Funding LLC, or Center City Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to the Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to the Advisor with respect to realized gains. See Note 9 for additional information regarding the Company’s TRS.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory and administrative services agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC III Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC III Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC III Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC III Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $102, $372 and $281 in estimated excise taxes payable in respect of income received during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company paid $561, $332 and $260, respectively, in excise taxes.
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any interest or penalties.
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
Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 9 for additional information.
Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2017 and 2016 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. As of December 31, 2018, the Company’s instruments included interest rate swaps.
Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement-Disclosures Framework-Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	18,141,998	$156,618	23,906,651	$203,804
Reinvestment of Distributions	11,443,880	93,424	11,521,386	99,229	11,789,088	96,669
Total Gross Proceeds	11,443,880	93,424	29,663,384	255,847	35,695,739	300,473
Commissions and Dealer Manager Fees	—	—	—	—	—	(9,992)
Net Proceeds to Company	11,443,880	93,424	29,663,384	255,847	35,695,739	290,481
Repurchases of Common Stock	(11,656,241)	(95,891)	(11,451,357)	(98,802)	(4,612,315)	(38,060)
Net Proceeds from Share Transactions	(212,361)	$(2,467)	18,212,027	$157,045	31,083,424	$252,421

During the period from January 1, 2019 to March 12, 2019, the Company issued 1,883,380 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $14,593 at an average price per share of  $7.75.
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
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the institutional offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company offers to repurchase shares of common stock at a price equal to the price at which shares of its common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the DRP is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the years ended December 31, 2018, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	569,282	100%	0.24%	$8.15	$4,637
March 31, 2016	April 6, 2016	1,042,946	100%	0.40%	$7.88	8,213
June 30, 2016	July 6, 2016	969,112	100%	0.37%	$8.19	7,937
September 30, 2016	October 5, 2016	2,030,975	100%	0.76%	$8.51	17,273
Total		4,612,315				$38,060
Fiscal 2017
December 31, 2016	January 4, 2017	1,536,048	100%	0.56%	$8.55	$13,133
March 31, 2017	April 5, 2017	2,470,559	100%	0.88%	$8.64	21,346
June 30, 2017	July 5, 2017	3,932,392	100%	1.38%	$8.64	33,976
September 30, 2017	October 4, 2017	3,512,358	69%	1.22%	$8.64	30,347
Total		11,451,357				$98,802
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935
March 31, 2018	April 2, 2018	2,943,198	28%	1.01%	$8.25	24,281
June 30, 2018	July 2, 2018	2,887,475	19%	0.99%	$8.20	23,677
September 30, 2018	October 2, 2018	2,839,319	17%	0.98%	$8.10	22,998
Total		11,656,241				$95,891

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

On January 2, 2019, the Company repurchased 2,899,470 shares of common stock (representing 16% of the shares of common stock tendered for repurchase and 1.00% of the shares outstanding as of such date) at $7.75 per share for aggregate consideration totaling $22,471.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the investment advisory and administrative services agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the adviser shall determine. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory and administrative services agreement.
Pursuant to the FSIC III Advisor investment advisory and administrative services agreement, which was in effect until April 9, 2018, FSIC III Advisor was entitled to an annual base management fee equal to 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective February 3, 2017, FSIC III Advisor contractually had agreed to permanently waive 0.25% of the base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average weekly value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC III Advisor under the FSIC III Advisor investment advisory and administrative services agreement with respect to each year.
Pursuant to the investment advisory and administrative services agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the investment advisory and administrative services agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments) and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC III Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the investment advisory and administrative services agreement.
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
The dealer manager for the Company’s continuous public offering was FS Investment Solutions, LLC, or FS Investment Solutions, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under the dealer manager agreement, dated as of December 20, 2013, by and among the Company, FSIC III Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. In February 2016, the Company closed its continuous public offering to investors investing through the IBD Channel, or the IBD Channel closing. As used herein, the IBD Channel refers to sales of shares of the Company’s common stock through broker-dealers (other than the dealer manager) that are members of the Financial Industry Regulatory Authority, or FINRA, and other properly licensed financial securities firms whose contracts for investment advisory and related services do not include a fixed or “wrap” fee or other asset-based fee arrangement, and who are collectively referred to herein as selected broker-dealers. Historically, sales through the IBD Channel constituted the majority of shares sold in the Company’s continuous public offering. Prior to the IBD Channel closing, shares of the Company’s common stock in its continuous public offering were subject to a sales load of up to 10.0% of the public offering price, which consisted of selling commissions and dealer manager fees of up to 7.0% and 3.0%, respectively, of the public offering price. Following the IBD Channel closing, the dealer manager waived its right to receive any selling commissions or dealer manager fees in connection with

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

shares of the Company’s common stock sold pursuant to its continuous public offering and, as a result, no selling commissions or dealer manager fees were paid to the dealer manager from that date forward. The price at which shares of the Company’s common stock were sold following the IBD Channel closing is referred to as the institutional offering price. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.
The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement, as applicable, during the years ended December 31, 2018, 2017 and 2016:
			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017	2016
FSIC III Advisor and the Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$57,954	$67,862	$67,573
FSIC III Advisor and the Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$35,156	$40,765	$39,754
FSIC III Advisor and the Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$3,026	$2,567	$2,922
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$1,303	$1,521
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	—	—	$1,961

(1)
FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the years ended December 31, 2018 and 2017 are net of waivers of  $2,594 and $8,754, respectively. During the years ended December 31, 2018, 2017 and 2016, $61,669, $68,760 and $63,761, respectively, in base management fees were paid to the Advisor and/or FSIC III Advisor. As of December 31, 2018, $13,300 in net base management fees were payable to the Advisor.

(2)
During the years ended December 31, 2018, 2017 and 2016, $40,118, $38,601 and $39,256, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FSIC III Advisor. As of December 31, 2018, a subordinated incentive fee on income of  $9,525 was payable to the Advisor.

(3)
During the years ended December 31, 2018, 2017 and 2016, $2,509, $2,414 and $2,766, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the Advisor, and the remainder related to other reimbursable expenses. The Company paid $2,878, $2,922, and $3,045 in administrative services expenses to FSIC III Advisor and the Advisor during the years ended December 31, 2018, 2017 and 2016, respectively.

(4)
During the years ended December 31, 2018, 2017 and 2016, the Company incurred offering costs of  $0, $2,477 and $2,250, respectively, of which $0, $1,303 and $1,521, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s and the Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. See Note 2 for a discussion regarding the Company’s change in accounting treatment of offering costs.

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

Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation IV and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Energy and Power Fund, FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.
FS Benefit Trust
FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the years ended December 31, 2017 and 2016, FS Trust purchased $216 and $203, respectively, of the Company’s shares at a purchase price per share of  $8.64 and $8.10, respectively, which price is equal to the institutional offering price in effect on the date of purchase. During the year ended December 31, 2018, FS Trust did not purchase any of the Company’s shares.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.70000	$183,009
2017	$0.70000	$196,760
2018	$0.70000	$201,938
Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to declare regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. On November 6, 2018 and February 19, 2019, the Company’s board of directors declared regular monthly cash distributions for January 2019 through March 2019 and April 2019 through June 2019, respectively. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors in the amount of  $0.058331 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2018, 2017 and 2016:
Year Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	201,938	100%	196,760	100%	183,009	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—
Total	$201,938	100%	$196,760	100%	$183,009	100%

(1)
During the years ended December 31, 2018, 2017 and 2016, 90.4%, 91.6% and 92.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3%, 1.6% and 2.6%, respectively, was attributable to non-cash accretion of discount and 8.3%, 6.8% and 5.3%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $189,821, $202,004 and $182,509, respectively. As of December 31, 2018 and 2017, the Company had $6,076 and $17,339, respectively, of undistributed net investment income and $96,629 and $54,075, respectively, of accumulated capital losses on a tax basis.
The Company’s undistributed net investment income on a tax basis as of December 31, 2017 was adjusted following the filing of the Company’s 2017 tax return in October 2018. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2017 exceeding GAAP-basis income on account of interests in partnerships. The tax notices for such interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018	2017	2016
GAAP-basis net investment income	$181,730	$194,085	$169,695
Reclassification of unamortized original issue discount and prepayment fees	(13,302)	(16,210)	(14,100)
Tax-basis net investment income portion of total return swap payments	16,548	17,104	19,858
Accretion of discount on total return swap	199	1,155	2,600
Non-deductible offering costs	—	3,454	1,273
Other miscellaneous differences	4,646	2,416	3,183
Tax-basis net investment income	$189,821	$202,004	$182,509

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2018, the Company increased accumulated earnings (deficit) by $115 and reduced capital in excess of par value by $115. During the year ended December 31, 2017, the Company increased accumulated earnings (deficit) by $4,776 and reduced capital in excess of par value by $4,776.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2018	2017
Distributable ordinary income	$6,076	$18,192
Other temporary differences	(172)	(199)
Accumulated capital losses(1)	(96,629)	(54,075)
Net unrealized appreciation (depreciation) on investments, secured borrowing and total return swap(2)	(229,111)	(104,583)
Total	$(319,836)	$(140,665)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $0 and $96,629, respectively.

(2)
As of December 31, 2018 and 2017, the gross unrealized appreciation on the Company’s investments and TRS was $129,945 and $65,093, respectively, and the gross unrealized depreciation on the Company’s investments and TRS was $359,056 and $168,852, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $3,815,892 and $3,441,720 as of December 31, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(204,609) and $(103,759) as of December 31, 2018 and 2017, respectively.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2018 and 2017, the Company had deferred tax liabilities of  $0 and $0, respectively, resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiary and deferred tax assets of  $1,184 and $1,384, respectively, resulting from net operating losses of the Company’s wholly-owned taxable subsidiary. As of December 31, 2018 and 2017, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize its generated net operating losses, therefore the deferred tax assets were offset by valuation allowances of  $1,184 and $1,384, respectively. For the years ended December 31, 2018 and 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,682,140	$2,639,404	73%	$2,212,948	$2,222,444	66%
Senior Secured Loans—Second Lien	332,741	292,342	8%	298,561	261,239	8%
Other Senior Secured Debt	102,348	95,337	3%	60,168	60,478	2%
Subordinated Debt	384,177	349,667	10%	558,084	552,320	17%
Asset Based Finance	158,720	161,624	4%	140,234	143,418	4%
Equity/Other	136,972	72,909	2%	163,150	101,627	3%
Total	$3,797,098	$3,611,283	100%	$3,433,145	$3,341,526	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9. The investments underlying the TRS had a notional amount and market value of  $145,371 and $141,279, respectively, as of December 31, 2018 and $340,523 and $334,647, respectively, as of December 31, 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,804,068	$2,757,436	74%	$2,489,749	$2,493,086	68%
Senior Secured Loans—Second Lien	356,184	315,589	8%	362,283	325,244	9%
Other Senior Secured Debt	102,348	95,337	3%	60,168	60,478	1%
Subordinated Debt	384,177	349,667	9%	558,084	552,320	15%
Asset Based Finance	158,720	161,624	4%	140,234	143,418	4%
Equity/Other	136,972	72,909	2%	163,150	101,627	3%
Total	$3,942,469	$3,752,562	100%	$3,773,668	$3,676,173	100%

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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2018, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2018, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (t) to the consolidated schedule of investments as of December 31, 2018.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $128,454 and unfunded equity commitments of  $47. As of December 31, 2017, the Company had twenty-three unfunded debt investments with aggregate unfunded commitments of  $250,923, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s audited consolidated schedule of investments as of December 31, 2018 and 2017.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$16,020	0%	$7,920	0%
Capital Goods	732,433	20%	537,439	16%
Commercial & Professional Services	317,113	9%	478,578	14%
Consumer Durables & Apparel	150,949	4%	148,917	4%
Consumer Services	170,264	5%	251,626	8%
Diversified Financials	317,165	9%	229,010	7%
Energy	188,262	5%	279,844	8%
Food & Staples Retailing	13,191	0%	7,857	0%
Food, Beverage & Tobacco	81,786	2%	48,111	1%
Health Care Equipment & Services	418,167	12%	321,520	10%
Insurance	35,035	1%	36,480	1%
Materials	119,891	3%	258,634	8%
Media	201,352	6%	207,327	6%
Pharmaceuticals, Biotechnology & Life Sciences	53,872	1%	—	—
Retailing	149,864	4%	96,411	3%
Semiconductors & Semiconductor Equipment	6,319	0%	11,635	0%
Software & Services	454,517	13%	322,869	10%
Technology Hardware & Equipment	93,380	3%	51,056	2%
Telecommunication Services	73,840	2%	26,029	1%
Transportation	17,863	1%	20,263	1%
Total	$3,611,283	100%	$3,341,526	100%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2018:
Derivative Instrument	Statement Location	Fair Value
Interest rate swaps	Unrealized depreciation on interest rate swaps	$(2,614)
Total		$(2,614)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the year ended December 31, 2018 are in the following locations in the consolidated statements of operations:
Derivative Instrument	Statement Location	Net Realized Gains (Losses)
Interest rate swaps	Net realized gains (losses) on interest rate swaps	$—
Total		$—

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
Interest rate swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(2,614)
Total		$(2,614)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2018:
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$2,614	$—	$—	$—	$2,614
	$2,614	$—	$—	$—	$2,614

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

Interest Rate Swaps
Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to a counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by dealing only with well-known counterparties.
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2018, the Company’s open interest rate swaps were as follows:
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

Note 8. Fair Value of Financial Instruments
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
As of December 31, 2018 and 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	December 31, 2018		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$1,191	$—	$5,665	$—
Level 2—Significant other observable inputs	1,013,082	—	—	—
Level 3—Significant unobservable inputs	2,597,010	(22,062)	3,335,861	(3,756)
Total	$3,611,283	$(22,062)	$3,341,526	$(3,756)

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of December 31, 2018 and 2017, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
Valuation Inputs	December 31, 2018		December 31, 2017
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(2,614)	—	—
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(2,614)	$—	$—

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
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company typically values its other investments and interest rate swaps by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Company values the TRS in accordance with the agreements between Center City Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 9 for additional information regarding the TRS.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.
The following is a reconciliation for the years ended December 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$552,320	$143,418	$95,962	$3,335,861
Accretion of discount (amortization of premium)	1,426	262	5	—	—	16	1,709
Net realized gain (loss)	(4,805)	(2,840)	(1,063)	(1)	—	(26,656)	(35,365)
Net change in unrealized appreciation (depreciation)	(52,015)	(18,113)	449	(860)	(280)	(1,716)	(72,535)
Purchases	915,519	113,856	—	47,681	245	4,321	1,081,622
Paid-in-kind interest	6,244	1,214	170	25	19,070	1,179	27,902
Sales and repayments	(700,705)	(134,512)	(13,111)	(48,832)	(829)	(698)	(898,687)
Net transfers in or out of Level 3(1)	(196,458)	(57,097)	(39,432)	(549,481)	—	(1,029)	(843,497)
Fair value at end of period	$2,191,650	$164,009	$7,496	$852	$161,624	$71,379	$2,597,010
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(48,456)	$(15,566)	$(89)	$(860)	$(63)	$(26,940)	$(91,974)

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,135,929	$235,293	$84,664	$500,885	$121,772	$159,794	$3,238,337
Accretion of discount (amortization of premium)	2,543	5,762	183	15,530	(620)	—	23,398
Net realized gain (loss)	(1,079)	(4,428)	4,227	1,377	—	(14,246)	(14,149)
Net change in unrealized appreciation (depreciation)	8,300	(24,039)	1,783	(10,498)	3,815	(62,997)	(83,636)
Purchases	915,775	173,639	91,758	187,648	68	13,411	1,382,299
Paid-in-kind interest	1,701	4,934	81	13	18,383	—	25,112
Sales and repayments	(840,725)	(129,922)	(122,218)	(142,635)	—	—	(1,235,500)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$2,222,444	$261,239	$60,478	$552,320	$143,418	$95,962	$3,335,861
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,583	$(28,113)	$3,444	$(7,635)	$3,817	$(3,020)	$(22,924)

(1)
As of June 30, 2018, the Company determined to classify certain investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs used in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the years ended December 31, 2018 and 2017 of the TRS and secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:
	Total Return Swap		Secured Borrowing
	For the Year Ended December 31,		For the Year Ended December 31,
	2018	2017	2018	2017
Fair value at beginning of period	$(3,756)	$11,403	$—	$(14,040)
Amortization of premium (accretion of discount)	—	—	—	(28)
Net realized gain (loss)	(12,952)	24,011	—	(100)
Net change in unrealized appreciation (depreciation)	(18,306)	(15,159)	—	239
Proceeds	—	—	—	—
Sales and repayments	12,952	(24,011)	—	13,929
Net transfers in or out of Level 3	—	—	—	—
Fair value at end of period	$(22,062)	$(3,756)	$—	$—
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap and secured borrowing still held at the reporting date	$(18,306)	$(15,159)	$—	$—

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2018 and 2017 were as follows:
Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,957,628	Market Comparables	Market Yield (%)	6.9% - 16.8%	10.8%
			EBITDA Multiples (x)	5.3x - 9.5x	6.9x
			Revenue Multiples (x)	0.1x - 0.1x	0.1x
	150,621	Other(2)	Other(2)	N/A	N/A
	83,401	Cost	Cost	99.0% - 100.0%	99.5%
Senior Secured Loans—Second Lien	120,507	Market Comparables	Market Yield (%)	8.9% - 15.0%	12.0%
	4,096	Other(2)	Other(2)	N/A	N/A
	39,406	Cost	Cost	98.5% - 98.5%	98.5%
Other Senior Secured Debt	7,496	Market Comparables	Market Yield (%)	8.2% - 13.6%	10.3%
Subordinated Debt	852	Market Comparables	Market Yield (%)	12.0% - 20.0%	15.1%
			EBITDA Multiples (x)	9.6x - 10.1x	9.9x
Asset Based Finance	154,969	Market Comparables	Market Yield (%)	17.7% - 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	6,655	Market Quotes	Indicative Dealer Quotes	71.3% - 99.6%	61.9%
Equity/Other	42,939	Market Comparables	Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x - 14.3x	7.4x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
			Production Multiples (Mboe/d)	$31,250.0 - $38,750.0	$35,795.1
			Proved Reserves Multiples (Mmboe)	$7.0 - $13.8	$12.3
			PV-10 Multiples (x)	0.8x - 1.3x	0.9x
	426	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	27,048	Other(2)	Other(2)	N/A	N/A
	966	Cost	Cost	100.0% - 100.0%	100.0%
Total	$2,597,010
Total Return Swap	$(22,062)	Market Quotes	Indicative Dealer Quotes	89.1% - 100.0%	95.9%

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,893,151	Market Comparables	Market Yield (%)	4.8% - 14.0%	9.6%
			EBITDA Multiples (x)	5.0x - 7.5x	7.2x
	128,916	Other(2)	Other	N/A	N/A
	200,377	Market Quotes	Indicative Dealer Quotes	20.0% - 102.1%	95.8%
Senior Secured Loans—Second Lien	200,702	Market Comparables	Market Yield (%)	8.3% - 20.7%	15.4%
			EBITDA Multiples (x)	5.0x - 6.5x	6.2x
	60,537	Market Quotes	Indicative Dealer Quotes	9.4% - 103.3%	81.7%
Other Senior Secured Debt	9,411	Market Comparables	Market Yield (%)	7.7% - 12.3%	10.0%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	11,635	Other(2)	Other	N/A	N/A
	39,432	Market Quotes	Indicative Dealer Quotes	95.5% - 109.0%	101.6%
Subordinated Debt	2,840	Market Comparables	Market Yield (%)	11.6% - 12.1%	11.9%
			EBITDA Multiples (x)	10.5x - 11.0x	10.8x
	549,480	Market Quotes	Indicative Dealer Quotes	50.0% - 108.5%	98.4%
Asset Based Finance	135,856	Market Comparables	Market Yield (%)	14.3% - 15.8%	14.5%
	7,562	Market Quotes	Indicative Dealer Quotes	82.2% - 100.2%	83.9%
Equity/Other	71,439	Market Comparables	Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	11.4x
			Production Multiples (Mboe/d)	$42,250.0 - $51,250.0	$44,839.6
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.3	$10.6
			PV-10 Multiples (x)	0.8x - 2.4x	1.1x
		Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	23,494	Other(2)	Other	N/A	N/A
	1,029	Market Quotes	Indicative Dealer Quotes	1.6% - 9.5%	7.9%
Total	$3,335,861
Total Return Swap	$(3,756)	Market Quotes	Indicative Dealer Quotes	58.3% - 101.5%	96.7%

(1)
Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services, with the exception of investments in the TRS, which was valued by using the bid price from dealers on the date of the relevant period end. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)
Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2018 and 2017:
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	June 15, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	269,000	81,000	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.50%	340,000	60,000	July 16, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% - 2.25%(3)	290,594(4)	359,406	August 9, 2023
Total			$1,199,594	$750,406
Citibank Total Return Swap	Total Return Swap	L+1.55%	$145,371	$4,629	N/A(5)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$187,700	$62,300	September 27, 2018(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	350,000	—	September 22, 2019
JPM Credit Facility(1)	Term Loan Credit Facility	L+2.69%	400,000	—	May 8, 2019
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Capital One Credit Facility(1)	Revolving Credit Facility	L+1.75% to L+2.50%	150,000	—	August 13, 2020
Total			$1,387,700	$62,300
Citibank Total Return Swap	Total Return Swap	L+1.55%	$340,523	$159,477	N/A(6)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described below, this facility generally is terminable upon 270 days’ notice by either party. On September 18, 2018, Burholme Funding LLC gave notice of its intent to terminate the facility on June 15, 2019.

(3)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)
Amount includes borrowings in U.S. dollars, Canadian dollars and Euros. Canadian dollar balance outstanding of CAD $5,600 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018 and Euro balance outstanding of  €1,300 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.15 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

(5)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to June 30, 2019, or by Citibank on or after June 30, 2019, in each case, in whole or in part, upon prior written notice to the other party.

(6)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to March 31, 2018, or by Citibank on or after March 31, 2018, in each case, in whole or in part, upon prior written notice to the other party.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2018, 2017 and 2016, the components of total interest expense for the Company’s financing arrangements were as follows:
	Year Ended December 31,
	2018			2017			2016
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$4,692	$—	$4,692	$5,196	$62	$5,258	$3,038	$13	$3,051
Deutsche Bank Credit Facility	15,388	889	16,277	12,336	929	13,265	7,738	750	8,488
JPM Credit Facility	19,632	376	20,008	15,745	144	15,889	12,806	118	12,924
Goldman Facility	14,203	397	14,600	11,227	398	11,625	9,621	399	10,020
Capital One Credit Facility	3,537	724	4,261	5,701	276	5,977	4,487	277	4,764
Senior Secured Revolving Credit Facility	5,552	367	5,919	—	—	—	—	—	—
Partial Loan Sale(3)	—	—	—	665	28	693	325	12	337
Total	$63,004	$2,753	$65,757	$50,870	$1,837	$52,707	$38,015	$1,569	$39,584

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $1,309,853 and 4.81%, respectively. As of December 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.20%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2017 were $1,372,505 and 3.66%, respectively. As of December 31, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.77%.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch Ratings, Inc., during the term of the BNP Facility. Upon any such termination, BNPP is required to pay Burholme Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Burholme Funding may terminate the committed facility agreement upon 270 days’ notice. On September 18, 2018, Burholme Funding gave notice of its intent to terminate the facility on June 15, 2019.
In connection with the BNP Facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP Facility agreements contain events of default and termination events customary for similar financing transactions, and additionally an event of default or termination event upon the termination of the investment advisory and administrative services agreement or if the Advisor otherwise ceases to act as the Company’s investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.
The Company incurred costs in connection with obtaining and amending the BNP Facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the BNP Facility. As of December 31, 2018, all of such deferred financing costs had been amortized to interest expense.
Deutsche Bank Credit Facility
On December 2, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunlap Funding LLC, or Dunlap Funding, entered into a revolving credit facility, or the Deutsche Bank Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders and other agents from time to time party thereto, and Wells Fargo Bank, National Association, or Wells Fargo, as the collateral agent and collateral custodian. Under the terms of the Deutsche Bank Credit Facility, as amended, the aggregate principal amount of available borrowings is $350,000 on a committed basis and the interest rate payable on borrowings under the credit facility is three-month LIBOR plus 2.25% per annum. In addition, under the terms of the Deutsche Bank Credit Facility, as amended, Dunlap Funding is subject to (i) a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available has not been borrowed, (ii) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Deutsche Bank Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (iii) an administration fee. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 22, 2019.
On February 19, 2019, the Deutsche Bank Credit Facility was amended to, among other things, (i) increase the aggregate principal amount of available borrowings to $500,000, (ii) extend the end of the revolving period to February 26, 2022, (iii) extend the maturity date to February 26, 2024, (iii) permit borrowings in certain foreign currencies up to a specified sublimit, (iv) decrease the interest rate to, during the revolving period, 2.00% per annum, and after the revolving period, 2.10% per annum, in each case, plus 3-month LIBOR (or the relevant reference rate for any foreign currency borrowings), and (v) decrease the non-usage fee to 0.25%.
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

Note 9. Financing Arrangements (continued)

Borrowings under the Deutsche Bank Credit Facility are subject to compliance with a borrowing base, and the amount of funds advanced to Dunlap Funding varies depending upon the types of assets in Dunlap Funding’s portfolio.
The occurrence of certain events described as “Investment Manager Events of Default” in the loan financing and servicing agreement which governs the Deutsche Bank Credit Facility triggers (i) a requirement that Dunlap Funding obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Dunlap Funding to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by the Company, and other events with respect to Dunlap Funding, us or the Advisor, that are adverse to Deutsche Bank and the other secured parties under the Deutsche Bank Credit Facility.
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
The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank Credit Facility. As of December 31, 2018, $261 of such deferred financing costs had yet to be amortized to interest expense.
JPM Credit Facility
On May 8, 2015, the Company’s wholly-owned, special-purpose financing subsidiary, Jefferson Square Funding LLC, or Jefferson Square Funding, entered into a senior secured term loan credit facility, or the JPM Credit Facility, with JPMorgan Chase Bank, National Association, or JPM, as administrative agent, each of the lenders from time to time party thereto, Citibank N.A., or Citibank, as collateral agent, and Virtus Group, LP, or Virtus, as collateral administrator. Under the terms of the JPM Credit Facility, as amended, the aggregate principal amount of borrowings, available in U.S. dollars or certain foreign currencies up to a certain specified sublimit, is $400,000, the interest rate payable on borrowings under the credit facility is three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus 2.50% per annum and any amounts borrowed under the JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 16, 2022.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Borrowings under the JPM Credit Facility are subject to a compliance condition which will be satisfied at any given time if the ratio of  (i) outstanding advances to Jefferson Square Funding minus the amount of principal and certain interest proceeds in Jefferson Square Funding’s accounts to (ii) the net asset value of Jefferson Square Funding’s portfolio of assets is not greater than sixty percent (60%).
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
On July 16, 2018, the JPMorgan Credit Facility was amended and restated to, among other things, (i) temporarily increase the total amount of available borrowings to $800,000, the proceeds of which were used to repay and terminate all loans outstanding under the Capital One Credit Facility described under “—Capital One Credit Facility” and (ii) replace both Citibank, in its role as collateral agent and securities intermediary, and Virtus, in its role as collateral administrator, with State Street Bank and Trust Company. On March 4, 2019, the JPMorgan Credit Facility was again amended and restated to, among other things, replace State Street Bank and Trust Company, in its role as collateral agent, securities intermediary, and collateral administrator, with Wells Fargo.
On August 9, 2018, Jefferson Square elected to pay down and reduce the total amount of borrowings available under the JPM Credit Facility from $800,000 to $400,000 in connection with the Company entering into the Senior Secured Revolving Credit Facility described under “—Senior Secured Revolving Credit Facility”.
The Company incurred costs in connection with obtaining and amending the JPM Credit Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Credit Facility. As of December 31, 2018, $2,092 of such deferred financing costs had yet to be amortized to interest expense.
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

Note 9. Financing Arrangements (continued)

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

Note 9. Financing Arrangements (continued)

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
As of December 31, 2018 and 2017, notes in an aggregate principal amount of  $500,000 and $500,000, respectively, had been purchased by Society Hill Funding from Germantown Funding and subsequently sold to Goldman under the Goldman Facility for aggregate proceeds of  $300,000 and $300,000, respectively. The Company funded each purchase of the notes by Society Hill Funding through a capital contribution to Society Hill Funding. As of December 31, 2018 and 2017, Society Hill Funding’s liability under the Goldman Facility was $300,000 and $300,000, respectively, plus $3,209 and $2,476, respectively, of accrued interest expense. The notes issued by Germantown Funding and purchased by Society Hill Funding eliminate in consolidation on the Company’s financial statements.
As of December 31, 2018 and 2017, the fair value of assets held by Germantown Funding was $601,390 and $621,109, respectively.
The Company incurred costs in connection with obtaining the Goldman Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman Facility. As of December 31, 2018, $214 of such deferred financing costs had yet to be amortized to interest expense.
Capital One Credit Facility
On July 16, 2018, in connection with the temporary upsize of the JPM Credit Facility, Chestnut Hill Funding LLC, or Chestnut Hill Funding, repaid and terminated the revolving credit facility, or the Capital One Credit Facility, with Capital One, National Association, or Capital One, as administrative agent, hedge counterparty, lead arranger and sole bookrunner, each of the conduit lenders and institutional lenders from time to time party thereto, and Wells Fargo, as collateral agent, account bank and collateral custodian. The Capital One Credit Facility provided for borrowings in an aggregate principal amount up to $150,000 on a committed basis. Prior to the termination of the Capital One Credit Facility, borrowings under the Capital One Credit Facility accrued interest at a rate equal to LIBOR for each one-month, two-month or three-month interest period, as elected by Chestnut Hill Funding, in each case plus an applicable spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Chestnut Hill Funding was also subject to (i) a non-usage fee to the extent it had not borrowed the aggregate principal amount available under the credit facility and (ii) a make-whole fee to the extent it had borrowed less than 60% of the aggregate principal amount available under the Capital One Credit Facility.
Senior Secured Revolving Credit Facility
On August 9, 2018, the Company entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp. (formerly FS Investment Corporation), or

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

FSK, FS Investment Corporation II, or FSIC II, and prior to its merger with and into FSK, Corporate Capital Trust, Inc., JPM, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option for the Company to request, at one or more times, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. The Senior Secured Revolving Credit Facility initially provided for a sublimit available for the Company to borrow up to $650,000 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of FSK and FSIC II, as additional borrowers, and the obligations of the other borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000.
On November 8, 2018, the total facility amount was increased to $3,515,000. The Company’s sublimit did not change in connection with this increase.
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
The proceeds of the Senior Secured Revolving Credit Facility initially drawn by the Company were used in part to prepay a portion of the loans outstanding as of August 9, 2018 under the JPM Credit Facility in connection with Jefferson Square’s reduction of the total amount of borrowings available under the JPM Credit Facility from $800,000 to $400,000.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPM, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.25%. The Company will pay a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Senior Secured Revolving Credit Facility.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPM, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
The Company incurred costs in connection with obtaining and amending the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Senior Secured Revolving Credit Facility. As of December 31, 2018, $4,263 of such deferred financing costs had yet to be amortized to interest expense.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS from any time on or after June 30, 2019. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank.	$(22,062)
On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended.
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
The obligations of Center City Funding under the TRS are non-recourse to the Company and its exposure under the TRS is limited to the value of the Company’s investment in Center City Funding, which generally will equal the value of cash collateral provided by Center City Funding under the TRS. Pursuant to the terms of the TRS, Center City Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of  $150,000. Center City Funding is required to initially cash collateralize a specified percentage of the notional amount of each loan that becomes subject to the TRS in accordance with margin requirements described in the agreements between Center City Funding and Citibank that collectively establish the TRS, or collectively, the TRS agreement. Under the terms of the TRS, Center City Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS.

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
Under the terms of the TRS, Center City Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Center City Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Center City Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2018 and 2017, there were no other contracts to offset the TRS. The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Center City Funding for the purpose of funding any additional collateral or payment obligations for which Center City Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Center City Funding and Center City Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Center City Funding under the TRS. In the event of an early termination of the TRS prior to the ramp-down period, Center City Funding would be required to pay an early termination fee. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments, based on the minimum utilization amount, which would be owed by Center City Funding to Citibank for the period from the termination date through and including June 30, 2019. Such monthly payments will equal the present value of the product of  (x) 80%, multiplied by (y) the maximum notional amount of the TRS ($150,000), multiplied by (z) 1.55% per annum, as applicable.
Center City Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time prior to June 30, 2019. Center City Funding is required to pay a minimum usage fee if less than 80% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 80% but less than 100% of the maximum notional amount of the TRS is utilized.
As of December 31, 2018 and 2017, the fair value of the TRS was $(22,062) and $(3,756), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of December 31, 2018 and 2017, the receivable due on the TRS was $1,071 and $1,107, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of December 31, 2018 and 2017, the Company posted $128,764 and $98,005, respectively, in cash collateral held by Citibank (of which only $119,616 and $80,867, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of December 31, 2018 and 2017.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2018, 2017 and 2016, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $12,952, $24,011 and $15,785, respectively, and unrealized appreciation (depreciation) on total return swap of  $(18,306), $(15,159) and $37,330, respectively, which are reflected in the Company’s consolidated statements of operations.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Aleris International Inc(4)	Materials	L+475		2/27/23	$2,333	$2,332	$(1)
American Bath Group LLC(4)	Capital Goods	L+975	1.0%	9/30/24	2,471	2,659	188
ATX Networks Corp(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,478	6,358	(120)
Brand Energy & Infrastructure Services Inc(4)	Capital Goods	L+425	1.0%	6/21/24	4,471	4,199	(272)
Caprock Midstream LLC(4)	Energy	L+475		11/3/25	3,706	3,470	(236)
Centric Group LLC(4)	Retailing	L+800	1.0%	2/1/24	1,800	1,758	(42)
CSM Bakery Products(4)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	4,037	3,840	(197)
Diamond Resorts International Inc(4)	Consumer Services	L+375	1.0%	9/2/23	10,751	10,235	(516)
Eagleclaw Midstream Ventures LLC(4)	Energy	L+425	1.0%	6/24/24	4,784	4,605	(179)
Foresight Energy LLC(3)(4)	Materials	L+575	1.0%	3/28/22	7,484	7,351	(133)
Grocery Outlet Inc(4)	Food & Staples Retailing	L+725		10/22/26	2,298	2,281	(17)
Intelsat Jackson Holdings SA(3)(4)	Media	L+375	1.0%	11/27/23	6,501	6,272	(229)
Ivanti Software Inc(4)	Software & Services	L+425	1.0%	1/20/24	6,614	6,439	(175)
Jo-Ann Stores Inc(4)	Retailing	L+500	1.0%	10/20/23	2,794	2,636	(158)
Koosharem LLC(4)	Commercial & Professional Services	L+450	1.0%	4/18/25	1,049	1,012	(37)
LBM Borrower LLC(4)	Capital Goods	L+925	1.0%	8/20/23	10,000	9,749	(251)
NaviHealth Inc.(4)	Health Care Equipment & Services	L+500		8/1/25	8,487	8,479	(8)
Navistar Inc(3)(4)	Automobiles & Components	L+350		11/6/24	8,621	8,340	(281)
P2 Energy Solutions, Inc.(4)	Energy	L+400	1.3%	10/30/20	2,014	2,084	70
PAE Holding Corp	Capital Goods	L+550	1.0%	10/20/22	11	10	(1)
Paradigm Acquisition Corp(4)	Health Care Equipment & Services	L+750		10/26/26	1,618	1,622	4
PF Chang’s China Bistro Inc(4)	Consumer Services	L+500	1.0%	9/1/22	2,985	2,978	(7)
Sequa Corp(4)	Materials	L+500	1.0%	11/28/21	9,155	8,820	(335)
SI Group Inc(4)	Materials	L+475		10/15/25	1,322	1,320	(2)
SIRVA Worldwide Inc(4)	Commercial & Professional Services	L+550		8/2/25	2,775	2,754	(21)
Strike LLC(4)	Energy	L+800	1.0%	11/30/22	2,481	2,551	70
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	75	74	(1)
Vivint Inc(4)	Commercial & Professional Services	L+500		4/1/24	7,377	7,159	(218)
West Corp(4)	Software & Services	L+400	1.0%	10/10/24	4,035	3,652	(383)
West Corp(4)	Software & Services	L+350	1.0%	10/10/24	4,448	4,062	(386)
Westbridge Technologies Inc(4)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	7,140	7,000	(140)
WireCo WorldGroup Inc(4)	Capital Goods	L+900	1.0%	9/30/24	5,256	5,178	(78)
Total					$145,371	$141,279	(4,092)
	Total TRS Accrued Income and Liabilities:						(17,970)
	Total TRS Fair Value:						$(22,062)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, three-month LIBOR was 2.81%.

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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Winebow Holdings, Inc.	Retailing	L+750	1.0%	1/2/22	$4,878	$4,568	$(310)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	6,648	6,556	(92)
Total					$340,523	$334,647	(5,876)
		Total TRS Accrued Income and Liabilities:					2,120
		Total TRS Fair Value:					$(3,756)

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

Note 10. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2014	$327,237	3.58	—	N/A
2015	$1,393,161	2.36	—	N/A
2016	$1,585,659	2.47	—	N/A
2017	$1,647,355	2.45	—	N/A
2018	$1,225,349	2.80	—	N/A

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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and for the period from April 2, 2014 (Commencement of Operations) through December 31, 2014:
	Year Ended December 31,				Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	2018	2017	2016	2015
Per Share Data:(1)
Net asset value, beginning of period	$8.22	$8.53	$7.85	$8.63	$9.00
Results of operations(2)
Net investment income	0.63	0.69	0.65	0.65	0.45
Net realized and unrealized appreciation (depreciation) on investments, total return swap, swap contracts, secured borrowing and gain (loss) on foreign currency	(0.55)	(0.32)	0.72	(1.16)	(0.62)
Net increase (decrease) in net assets resulting from operations	0.08	0.37	1.37	(0.51)	(0.17)
Stockholder distributions(3)
Distributions from net investment income	(0.70)	(0.70)	(0.70)	(0.70)	(0.52)
Distributions from net realized gain on investments	—	—	—	—	(0.00)
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.70)	(0.52)
Capital share transactions
Issuance of common stock(4)	—	0.02	0.01	0.47	0.47
Repurchases of common stock(5)	—	—	—	—	—
Offering costs(2)	—	—	—	(0.04)	(0.11)
Payments to investment adviser for organization and offering costs(2)	—	—	—	—	(0.09)
Capital contributions of investment adviser(2)	—	—	—	—	0.05
Net increase in net assets resulting from capital share transactions	—	0.02	0.01	0.43	0.32
Net asset value, end of period	$7.60	$8.22	$8.53	$7.85	$8.63
Shares outstanding, end of period	290,353,680	290,566,041	272,354,014	241,270,590	97,578,402
Total return(6)	0.71%	4.50%	18.31%	(1.48)%	1.72%
Total return (without assuming reinvestment of distributions)(6)	0.97%	4.57%	17.58%	(0.93)%	1.67%

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

	Year Ended December 31,				Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	2018	2017	2016	2015
Ratio/Supplemental Data:
Net assets, end of period	$2,206,971	$2,388,724	$2,323,940	$1,895,042	$842,577
Ratio of net investment income to average net assets(7)	7.84%	8.08%	8.00%	7.65%	5.10%
Ratio of operating expenses to average net assets(7)	7.38%	7.64%	7.51%	5.65%	2.56%
Ratio of net operating expenses to average net assets(7)	7.27%	7.27%	7.51%	5.89%	1.63%
Portfolio turnover	38.40%	36.76%	37.52%	26.01%	31.24%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,225,349	$1,647,355	$1,585,659	$1,393,161	$327,237
Asset coverage per unit(8)	2.80	2.45	2.47	2.36	3.58

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

(6)
The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounter competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(7)
Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the period from April 2, 2014 (Commencement of Operations) through December 31, 2014:

	Year Ended December 31,				Period from April 2, 2014 (Commencement of Operations) through December 31, 2014
	2018	2017	2016	2015
Ratio of subordinated income incentive fees to average net assets	1.52%	1.70%	1.87%	1.40%	—
Ratio of interest expense to average net assets	2.84%	2.20%	1.87%	0.95%	0.10%
Ratio of offering costs to average net assets	—	0.14%	0.06%	—	—
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

FS Investment Corporation III
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$84,642	$93,144	$88,658	$83,816
Net expenses	41,729	46,742	44,299	35,760
Net investment income	42,913	46,402	44,359	48,056
Realized and unrealized gain (loss)	(92,530)	(18,181)	(5,900)	(42,467)
Net increase (decrease) in net assets resulting from operations	$(49,617)	$28,221	$38,459	$5,589
Per share information—basic and diluted
Net investment income	$0.15	$0.16	$0.15	$0.17
Net increase (decrease) in net assets resulting from operations	$(0.17)	$0.10	$0.13	$0.02
Weighted average shares outstanding	288,947,008	288,969,053	289,016,832	289,190,554

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$102,480	$87,260	$93,313	$85,637
Net expenses	48,657	40,325	44,084	41,539
Net investment income	53,823	46,935	49,229	44,098
Realized and unrealized gain (loss)	(85,048)	(9,275)	(9,760)	14,497
Net increase (decrease) in net assets resulting from operations	$(31,225)	$37,660	$39,469	$58,595
Per share information—basic and diluted
Net investment income	$0.19	$0.17	$0.18	$0.16
Net increase (decrease) in net assets resulting from operations	$(0.11)	$0.13	$0.14	$0.21
Weighted average shares outstanding	287,765,372	283,734,531	279,897,011	274,381,521

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Our internal control over financial reporting includes those policies and procedures that:
1.
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of directors; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 73.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 11.
Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14.
Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

10.3
Investment Sub-Advisory Agreement, dated as of January 2, 2014, by and between FSIC III Advisor, LLC and GSO/Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).

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

10.6	Form of Follow-On Selected Investment Adviser Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement).
10.7	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.8	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).
10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).
10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).
10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).
10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).
10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.17	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).

10.18	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.19	Ninth Amended and Restated Confirmation Letter Agreement, dated as of March 31, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018).
10.20	Tenth Amended and Restated Confirmation Letter Agreement, dated as of June 29, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).
10.21	Eleventh Amended and Restated Confirmation Letter Agreement, dated as of September 28, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018).
10.22	Twelfth Amended and Restated Confirmation Letter Agreement, dated as of December 26, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2019).
10.23	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.24	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.25	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.26	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).
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

10.30	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).

10.31	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.32	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.33	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).
10.34	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.35	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.36	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).
10.37	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).
10.38	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).
10.39	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).
10.40	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2018).
10.41	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.42	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14 2018).
10.43*	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.
10.44	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019).
10.45	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.46	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).
10.47	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).
10.48	Amended and Restated Loan and Security Agreement, dated as of July 16, 2018, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and State Street Bank and Trust Company, as collateral administrator, collateral agent and securities intermediary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2018).
10.49*	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto.
10.50	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.52	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.53	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.54	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase, N.A. as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.55*	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC.
10.56*	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC.
10.57	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
21.1*	Subsidiaries of the Company.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.
Item 16.
Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 19, 2019	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 19, 2019	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director
Date: March 19, 2019	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 19, 2019	/s/ BARBARA ADAMS Barbara Adams Director
Date: March 19, 2019	/s/ FREDERICK ARNOLD Frederick Arnold Director
Date: March 19, 2019	/s/ BRIAN R. FORD Brian R. Ford Director
Date: March 19, 2019	/s/ TODD BUILIONE Todd Builione Director
Date: March 19, 2019	/s/ RICHARD GOLDSTEIN Richard Goldstein Director
Date: March 19, 2019	/s/ MICHAEL J. HAGAN Michael J. Hagan Director
Date: March 19, 2019	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director
Date: March 19, 2019	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director
Date: March 19, 2019	/s/ JAMES H. KROPP James H. Kropp Director