Form 10-K/A
period 2018-12-31
FS Investment Corp III
filed 2019-04-24
CIK 1579412

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

There were 287,454,218 shares of the registrant’s common stock outstanding as of April 23, 2019.

Documents Incorporated by Reference

None.

Explanatory Note

FS Investment Corporation III, which may also be referred to as the “Company,” “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2018 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

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

ENDED DECEMBER 31, 2018

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

The Board is currently comprised of ten directors, eight of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of the Company or FS/KKR Advisor, LLC, the Company’s investment adviser (the “Advisor”), and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. These individuals are referred to as the Company’s independent directors (the “Independent Directors”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Directors are referred to as interested directors (the “Interested Directors”).

Directors

Information regarding the Board is set forth below. We have divided the directors into two groups—Interested Directors and Independent Directors. The address for each director is c/o FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. “Fund Complex” means the Company, FS KKR Capital Corp. (“FSK”), FS Investment Corporation II (“FSIC II”), FS Investment Corporation IV (“FSIC IV”) and Corporate Capital Trust II (“CCT II”).

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors(1)
Michael C. Forman	58	2013	2019
Todd Builione	44	2018	2019
Independent Directors
Barbara Adams	67	2018	2019
Frederick Arnold	64	2018	2019
Brian R. Ford	70	2013	2019
Richard Goldstein	58	2018	2019
Michael J. Hagan	56	2018	2019
Jeffrey K. Harrow	62	2014	2019
Jerel A. Hopkins	47	2018	2019
James H. Kropp	70	2018	2019

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Builione are each an “interested person” because of their affiliation with the Advisor.

Interested Directors

Michael C. Forman is chairman and chief executive officer of Franklin Square Holdings, L.P. (“FS Investments”) and has been leading the company since founding it in 2007. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the other business development companies (“BDCs”) in the Fund Complex and the other funds sponsored by FS Investments. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP (“Klehr Harrison”). In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor.

The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

Todd C. Builione serves as the Company’s and the Advisor’s president, the president of the other BDCs in the Fund Complex and is a member of the board of directors or board of trustees, as applicable, of the other BDCs in the Fund Complex. Mr. Builione joined KKR in 2013 and is a member of KKR and president of KKR Credit and Markets. Mr. Builione also serves on KKR’s Investment Management and Distribution Committee and its Risk and Operations Committee. Prior to joining KKR, Mr. Builione spent nine years at Highbridge Capital Management, serving as president of the firm, chief executive officer of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the board of directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR in 2015. Mr. Builione also serves on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management.

Mr. Builione has extensive experience and familiarity with the markets in which the Company primarily invests, along with significant knowledge and prior experience in the management of large businesses in the areas the Company operates in, and portfolio risk management and analytics. The Board believes Mr. Builione’s experience and his positions as the Company’s and the Advisor’s president make him a significant asset to the Company.

Independent Directors

Barbara Adams serves on the board of directors of FSK, FSIC II and FSIC IV. Ms. Adams served as the executive vice president—legal affairs and general counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the general counsel of the Commonwealth of Pennsylvania (the “Commonwealth”) from 2005 until January 2011. As general counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as general counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. Ms. Adams previously served as the policy committee co-chair on housing, in then Governor-elect Edward G. Rendell’s transition team. She is a charter member of the Forum on Affordable Housing and Community Development Law of the American Bar Association, a former member of the National Association of Bond Lawyers, and a member of the Pennsylvania Association of Bond Lawyers and of the American, Pennsylvania and Philadelphia Bar Associations.

She is a past member of the board and secretary of Philadelphia Neighborhood Enterprise, a nonprofit corporation affiliated with The Enterprise Foundation, a past member of the board and treasurer of the Reading Terminal Market, and a past member of the respective boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations and the People’s Emergency Center in Philadelphia. Ms. Adams has served on a number of other charitable and public organizations, including a term as commissioner of the Philadelphia Gas Commission, as an advisory board member on the Homeless Advocacy Project of the Philadelphia Bar Association, as a commissioner and secretary of the Independent Charter Commission of the City of Philadelphia and as an advisory board member of The Nuclear World Project. Ms. Adams previously served on the housing policy committees of the respective transition teams of both then Pennsylvania Governor-elect Edward G. Rendell and then Pennsylvania Governor-elect Tom Wolf. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College.

The Board believes that Ms. Adams’ extensive service in the private and public sectors provides her with experience that would be beneficial to the Company.

Frederick Arnold serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Arnold served as an independent director of Corporate Capital Trust, Inc. (“CCT”) from 2011 through CCT’s merger with and into FSK in 2018 (the “Merger”) and as an independent trustee for CCT II from June 2015 to May 2016. Mr. Arnold serves as a member of the post-emergence board of directors of Lehman Brothers Holdings Inc., a member of the board of directors of Navient Corporation and a member of the board of directors of Syncora Holdings, Ltd. Mr. Arnold has held a series of senior financial positions, and most recently served as chief financial officer of Convergex Group, LLC from July 2015 until May 2017. Previously, Mr. Arnold served as executive vice president, chief financial officer and a member of the executive committee of Capmark Financial Group, Inc. from September 2009 to January 2011. He also served as executive vice president of finance for Masonite Corporation, a manufacturing company, from February 2006 to September 2007. While at Willis Group from 2000 to 2003, Mr. Arnold served as chief financial and administrative officer of Willis North America, as group chief administrative officer of Willis Group Holdings Ltd. and as executive vice president of strategic development for Willis Group Holdings Ltd. He also served as a member of the Willis Group executive committee while holding the latter two positions. Prior to these roles, Mr. Arnold spent 20 years as an investment banker primarily at Lehman Brothers and Smith Barney, where he served as managing director and head of European corporate finance. During this time, his practice focused on originating and executing mergers and acquisitions and equity financings across a wide variety of industries and geographies. He also provides pro bono transactional advice to the New York City Investment Partnership. Mr. Arnold received a J.D. from Yale University, M.A. from Oxford University and undergraduate degree, summa cum laude, from Amherst College.

The Board believes that Mr. Arnold’s extensive leadership experience and financial expertise having been an international investment banker and chief financial officer provides him with experience that would be beneficial to the Company.

Brian R. Ford serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Ford retired as a partner of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently serves on the board of Clearway Energy, Inc. and AmeriGas Propane, Inc. Mr. Ford was previously the chief executive officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He also serves on the boards of Drexel University and Drexel University College of Medicine since March 2004 and March 2009, respectively. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.

Mr. Ford’s extensive financial accounting experience and service on the boards of public companies, in the opinion of the Board, provides him with insight which is beneficial to the Company.

Richard Goldstein serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Goldstein is also a managing director of Liberty Associated Partners, LP (“LAP”) since 2000 and Associated Partners, LP (“AP”) since 2006, both investment funds that make private and public market investments in communications, media, Internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi-billion dollar publicly traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a director, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein is currently a member of the board of directors of Ubicquia LLC and has counseled many early stage companies. Mr. Goldstein received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries. This experience has provided Mr. Goldstein, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Michael J. Hagan serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Hagan is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as managing partner, and has served in such capacity since December 2014. Prior to co-foundingHawk Capital Partners, Mr. Hagan previously served as the President of LifeShield, Inc. (“LifeShield”) from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the chairman, president and chief executive officer of LifeShield from December 2009 to May 2013. In May 2017, he became a director and majority owner of Lifeshield, which he then sold in February 2019 to ADT. Prior to his employment by LifeShield, Mr. Hagan served as chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as chief executive officer of NutriSystem from 2002 to May 2008 and as president of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc. (“Verticalnet”) and held a number of executive positions at Verticalnet since its founding in 1995, including chairman of the board from 2002 to 2005, president and chief executive officer from 2001 to 2002, executive vice president and chief operating officer from 2000 to 2001 and senior vice president prior to that time. Mr. Hagan served on the board of directors of NutriSystem from February 2012 to March 2019. Mr. Hagan previously served as a director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University, where he currently serves as a Trustee. He is also a Certified Public Accountant (inactive).

Mr. Hagan has significant experience as an entrepreneur and senior executive at public and private organizations. Mr. Hagan also has extensive experience in corporate finance, private equity, financial reporting and accounting and controls. This experience has provided Mr. Hagan, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Jeffrey K. Harrow serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Harrow has been chairman of Sparks Marketing Group, Inc. (“Sparks”) since 2001. Mr. Harrow is responsible for both operating divisions of Sparks, which includes Sparks Custom Retail and Sparks Exhibits & Environments, with offices throughout the United States and China. Sparks’ clients include a number of Fortune 500 companies. Prior to joining Sparks, Mr. Harrow served as president and chief executive officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the president, chief executive officer and a director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. Mr. Harrow’s past directorships include service as a director of Cherry Hill National Bank, Hickory Travel Systems, Marlton Technologies and the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his B.B.A. in 1979.

Mr. Harrow has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Jerel A. Hopkins serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Hopkins has served as Vice President and Associate General Counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie, since November 2004. Prior to joining Delaware Management Holdings, Inc., Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine since February 2012. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.

Mr. Hopkins has significant experience in corporate and securities law matters and has served as a member of a number of boards. This experience has provided Mr. Hopkins, in the opinion of the Board, with experience and insight which is beneficial to the Company.

James H. Kropp serves on the board of directors of FSK, FSIC II and FSIC IV. Mr. Kropp served as an independent director of CCT from 2011 until the Merger and as an independent trustee for CCT II since 2015. Mr. Kropp currently serves as Chief Investment Officer of SLKW Investments LLC, successor to i3 Funds, LLC, a position he has held since 2009 and was Chief Financial Officer of Microproperties LLC from 2012 to March 2019. Since 1998, Mr. Kropp has been a director and member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares are listed on the NYSE. Mr. Kropp became an Independent Trustee of NYSE-listed American Homes 4 Rent and Chairman of its Audit Committee at its founding in November 2012. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.

The Board believes Mr. Kropp’s direct experience with investments as a portfolio manager and registered investment adviser, together with his accounting, auditing and finance expertise, is valuable to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	58	Chief Executive Officer
Todd Builione	44	President
William Goebel	44	Chief Financial Officer and Treasurer
Daniel Pietrzak	44	Chief Investment Officer
Stephen S. Sypherd	42	General Counsel and Secretary
James F. Volk	56	Chief Compliance Officer

The address for each executive officer is c/o FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Directors

William Goebel has served as our chief financial officer and treasurer since April 2018. Mr. Goebel also serves as chief financial officer for the other BDCs in the Fund Complex and certain other funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (and serves as treasurer and chairs the audit committee of that board).

Daniel Pietrzak has served as our chief investment officer since April 2018. Mr. Pietrzak also currently serves as the chief investment officer of the other BDCs in the Fund Complex. Mr. Pietrzak joined KKR Credit Advisors (US), LLC (“KKR Credit”) in 2016 and is a Member of KKR and the Co-Head of Private Credit. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at PricewaterhouseCoopers in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.

Stephen S. Sypherd has served as our secretary since June 2013 and as our general counsel since April 2018. He previously served as the Company’s vice president and treasurer. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of the other BDCs in the Fund Complex and the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the audit and governance committees of that board).

James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of the other BDCs in the Fund Complex and the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting us and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of the Company’s shares of common stock (“Shares”), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Company’s website at www.fsinvestments.com/support/articles/corporate-governance-fsiciii. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Practice and Policies Regarding Personal Trading and Hedging of Company Equity

The Company has also established a policy designed to prohibit our officers, directors, and certain employees of the Advisor from purchasing or selling shares of the Company while in possession of material nonpublic information, or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. The policy also prohibits all directors and officers from engaging in hedging or monetization transactions or similar arrangements with respect to the Company’s securities without prior approval of the Company’s chief compliance officer.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (chairman), Kropp and Goldstein, each an Independent Director. The Board has determined that Messrs. Ford and Kropp are “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Company’s website at www.fsinvestments.com/support/articles/corporate-governance-fsiciii.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed BDC, services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company, the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory and administrative services agreement between the Company and the Advisor, dated April 9, 2018 (“the investment advisory and administrative services agreement”). Each of the Company’s executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Advisor. In addition, the Company will reimburse the Advisor for the Company’s allocable portion of expenses incurred by the Advisor in performing its obligations under the investment advisory and administrative services agreement.

The investment advisory and administrative services agreement provides that the Advisor (and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor) shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Advisor, and the Advisor shall be held harmless for any loss or liability suffered by the Company, arising out of the performance of any of its duties or obligations under the investment advisory and administrative services agreement or otherwise as the Company’s investment adviser or administrator; provided, however, that the Advisor cannot be indemnified for any liability arising out of willful misfeasance, bad faith, or negligence in the performance of the Advisor’s duties or by reason of the reckless disregard of the Advisor’s duties and obligations under the investment advisory and administrative services agreement.

Director Compensation

The Company does not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. Directors who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson. These directors are Ms. Adams and Messrs. Arnold, Ford, Goldstein, Hopkins, Hagan, Harrow and Kropp. Mr. Hagan also receives an annual retainer for his service as lead independent director.

Amounts payable under the director fees arrangement are currently determined and paid quarterly in arrears as set forth below. The Board is currently considering revisions to the director fee arrangement to reflect that the same directors serve on the Board and the Boards of Directors of FSK, FSIC II and FSIC IV.

Amount
Annual Board Retainer	$100,000
Annual Lead Independent Director Retainer	$25,000
Board Meeting Fees	$2,500
Annual Committee Chair Retainers
Audit Committee	$20,000
Valuation Committee	$20,000
Nominating and Corporate Governance Committee	$15,000
Committee Meeting Fees	$1,000

The Company also reimburses each of the above directors for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.

The table below sets forth the compensation received by each of the Company’s directors for service during the fiscal year ended December 31, 2018:

Name of Director	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Barbara Adams(1)	—	—
Frederick Arnold(1)	—	—
Todd Builione	—	—
Michael C. Forman	—	—
Brian R. Ford	$160,000	$160,000
Richard Goldstein(1)	—	—
Michael J. Hagan(1)	—	—
Jeffrey K. Harrow	$181,500	$181,500
Jerel A. Hopkins(1)	—	—
James H. Kropp(1)	—	—

Former Directors:
David J. Adelman(2)	—	—
James W. Brown(3)	$136,000	$136,000
Michael J. Heller(2)	$53,500	$53,500
Daniel J. Hilferty III(3)	$131,000	$131,000
Steven D. Irwin(3)	$145,000	$145,000
Robert N.C. Nix, III(3)	$140,000	$140,000
Peter G. Stanley(3)	$144,000	$144,000
Joseph P. Ujobai(4)	$—	$—

(1)	Messrs. Arnold, Goldstein, Hagan, Hopkins, Kropp and Ms. Adams joined the Board on December 3, 2018.
(2)	Messrs. Adelman and Heller each resigned from the Board, effective as of April 9, 2018.
(3)	Messrs. Brown, Hilferty, Irwin, Nix and Stanley each resigned from the Board, effective as of December 3, 2018.
(4)	Mr. Ujobai joined the Board on December 3, 2018 and resigned from the Board, effective as of March 14, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 23, 2019, the beneficial ownership of each current director, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act, and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 23, 2019.

	Shares Beneficially Owned as of April 23, 2019
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Directors:
Michael C. Forman(3)	81,160	*
Todd Builione	—	—

Independent Directors:
Barbara Adams	6,833	*
Frederick Arnold	—	—
Brian R. Ford	3,333	*
Richard Goldstein	19,719	*
Michael J. Hagan	—	—
Jeffrey K. Harrow	16,726	*
Jerel A. Hopkins	11,390	*
James H. Kropp	—	—

Executive Officers:
William Goebel	5,414	*
Daniel Pietrzak	—	—
Stephen S. Sypherd(4)	4,907	*
James F. Volk	—	—

All Directors and Executive Officers as a group (14 persons)	149,482	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Investment Corporation III, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 287,454,218 Shares issued and outstanding on April 23, 2019.
(3)	Shares held by MCFDA SCV LLC, which is a wholly-owned special purpose financing vehicle of which The 2011 Forman Investment Trust is a member and Mr. Forman is the manager.
(4)	All Shares held in a joint account with spouse.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Compensation of the Investment Adviser and Dealer Manager

The Company is externally managed by the Advisor pursuant to the investment advisory and administrative services agreement. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC (“GDFM”) resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement (the “investment sub-advisory agreement”) between FSIC III Advisor, LLC (“FSIC III Advisor”) and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into the investment advisory and administrative services agreement, which replaced an amended and restated investment advisory and administrative services agreement, dated August 6, 2014 (the “FSIC III Advisor investment advisory and administrative services agreement”), by and between the Company and FSIC III Advisor.

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

Pursuant to the investment advisory and administrative services agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC III Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the investment advisory and administrative services agreement.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FSIC III Advisor for offering costs incurred by FSIC III Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC III Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC III Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company were deferred and amortized to expense over twelve months. Following the closing of the Company’s continuous public offering to new investors in November 2017, all deferred offering costs were expensed

The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement, as applicable, during the years ended December 31, 2018 and 2017:

Related Party	Source Agreement	Description	2018	2017
FSFSIC III Advisor and the Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$57,954	$67,862
FSFSIC III Advisor and the Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$35,156	$40,765
FSFSIC III Advisor and the Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$3,026	$2,567
FSIC III Advisor	FSIC III Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$1,303

(1)	FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the years ended December 31, 2018 and 2017 are net of waivers of $2,594 and $8,754, respectively. During the years ended December 31, 2018 and 2017, $61,669 and $68,760, respectively, in base management fees were paid to the Advisor and/or FSIC III Advisor. As of December 31, 2018, $13,300 in net base management fees were payable to the Advisor.
(2)	During the years ended December 31, 2018 and 2017, $40,118 and $38,601, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FSIC III Advisor. As of December 31, 2018, a subordinated incentive fee on income of $9,525 was payable to the Advisor.

(3)	During the years ended December 31, 2018 and 2017, $2,509 and $2,414, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the Advisor, and the remainder related to other reimbursable expenses. The Company paid $2,878 and $2,922 in administrative services expenses to FSIC III Advisor and the Advisor during the years ended December 31, 2018 and 2017, respectively.
(4)	During the years ended December 31, 2018 and 2017, the Company incurred offering costs of $0 and $2,477, respectively, of which $0 and $1,303, respectively, generally related to the reimbursement of marketing expenses, salaries and direct expenses of FSIC III Advisor’s and the Advisor’s employees and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to the other funds in the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

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

In an order dated June 4, 2013 (the “FS Order”), the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC III Advisor, including FS Energy and Power Fund, FSK, FSIC II, FSIC IV and any future BDCs that are advised by FSIC III Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

FS Benefit Trust

FS Benefit Trust (“FS Trust”) was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the year ended December 31, 2017, FS Trust purchased $216 of the Company’s shares at a purchase price per share of $8.64, which price is equal to the institutional offering price in effect on the date of purchase. During the year ended December 31, 2018, FS Trust did not purchase any of the Company’s shares.

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

The Board is currently comprised of ten directors, eight of whom are Independent Directors. The Board has determined that the following directors are Independent Directors: Messrs. Arnold, Kropp, Ford, Goldstein, Hagan, Harrow, Hopkins and Ms. Adams. Based upon information requested from each director concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years had, a material business or professional relationship with the Company, other than in his capacity as a member of the Board or any Board committee or as a stockholder.

Item 14.	Principal Accountant Fees and Services.

On March 22, 2019, the Company notified RSM US LLP that RSM US LLP had been dismissed as the Company’s independent public accounting firm. The Audit Committee approved the dismissal of RSM US LLP. The reports of RSM US LLP on the audited consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 and did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2018 and 2017, and the subsequent interim period through March 22, 2019, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and RSM US LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to RSM US LLP’s satisfaction, would have caused RSM US LLP to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On March 26, 2019, the Company appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019. The appointment of Deloitte & Touche LLP was previously recommended by the Audit Committee. During the years ended December 31, 2018 and 2017, and the subsequent interim period through March 26, 2019, neither the Company nor anyone on its behalf has consulted with Deloitte & Touche LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte & Touche LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-Kand the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K. A representative of Deloitte & Touche LLP is expected to be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do.

Fees to Auditors

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company’s fiscal years ended December 31, 2018 and 2017:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2018	$392,200	$—	—	$35,350
2017	$392,500	$42,601	—	$35,000

(1)	“Audit-Related Fees” are those fees billed to the Company by RSM US LLP for services provided by RSM US LLP or fees billed for expenses relating to the review by RSM US LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended.
(2)	“All Other Fees” are those fees, if any, billed to the Company by RSM US LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2018 and 2017 were pre-approved by the Audit Committee.

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

Date: April 24, 2019	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2019	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and
Director

Date: April 24, 2019	/s/ WILLIAM GOEBEL
William Goebel
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: April 24, 2019	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: April 24, 2019	/s/ FREDERICK ARNOLD
Frederick Arnold
President and Director

Date: April 24, 2019	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: April 24, 2019	/s/ TODD BUILIONE
Todd Builione
Director

Date: April 24, 2019	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: April 24, 2019	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: April 24, 2019	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: April 24, 2019	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: April 24, 2019	/s/ JAMES H. KROPP
James H. Kropp
Director

