Form 10-Q
period 2019-03-31
FS Investment Corp III
filed 2019-05-15
CIK 1579412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
There were 288,370,132 shares of the registrant’s common stock outstanding as of May 10, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation III
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,773,653 and $3,710,247, respectively)	$3,651,293	$3,574,417
Non-controlled/affiliated investments (amortized cost—$36,309 and $86,851, respectively)	20,265	36,866
Total investments, at fair value (amortized cost—$3,809,962 and $3,797,098, respectively)	3,671,558	3,611,283
Cash	63,558	65,501
Foreign currency, at fair value (cost—$506 and $1,830, respectively)	508	1,847
Collateral held at broker for open interest rate swap contracts	10,050	—
Due from counterparty	46,915	128,764
Receivable for investments sold and repaid	20,532	1,028
Interest receivable	38,745	30,126
Deferred financing costs	7,894	4,524
Receivable due on total return swap(1)	—	1,071
Receivable on interest rate swaps	2,818	259
Prepaid expenses and other assets	1	39
Total assets	$3,862,579	$3,844,442
Liabilities
Unrealized depreciation on total return swap(1)	$910	$22,062
Unrealized depreciation on interest rate swaps	8,608	2,614
Payable for investments purchased	22,613	367,728
Payable due on total return swap	15,250	—
Repurchase agreement payable (net of deferred financing costs of $116 and $214, respectively)(1)	299,884	299,786
Credit facilities payable (net of deferred financing costs of $1,946 and $2,092, respectively)(1)	1,244,784	897,502
Stockholder distributions payable	9,586	9,401
Management fees payable	14,870	13,300
Subordinated income incentive fees payable(2)	12,108	9,525
Administrative services expense payable	517	425
Interest payable(1)	15,674	13,008
Interest rate swap income payable	3,652	261
Directors’ fees payable	92	215
Other accrued expenses and liabilities	1,374	1,644
Total liabilities	1,649,922	1,637,471
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,276,971 and 290,353,680 shares issued and outstanding, respectively	290	290
Capital in excess of par value	2,526,039	2,526,632
Retained earnings (accumulated deficit)	(313,672)	(319,951)
Total stockholders’ equity	2,212,657	2,206,971
Total liabilities and stockholders’ equity	$3,862,579	$3,844,442
Net asset value per share of common stock at period end	$7.62	$7.60

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$85,391	$74,221
Paid-in-kind interest income	4,532	6,175
Fee income	6,793	1,783
Dividend income	256	—
From non-controlled/affiliated investments:
Interest income	499	946
Paid-in-kind interest income	311	213
Fee income	8	478
Total investment income	97,790	83,816
Operating expenses
Management fees(1)	14,870	19,078
Subordinated income incentive fees(2)	12,108	1,623
Administrative services expenses	738	854
Stock transfer agent fees	412	387
Accounting and administrative fees	258	277
Interest expense	21,565	14,692
Directors’ fees	95	450
Other general and administrative expenses	933	784
Operating expenses	50,979	38,145
Management fees waiver(1)	—	(2,385)
Net expenses	50,979	35,760
Net investment income	46,811	48,056
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(4,632)	(22,865)
Non-controlled/affiliated investments	(32,809)	—
Net realized gain (loss) on total return swap(3)	(15,004)	5,285
Net realized gain (loss) on foreign currency	15	226
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	13,470	(28,276)
Non-controlled/affiliated investments	33,941	1,008
Net change in unrealized appreciation (depreciation) on total return swap(3)	21,152	2,196
Net change in unrealized appreciation (depreciation) on interest rate swaps	(5,994)	—
Net change in unrealized gain (loss) on foreign currency	(204)	(41)
Total net realized gain (loss) and unrealized appreciation (depreciation)	9,935	(42,467)
Net increase (decrease) in net assets resulting from operations	$56,746	$5,589
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.20	$0.02
Weighted average shares outstanding	288,996,840	289,190,554

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

FS Investment Corporation III
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income	$46,811	$48,056
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(52,430)	(17,354)
Net change in unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps	62,569	(25,072)
Net change in unrealized gain (loss) on foreign currency	(204)	(41)
Net increase in net assets resulting from operations	56,746	5,589
Stockholder distributions(2)
Distributions to stockholders	(50,467)	(50,490)
Net decrease in net assets resulting from stockholder distributions	(50,467)	(50,490)
Capital share transactions(3)
Reinvestment of stockholder distributions	21,878	24,279
Repurchases of common stock	(22,471)	(24,935)
Net increase (decrease) in net assets resulting from capital share transactions	(593)	(656)
Total increase (decrease) in net assets	5,686	(45,557)
Net assets at beginning of period	2,206,971	2,388,724
Net assets at end of period	$2,212,657	$2,343,167

(1)
See Note 7 for a discussion of these financial instruments.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$56,746	$5,589
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(401,423)	(177,850)
Paid-in-kind interest	(4,843)	(6,388)
Proceeds from sales and repayments of investments	357,765	161,895
Net realized (gain) loss on investments	37,441	22,865
Net change in unrealized (appreciation) depreciation on investments	(47,411)	27,268
Net change in unrealized (appreciation) depreciation on total return swap	(21,152)	(2,196)
Net change in unrealized (appreciation) depreciation on interest rate swaps	5,994	—
Accretion of discount	(1,804)	(1,133)
Amortization of deferred financing costs	611	432
Net change in unrealized (gain) loss on borrowings in foreign currency	188	—
(Increase) decrease in due from counterparty	81,849	(10,011)
(Increase) decrease in receivable for investments sold and repaid	(19,504)	(3,151)
(Increase) decrease in interest receivable	(8,619)	(3,004)
(Increase) decrease in receivable due on total return swap	1,071	(9)
(Increase) decrease in receivable on interest rate swaps	(2,559)	—
(Increase) decrease in prepaid expenses and other assets	38	39
Increase (decrease) in payable for investments purchased	(345,115)	(22,113)
Increase (decrease) in management fees payable	1,570	(322)
Increase (decrease) in subordinated income incentive fees payable	2,583	(12,864)
(Increase) decrease in payable due on total return swap	15,250	—
Increase (decrease) in administrative services expense payable	92	389
Increase (decrease) in interest rate swap income payable	3,391	—
Increase (decrease) in interest payable(1)	2,666	228
Increase (decrease) in directors’ fees payable	(123)	197
Increase (decrease) in other accrued expenses and liabilities	(270)	(607)
Net cash provided by (used in) operating activities	(285,568)	(20,746)
Cash flows from financing activities
Repurchases of common stock	(22,471)	(24,935)
Distributions paid	(28,404)	(17,392)
Borrowings under credit facilities(1)	569,448	—
Repayments of credit facilities(1)	(222,500)	—
Deferred financing costs paid	(3,737)	—
Net cash provided by financing activities	292,336	(42,327)
Total increase (decrease) in cash	6,768	(63,073)
Cash, restricted cash and foreign currency at beginning of period	67,348	368,344
Cash, restricted cash and foreign currency at end of period(2)	$74,116	$305,271
Supplemental disclosure
Distributions reinvested	$21,878	$24,279
Excise and state taxes paid	$125	$527

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2019 and 2018, the Company paid $14,503 and $11,073, respectively, in interest expense on the credit facilities and $3,785 and $2,959, respectively, in interest expense pursuant to the repurchase agreement.

(2)
As of March 31, 2019, balance includes cash of  $64,066 and restricted cash of  $10,050, respectively. As of March 31, 2018, balance includes cash of  $305,271 and restricted cash of  $0, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—122.1%
5 Arch Income Fund 2, LLC	(i)(n)	Diversified Financials	9.0%		11/18/23	$144,445	$144,585	$144,445
5 Arch Income Fund 2, LLC	(i)(j)(n)	Diversified Financials	9.0%		11/18/23	3,955	3,958	3,955
Acosta Holdco Inc	(q)	Commercial & Professional Services	L+325	1.0%	9/26/21	14,257	10,710	6,717
Addison Holdings	(g)	Commercial & Professional Services	L+675	1.0%	12/29/23	60,984	60,984	61,594
Advantage Sales & Marketing Inc	(q)	Commercial & Professional Services	L+325	1.0%	7/23/21	16,783	14,909	14,326
All Systems Holding LLC	(f)	Commercial & Professional Services	L+725	1.0%	10/31/23	5,108	5,108	5,159
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	48,903	48,903	49,392
Alstom SA	(i)(q)	Transportation	L+450	1.0%	8/29/21	6,227	5,938	6,001
Altus Power America Inc		Energy	L+750	1.5%	9/30/21	683	683	656
Altus Power America Inc	(j)	Energy	L+750	1.5%	9/30/21	140	140	135
Altus Power America Inc		Energy	L+750	1.5%	10/8/21	2,500	2,500	2,400
American Tire Distributors Inc	(q)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	1,447	1,357	1,427
American Tire Distributors Inc	(q)	Automobiles & Components	L+750	1.0%	9/2/24	9,169	8,132	8,227
Ammeraal Beltech Holding BV	(i)(q)	Capital Goods	E+375		7/30/25	€1,268	1,466	1,423
Apex Group Limited	(i)(j)	Diversified Financials	L+650		6/15/23	$1,957	1,905	1,667
Apex Group Limited	(f)(i)(r)	Diversified Financials	L+650	1.0%	6/15/25	37,987	37,556	37,121
Apex Group Limited	(i)(j)(r)	Diversified Financials	L+650	1.0%	6/15/25	4,958	4,938	4,845
Aspect Software Inc	(j)(s)	Software & Services	L+500	1.0%	7/15/23	2,422	2,422	2,422
Aspect Software Inc	(f)(s)	Software & Services	L+500		1/15/24	15,673	13,883	13,832
ATX Networks Corp	(g)(h)(i)(q)(r)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	43,114	42,272	40,958
AVF Parent LLC	(f)	Retailing	L+725	1.3%	3/1/24	29,248	29,248	25,373
Belk Inc	(q)	Retailing	L+475	1.0%	12/12/22	21,857	17,807	17,695
Borden Dairy Co	(f)(g)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	48,125	48,125	43,683
Brand Energy & Infrastructure Services Inc	(q)	Capital Goods	L+425	1.0%	6/21/24	5,454	5,188	5,239
Caprock Midstream LLC	(q)	Energy	L+475		11/3/25	1,157	1,078	1,098
Conservice LLC		Consumer Services	L+525		11/30/24	27,119	26,856	27,166
Conservice LLC	(j)	Consumer Services	L+525		11/30/24	5,062	5,031	4,947
Constellis Holdings LLC/Constellis Finance Corp	(g)	Capital Goods	L+575	1.0%	4/15/22	40,125	39,565	39,674
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	957	957	957
CSafe Global	(j)	Capital Goods	L+725	1.0%	11/1/21	1,652	1,652	1,652
CSafe Global	(f)	Capital Goods	L+725	1.0%	10/31/23	22,285	22,285	22,508
CSM Bakery Products	(q)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	488	461	468
Dade Paper and Bag Co Inc		Capital Goods	L+700	1.0%	6/10/24	5,616	5,616	5,398
Dade Paper and Bag Co Inc	(g)(h)	Capital Goods	L+750	1.0%	6/10/24	44,029	44,029	43,148
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dayton Superior Corp	(q)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	$11,934	$9,654	$10,054
Diamond Resorts International Inc	(f)(q)	Consumer Services	L+375	1.0%	9/2/23	26,799	24,896	25,861
Distribution International Inc	(q)	Retailing	L+500	1.0%	12/15/21	369	328	337
Eagle Family Foods Inc	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,507	3,474	2,974
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	23,205	22,971	22,473
Eagleclaw Midstream Ventures LLC	(q)	Energy	L+425	1.0%	6/24/24	576	541	542
Empire Today LLC	(f)(g)	Retailing	L+700	1.0%	11/17/22	43,988	43,987	43,601
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	493	491	493
Fairway Group Holdings Corp	(j)(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,028	1,024	1,028
Fairway Group Holdings Corp	(k)(l)(s)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	4,549	3,916	597
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	7,153	7,153	6,947
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		11/27/23	2,484	2,345	2,485
FHC Health Systems Inc	(q)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,814	7,349	7,345
Foresight Energy LLC	(i)(q)	Materials	L+575	1.0%	3/28/22	4,925	4,830	4,836
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,729	6,729	6,469
FullBeauty Brands Holdings Corp		Retailing	10.0%		6/30/19	312	312	304
FullBeauty Brands Holdings Corp		Retailing	L+900	1.0%	2/7/24	1,817	1,773	1,772
Gulf Finance LLC	(h)(q)	Energy	L+525	1.0%	8/25/23	14,026	11,689	11,235
HM Dunn Co Inc	(k)(l)(s)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	6,583	5,786	601
Hudson Technologies Co	(g)(i)	Commercial & Professional Services	L+1025	1.0%	10/10/23	7,889	7,825	5,582
Icynene Group Ltd	(f)(g)(h)	Materials	L+700	1.0%	11/30/24	76,038	76,037	73,756
Industrial Group Intermediate Holdings LLC	(g)	Materials	L+800	1.3%	5/31/20	9,787	9,787	9,860
Ivanti Software Inc	(q)	Software & Services	L+425	1.0%	1/20/24	775	752	770
JAKKS Pacific Inc		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,374	2,360	2,390
Jazz Acquisition Inc		Capital Goods	L+550	1.0%	6/1/22	24,629	24,629	24,425
JC Penney Corp Inc	(i)(q)	Retailing	L+425	1.0%	6/23/23	2,304	1,942	2,053
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	11/6/21	114,086	114,086	114,086
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	62,082	62,082	62,082
JHC Acquisition LLC	(j)	Capital Goods	L+750	1.0%	1/29/24	21,787	21,787	21,787
Jo-Ann Stores Inc	(q)	Retailing	L+500	1.0%	10/20/23	318	303	317
Jostens Inc	(q)	Consumer Services	L+550		12/19/25	3,976	3,869	3,983
JSS Holdings Ltd	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,810	65,330	67,785
Kodiak BP LLC	(f)(g)(h)	Capital Goods	L+725	1.0%	12/1/24	90,668	90,668	88,742
Kodiak BP LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	10,871	10,871	10,640
Lazard Global Compounders Fund	(i)	Diversified Financials	L+725	3.8%	4/1/26	100,132	100,132	98,630
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26		$19,118	$19,118	$18,831
LBM Borrower LLC	(f)(q)	Capital Goods	L+375	1.0%	8/20/22		5,310	4,968	5,115
LD Intermediate Holdings Inc	(q)	Software & Services	L+588	1.0%	12/9/22		9,375	8,428	8,168
Lipari Foods LLC		Food & Staples Retailing	L+588	1.0%	1/4/25		103,645	102,825	102,730
Lipari Foods LLC	(j)	Food & Staples Retailing	L+588	1.0%	1/4/25		21,437	21,437	21,248
Mitel US Holdings Inc	(q)	Technology Hardware & Equipment	L+450		11/30/25		229	222	226
Monitronics International Inc	(i)(q)	Commercial & Professional Services	L+550	1.0%	9/30/22		4,339	3,921	3,649
Murray Energy Corp		Energy	L+900	1.0%	2/12/21		9,258	9,205	9,202
NaviHealth Inc.	(q)	Health Care Equipment & Services	L+500		8/1/25		1,051	1,018	1,024
Navistar Inc	(i)(q)	Automobiles & Components	L+350		11/6/24		1,010	970	1,008
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+500	1.0%	9/2/21		750	750	750
North Haven Cadence Buyer Inc	(f)(g)	Consumer Services	L+798	1.0%	9/2/24		17,686	17,687	17,466
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/24		4,081	4,081	4,030
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+650	1.0%	9/2/24		83	83	82
P2 Energy Solutions, Inc.	(q)	Software & Services	L+400	1.0%	10/30/20		252	244	250
Peak 10 Holding Corp	(q)(r)	Telecommunication Services	L+350		8/1/24		821	751	755
PF Chang’s China Bistro Inc	(q)	Consumer Services	L+650		3/1/26		8,654	8,569	8,555
PHRC License LLC	(f)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		16,662	16,662	16,891
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23		19,514	19,514	19,100
Production Resource Group LLC	(f)(h)	Media	L+700	1.0%	8/21/24		173,008	173,008	170,412
Propulsion Acquisition LLC	(f)(h)(q)	Capital Goods	L+600	1.0%	7/13/21		54,140	53,308	53,598
PSKW LLC	(f)(g)(h)	Health Care Equipment & Services	L+825	1.0%	10/1/21		154,000	154,000	154,000
PSKW LLC	(g)(h)	Health Care Equipment & Services	L+826	1.0%	11/25/21		18,364	18,243	18,364
Reliant Rehab Hospital Cincinnati LLC	(g)	Health Care Equipment & Services	L+675	1.0%	8/30/24		51,001	50,569	50,291
Roadrunner Intermediate Acquisition Co LLC	(f)(g)(h)(r)	Health Care Equipment & Services	L+675	1.0%	9/22/21		93,386	93,385	86,169
Safariland LLC	(f)	Capital Goods	L+765	1.1%	11/18/23		42,893	42,893	38,764
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	31,399	23,094	23,209
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$22,610	22,328	22,327
Sequa Corp	(q)	Materials	L+500	1.0%	11/28/21		3,663	3,495	3,594
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		2,265	2,265	2,286
Sequel Youth & Family Services LLC	(f)	Health Care Equipment & Services	L+800		9/1/23		13,000	13,000	13,118
Sequential Brands Group Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+875		2/7/24		97,197	95,416	96,347
SI Group Inc	(q)	Materials	L+475		10/15/25		526	506	526
SIRVA Worldwide Inc	(q)	Commercial & Professional Services	L+550		8/2/25		327	320	320
Sorenson Communications LLC	(f)(q)	Telecommunication Services	L+575	2.3%	4/30/20		45,098	44,919	44,647
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications LLC	(q)(r)	Telecommunication Services	L+650		3/14/24	$23,555	$22,613	$23,349
Spencer Gifts LLC	(q)	Retailing	L+425	1.0%	7/16/21	14,530	13,795	14,421
SSC (Lux) Limited S.a r.l.	(f)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	60,820	60,820	61,294
Sungard Availability Services Capital Inc	(h)(k)(l)(q)	Software & Services	L+700	1.0%	9/30/21	27,037	25,950	18,453
Sungard Availability Services Capital Inc	(k)(l)(q)	Software & Services	L+1000	1.0%	10/1/22	2,234	2,113	1,927
Sutherland Global Services Inc	(i)(q)	Software & Services	L+538	1.0%	4/23/21	11,961	11,223	11,692
Swift Worldwide Resources Holdco Ltd		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,229	17,229	17,229
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	44,110	43,686	43,557
Trace3 Inc	(f)(g)	Software & Services	L+675	1.0%	8/5/24	37,484	37,484	37,484
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	67,737	67,242	66,864
Vivint Inc	(f)(q)	Commercial & Professional Services	L+500		4/1/24	13,182	12,822	12,894
Warren Resources Inc	(g)(s)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,191	6,191	6,191
West Corp	(q)	Software & Services	L+350	1.0%	10/10/24	520	477	484
West Corp	(q)	Software & Services	L+400	1.0%	10/10/24	15,771	14,486	14,850
York Risk Services Group Inc	(f)(q)	Insurance	L+375	1.0%	10/1/21	7,599	7,145	7,152
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	63,559
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,254
Total Senior Secured Loans—First Lien							2,860,505	2,812,256
Unfunded Loan Commitments							(109,733)	(109,733)
Net Senior Secured Loans—First Lien							2,750,772	2,702,523
Senior Secured Loans—Second Lien—14.6%
Advantage Sales & Marketing Inc	(q)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,488	3,260
American Bath Group LLC	(q)	Capital Goods	L+975	1.0%	9/30/24	314	312	314
Ammeraal Beltech Holding BV	(i)	Capital Goods	L+800		7/27/26	44,463	43,610	43,527
Arena Energy LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	26,125	26,125	26,125
athenahealth Inc	(h)	Health Care Equipment & Services	L+850	1.0%	2/11/27	55,444	54,901	55,721
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	12,744	11,931	11,583
Bellatrix Exploration Ltd	(i)(j)	Energy	8.5%		7/26/23	1,248	1,248	1,237
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,946	5,946	5,879
CDS US Intermediate Holdings Inc	(f)(i)(q)	Media	L+825	1.0%	7/10/23	18,000	16,171	16,357
Centric Group LLC	(q)	Retailing	L+800	1.0%	2/1/24	2,215	2,177	2,167
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,705
Crossmark Holdings Inc	(k)(l)(q)	Media	L+750	1.3%	12/21/20	1,500	1,340	11
Fairway Group Holdings Corp	(k)(l)(s)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	4,051	3,436	—
Grocery Outlet Inc	(q)	Food & Staples Retailing	L+725		10/22/26	271	270	271
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gruden Acquisition Inc	(h)(q)	Transportation	L+850	1.0%	8/18/23	$10,000	$9,719	$9,925
Jazz Acquisition Inc	(q)	Capital Goods	L+675	1.0%	6/19/22	4,498	4,326	4,228
LBM Borrower LLC	(f)(q)	Capital Goods	L+925	1.0%	8/20/23	19,910	19,454	19,512
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	2,815	2,791	2,568
OPE Inmar Acquisition Inc	(f)(q)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,888
Paradigm Acquisition Corp	(q)	Health Care Equipment & Services	L+750		10/26/26	190	190	189
Peak 10 Holding Corp	(q)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,183	6,993
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,415	40,041
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,148	15,024
Sequa Corp	(q)	Materials	L+900	1.0%	4/28/22	5,204	4,919	5,106
SIRVA Worldwide Inc	(q)	Commercial & Professional Services	L+950		8/2/26	2,826	2,409	2,487
SMG/PA	(q)	Consumer Services	L+700		1/23/26	942	928	955
Spencer Gifts LLC	(g)(q)(r)	Retailing	L+825	1.0%	6/29/22	16,161	16,178	15,434
Titan Energy LLC	(g)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/3/20	45,287	33,111	3,321
UTEX Industries Inc	(q)	Energy	L+725	1.0%	5/20/22	1,273	1,270	1,186
WireCo WorldGroup Inc	(q)	Capital Goods	L+900	1.0%	9/30/24	606	605	605
Total Senior Secured Loans—Second Lien							359,601	324,619
Unfunded Loan Commitment							(1,248)	(1,248)
Net Senior Secured Loans—Second Lien							358,353	323,371
Other Senior Secured Debt—3.6%
Akzo Nobel Specialty Chemicals	(e)(i)(q)	Materials	8.0%		10/1/26	2,288	2,288	2,308
APTIM Corp	(q)(r)	Diversified Financials	7.8%		6/15/25	11,974	11,974	9,265
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,320
Diamond Resorts International Inc	(h)(q)	Consumer Services	7.8%		9/1/23	11,965	11,965	11,980
Genesys Telecommunications Laboratories Inc	(e)(q)	Technology Hardware & Equipment	10.0%		11/30/24	1,409	1,551	1,541
JC Penney Corp Inc	(e)(i)(q)	Retailing	5.7%		6/1/20	143	134	130
JW Aluminum Co	(q)	Materials	10.3%		6/1/26	759	759	786
Lycra	(e)(i)(q)	Consumer Durables & Apparel	7.5%		5/1/25	4,284	4,319	4,230
Numericable-SFR	(e)(i)(q)	Software & Services	8.1%		2/1/27	2,059	2,056	2,085
Pattonair Holdings Ltd	(e)(i)(q)	Capital Goods	9.0%		11/1/22	4,660	4,812	4,743
Ply Gem Holdings Inc	(e)(q)	Capital Goods	8.0%		4/15/26	3,697	3,614	3,322
Sorenson Communications LLC	(e)(q)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,655	11,938
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,710	1,710	1,704
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,601
Vivint Inc	(e)(h)(q)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,759	12,917
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vivint Inc	(e)(q)	Commercial & Professional Services	7.6%		9/1/23	$8,911	$8,175	$7,604
Total Other Senior Secured Debt							83,604	80,474
Subordinated Debt—14.8%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(e)(q)	Energy	10.0%		4/1/22	19,500	19,500	21,358
athenahealth Inc		Health Care Equipment & Services	L+1125 PIK (L+1125 Max PIK)		11/30/25	27,722	27,722	28,040
Avantor Inc	(g)(h)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	52,500	52,502	56,897
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	321	321	321
Calumet Specialty Products	(e)(i)(q)	Energy	7.8%		4/15/23	10,300	10,255	9,180
Canbriam Energy Inc	(e)(i)(q)	Energy	9.8%		11/15/19	18,550	18,525	15,118
CEC Entertainment Inc	(g)(q)	Consumer Services	8.0%		2/15/22	21,186	20,469	19,604
ClubCorp Club Operations Inc	(e)(q)	Consumer Services	8.5%		9/15/25	12,478	12,050	11,397
Diamond Resorts International Inc	(e)(q)	Consumer Services	10.8%		9/1/24	3,453	3,610	3,274
Eclipse Resources Corp	(e)(i)(q)	Energy	8.9%		7/15/23	9,175	9,053	8,756
Hub International Ltd	(e)(q)	Insurance	7.0%		5/1/26	1,069	1,041	1,059
Intelsat Jackson Holdings SA	(e)(i)(q)	Media	5.5%		8/1/23	3,577	3,255	3,179
Ken Garff Automotive LLC	(e)(q)	Retailing	7.5%		8/15/23	4,039	4,048	4,105
LifePoint Hospitals Inc	(e)(q)	Health Care Equipment & Services	9.8%		12/1/26	6,248	6,248	6,490
Logan’s Roadhouse Inc	(k)	Consumer Services			11/1/24	1,317	1,304	1,317
PriSo Acquisition Corp	(e)(g)(q)	Capital Goods	9.0%		5/15/23	47,859	47,573	47,754
Quorum Health Corp	(e)(q)	Health Care Equipment & Services	11.6%		4/15/23	2,630	2,621	2,368
Sorenson Communications LLC	(e)(g)(q)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,223	9,253
SRS Distribution Inc	(e)(q)	Capital Goods	8.3%		7/1/26	13,222	13,090	12,726
Stars Group Holdings BV	(e)(i)(q)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,891
Sungard Availability Services Capital Inc	(g)(k)(l)(q)	Software & Services	8.8%		4/1/22	16,400	12,880	875
Surgery Partners Holdings LLC	(e)(q)	Health Care Equipment & Services	6.8%		7/1/25	997	954	904
Team Health Inc	(e)(q)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,220	7,536
Vertiv Group Corp	(e)(q)	Technology Hardware & Equipment	9.3%		10/15/24	18,690	18,331	18,456
Vivint Inc	(e)(h)(q)	Commercial & Professional Services	8.8%		12/1/20	4,406	4,166	4,345
York Risk Services Group Inc	(g)(h)(q)	Insurance	8.5%		10/1/22	36,050	34,274	29,291
Total Subordinated Debt							344,105	326,594

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—7.4%
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK		10/3/23	1,107,723	$1,108	$1,106
Global Jet Capital LLC, Structured Mezzanine	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1,023	994	1,006
Global Jet Capital LLC, Structured Mezzanine	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,502	6,315	6,396
Global Jet Capital LLC, Structured Mezzanine	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,344	1,305	1,322
Global Jet Capital LLC, Structured Mezzanine	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,265	1,228	1,244
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$68,725	66,753	67,608
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$15,302	14,863	15,053
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,581	1,535	1,555
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$12,162	11,813	11,964
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$5,883	5,715	5,788
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1,313	1,275	1,292
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$17,596	17,091	17,310
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$10,897	10,584	10,720
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$16,105	15,643	15,843
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	20.3%		1/25/27	$8,310	5,188	5,537
Total Asset Based Finance							161,410	163,744

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.4%
All Systems Holding LLC, Common Stock		Commercial & Professional Services				600,099	$581	$819
Altavair NewCo, Private Equity	(i)(k)	Capital Goods				2,915,040	2,915	2,991
ASG Technologies, Warrants	(k)	Software & Services			6/27/22	48,325	1,377	1,783
Aspect Software Inc, Common Stock	(f)(k)	Software & Services				844,096	1,369	1,369
Aspect Software Inc, Warrant	(f)(k)	Software & Services			1/15/24	842,769	—	—
ATX Networks Corp, Common Stock	(i)(k)	Technology Hardware & Equipment				83,488	134	108
Australis Maritime, Private Equity	(i)(k)	Transportation				965,635	966	966
Byrider Finance LLC, Common Stock	(k)	Automobiles & Components				278	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(k)(m)	Energy				75,000	75	34
CSafe Global, Common Stock	(k)	Capital Goods				173,900	174	309
Empire Today LLC, Common Stock	(k)	Retailing				206	614	675
Fairway Group Holdings Corp, Common Stock	(k)(s)	Food & Staples Retailing				71,465	2,296	—
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				1,142,857	1,143	460
FullBeauty Brands Holdings Corp, Common Stock	(k)	Retailing				9,228	43	43
Global Jet Capital LLC, Preferred Stock	(i)(k)	Commercial & Professional Services				42,484,416	42,484	3,186
Harvest Oil & Gas Corp, Common Stock	(k)(q)	Energy				59,445	1,308	997
Harvey Industries Inc, Common Stock	(k)	Capital Goods				2,000,000	2,000	4,050
HM Dunn Co Inc, Preferred Stock, Series A	(k)(s)	Capital Goods				1,929	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(k)(s)	Capital Goods				1,929	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(k)(m)	Materials				220,619	221	281
JHC Acquisition LLC, Common Stock	(k)	Capital Goods				8,068	8,068	10,468
JSS Holdings Ltd, Net Profits Interest	(k)	Capital Goods				24	—	424
JW Aluminum Co, Common Stock	(k)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/25	1,003	5,194	10,265
North Haven Cadence Buyer Inc, Common Stock	(k)	Consumer Services				833,333	833	1,417
Power Distribution Inc, Common Stock	(k)	Capital Goods				923,077	923	208
Ridgeback Resources Inc, Common Stock	(i)(k)	Energy				827,156	5,082	3,932
Sequential Brands Group Inc., Common Stock	(k)(q)	Consumer Durables & Apparel				125,391	1,693	160
SSC (Lux) Limited S.a r.l., Common Stock	(i)(k)	Health Care Equipment & Services				113,636	2,273	2,784
Sunnova Energy Corp, Common Stock	(k)	Energy				577,086	2,166	716
Sunnova Energy Corp, Preferred Stock	(k)	Energy				105,341	561	619
Templar Energy LLC, Common Stock	(k)(m)(q)	Energy				129,829	1,104	73
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Templar Energy LLC, Preferred Stock	(k)(q)	Energy				86,061	$859	$215
Titan Energy LLC, Common Stock	(k)(q)	Energy				72,739	2,299	7
Trace3 Inc, Common Stock	(k)	Software & Services				7,725	77	352
Warren Resources Inc, Common Stock	(k)(s)	Energy				998,936	4,695	2,947
White Star Petroleum LLC, Common Stock	(k)(m)	Energy				1,738,244	1,477	391
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(k)	Software & Services				1,051,348	8,357	11,275
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	10,108
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/27	143,435	—	420
Total Equity/Other							111,718	74,852
TOTAL INVESTMENTS—165.9%							$3,809,962	3,671,558
LIABILITIES IN EXCESS OF ASSETS—(65.9%)								(1,458,901)
NET ASSETS—100.0%								$2,212,657

Total Return Swap	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)	$123,158	$(910)

A summary of outstanding financial instruments as of March 31, 2019 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(3,044)	$(3,044)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(1,731)	(1,731)
ING Capital Markets	$150,000	3-Month LIBOR	2.59%	1/14/2024	—	(1,353)	(1,353)
ING Capital Markets	$150,000	3-Month LIBOR	2.62%	1/14/2022	—	(2,480)	(2,480)
					$—	$(8,608)	$(8,608)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.60%, the Euro Interbank Offered Rate, or EURIBOR, was (0.31)%, Candian Dollar Offer Rate, or CDOR was 2.02%, and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Fair value determined by the Company’s board of directors (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
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

(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, 85.3% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.1% of the Company’s total assets represented qualifying assets as of March 31, 2019.

(j)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(k)
Security is non-income producing.

(l)
Security was on non-accrual status as of March 31, 2019.

(m)
Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(n)
Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)
Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of March 31, 2019, the fair value of securities rehypothecated by BNPP was $119,829.

(q)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(r)
Position or portion thereof unsettled as of March 31, 2019.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

(s)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the three months ended March 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income(4)	PIK Income(4)	Fee Income(4)
Senior Secured Loans—First Lien
Aspect Software, Inc.	$7,328	$—	$(7,663)	$(2,060)	$2,395	$—	$—	$—	$—
Aspect Software, Inc.	9,741	—	(10,386)	(2,652)	3,297	—	—	—	—
Fairway Group Acquisition Co.	6,742	211	—	—	(6)	6,947	208	211	—
Fairway Group Acquisition Co.	582	—	—	—	15	597	—	—	—
Fairway Group Acquisition Co.(3)	480	18	—	—	(1)	497	18	18	8
Fairway Group Acquisition Co.	2,417	72	—	—	(4)	2,485	91	67	—
H.M. Dunn Co., Inc.	1,053	—	—	—	(452)	601	—	—	—
Warren Resources, Inc.	6,176	15	—	—	—	6,191	182	15	—
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	—	—	—	—	—	—	—	—	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	—	—	—	(28,097)	28,097	—	—	—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	2,347	—	—	—	600	2,947	—	—	—
Total	$36,866	$316	$(18,049)	$(32,809)	$33,941	$20,265	$499	$311	$8

(1)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)
Security includes a partially unfunded commitment with an amortized cost of  $1,024 and a fair value of  $1,028.

(4)
Interest income, PIK income and fee income presented for the full three months ended March 31, 2019.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.6%
5 Arch Income Fund 2, LLC	(i)(n)	Diversified Financials	9.0%		11/18/23	$144,445	$144,593	$144,445
5 Arch Income Fund 2, LLC	(i)(j)	Diversified Financials	9.0%		11/18/23	3,955	3,955	3,955
Acosta Holdco Inc	(r)	Commercial & Professional Services	L+325	1.0%	9/26/21	14,294	10,738	8,781
Addison Holdings	(g)	Commercial & Professional Services	L+675	1.0%	12/29/23	23,952	23,952	23,993
Advantage Sales & Marketing Inc	(r)(s)	Commercial & Professional Services	L+325	1.0%	7/23/21	16,827	14,850	14,948
Aleris International Inc	(r)(s)	Materials	L+475		2/27/23	275	272	274
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	54,011	54,011	54,551
Alstom SA	(r)(i)	Transportation	L+450	1.0%	8/29/21	7,181	6,840	6,872
Altus Power America Inc		Energy	L+750	1.5%	9/30/21	3,183	3,183	3,087
Altus Power America Inc	(j)	Energy	L+750	1.5%	9/30/21	140	140	136
American Tire Distributors Inc	(r)	Automobiles & Components	L+750	1.0%	8/30/24	9,192	8,156	7,568
American Tire Distributors Inc	(r)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	1,447	1,353	1,353
Ammeraal Beltech Holding BV	(i)(r)	Capital Goods	E+375		7/30/25	€1,268	1,466	1,446
Apex Group Limited	(i)(j)	Diversified Financials	L+650		6/15/23	$1,957	1,902	1,675
Apex Group Limited	(f)(i)	Diversified Financials	L+650	1.0%	6/15/25	13,230	12,981	12,706
Apex Group Limited	(i)(j)	Diversified Financials	L+650	1.0%	6/15/25	6,382	6,264	6,130
Apex Group Limited	(i)	Diversified Financials	L+650	1.0%	6/15/25	2,127	2,049	2,043
Apex Group Limited	(i)(j)	Diversified Financials	L+650	1.0%	6/15/25	3,191	3,191	3,065
Aspect Software Inc	(l)(t)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	13,075	13,038	9,741
Aspect Software Inc	(f)(l)(t)	Software & Services	L+1100	1.0%	5/25/20	9,837	9,723	7,328
ATX Networks Corp	(h)(i)(r)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	14,019	13,674	13,318
ATX Networks Corp	(g)(h)(i)(r)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	28,510	28,006	27,085
ATX Networks Corp	(i)(r)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	797	749	757
AVF Parent LLC	(f)	Retailing	L+725	1.3%	3/1/24	29,438	29,438	27,518
Belk Inc	(r)(s)	Retailing	L+475	1.0%	12/12/22	21,929	17,684	17,793
Borden Dairy Co	(f)(g)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	48,125	48,125	43,760
Brand Energy & Infrastructure Services Inc	(r)(s)	Capital Goods	L+425	1.0%	6/21/24	5,468	5,192	5,206
Caprock Midstream LLC	(s)	Energy	L+475		11/3/25	1,157	1,076	1,079
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	40,226	39,628	39,623
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	261	261	263
CSafe Global	(j)	Capital Goods	L+725	1.0%	11/1/21	2,348	2,348	2,371
CSafe Global	(f)	Capital Goods	L+725	1.0%	10/31/23	22,335	22,335	22,559
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSM Bakery Products	(r)(s)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	$488	$458	$453
Dade Paper and Bag Co Inc		Capital Goods	L+700	1.0%	6/10/24	5,630	5,630	5,405
Dade Paper and Bag Co Inc	(g)(h)	Capital Goods	L+750	1.0%	6/10/24	44,141	44,141	43,258
Dayton Superior Corp	(r)(s)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,790	9,697	9,874
Diamond Resorts International Inc	(r)(s)	Consumer Services	L+375	1.0%	9/2/23	26,866	24,919	25,120
Distribution International Inc	(r)(s)	Retailing	L+500	1.0%	12/15/21	370	326	329
Eagle Family Foods Inc	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,507	3,472	2,989
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	23,263	23,020	22,907
Eagleclaw Midstream Ventures LLC	(r)(s)	Energy	L+425	1.0%	6/24/24	578	541	542
Empire Today LLC	(f)(g)	Retailing	L+700	1.0%	11/17/22	44,100	44,100	44,180
Fairway Group Holdings Corp	(k)(l)(r)(t)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	4,437	3,916	582
Fairway Group Holdings Corp	(t)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	6,942	6,942	6,742
Fairway Group Holdings Corp	(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	480	473	480
Fairway Group Holdings Corp	(j)(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,028	1,028	1,028
Fairway Group Holdings Corp	(t)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	2,417	2,273	2,417
FHC Health Systems Inc	(r)(s)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,837	7,306	7,379
Foresight Energy LLC	(i)(r)(s)	Materials	L+575	1.0%	3/28/22	4,925	4,824	4,847
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	652	652	644
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,097	6,097	6,022
FullBeauty Brands Holdings Corp	(l)(r)	Retailing	L+475	1.0%	10/14/22	8,116	2,421	2,471
Gulf Finance LLC	(h)(r)(s)	Energy	L+525	1.0%	8/25/23	14,061	11,639	10,845
HM Dunn Co Inc	(k)(l)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	6,583	5,786	1,053
Hudson Technologies Co	(g)(i)	Commercial & Professional Services	L+1025	1.0%	10/10/23	7,889	7,822	5,641
Icynene Group Ltd	(f)(g)(h)	Materials	L+700	1.0%	11/30/24	76,230	76,230	74,126
Industrial Group Intermediate Holdings LLC	(g)	Materials	L+800	1.3%	5/31/20	9,787	9,787	9,726
Intelsat Jackson Holdings SA	(i)(r)(s)	Media	L+375	1.0%	11/27/23	13,508	13,093	13,137
Ivanti Software Inc	(r)(s)	Software & Services	L+425	1.0%	1/20/24	777	753	757
JAKKS Pacific Inc		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,374	2,359	2,383
JC Penney Corp Inc	(i)(r)(s)	Retailing	L+425	1.0%	6/23/23	2,320	1,945	1,992
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	176,168	176,168	176,168
JHC Acquisition LLC	(j)	Capital Goods	L+750	1.0%	1/29/24	21,787	21,786	21,787
Jo-Ann Stores Inc	(r)(s)	Retailing	L+500	1.0%	10/20/23	325	310	310
Jostens Inc	(r)(s)	Consumer Services	L+550		12/19/25	4,152	4,038	4,051
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JSS Holdings Ltd	(f)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	$65,725	$65,222	$67,697
Kodiak BP LLC	(f)(g)(h)	Capital Goods	L+725	1.0%	12/1/24	90,878	90,878	88,947
Kodiak BP LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	10,871	10,871	10,640
Koosharem LLC	(r)(s)	Commercial & Professional Services	L+450	1.0%	4/18/25	1,781	1,802	1,752
Lazard Global Compounders Fund	(i)	Diversified Financials	L+725	3.8%	4/1/26	101,644	101,644	102,406
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26	17,606	17,606	17,738
LBM Borrower LLC	(r)(s)	Capital Goods	L+375	1.0%	8/20/22	5,322	4,966	4,983
LD Intermediate Holdings Inc	(r)(s)	Software & Services	L+588	1.0%	12/9/22	9,500	8,503	8,621
Mitel US Holdings Inc	(r)(s)	Technology Hardware & Equipment	L+450		11/30/25	8,781	8,495	8,534
Monitronics International Inc	(i)(r)(s)	Commercial & Professional Services	L+550	1.0%	9/30/22	4,350	3,915	3,901
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	9,258	9,199	9,216
NaviHealth Inc.	(r)(s)	Health Care Equipment & Services	L+500		8/1/25	1,054	1,020	997
Navistar Inc	(i)(r)(s)	Automobiles & Components	L+350		11/6/24	1,012	972	979
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer Inc	(f)(g)	Consumer Services	L+777	1.0%	9/2/24	18,853	18,853	18,665
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+650	1.0%	9/2/24	3,000	3,000	2,970
P2 Energy Solutions, Inc.	(r)(s)	Energy	L+400	1.3%	10/30/20	253	244	245
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+325	1.0%	8/1/24	823	751	751
PF Chang’s China Bistro Inc	(r)(s)	Consumer Services	L+500	1.0%	9/1/22	359	347	350
PHRC License LLC	(f)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	16,710	16,710	17,066
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23	19,565	19,565	19,565
Production Resource Group LLC	(f)(h)	Media	L+700	1.0%	8/21/24	173,008	173,008	169,980
Propulsion Acquisition LLC	(f)(h)(r)	Capital Goods	L+600	1.0%	7/13/21	60,292	59,251	59,689
PSKW LLC	(f)(g)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21	172,364	172,234	172,800
Reliant Rehab Hospital Cincinnati LLC	(g)	Health Care Equipment & Services	L+675	1.0%	8/30/24	46,763	46,316	46,623
Roadrunner Intermediate Acquisition Co LLC	(f)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23	94,042	94,042	87,587
Rogue Wave Software Inc	(f)(g)(h)	Software & Services	L+843	1.0%	9/25/21	151,900	151,900	151,710
Safariland LLC	(f)	Capital Goods	L+765	1.1%	11/18/23	42,893	42,893	38,443
Savers Inc	(r)(s)	Retailing	L+375	1.3%	7/9/19	2,964	2,823	2,838
Sequa Corp	(r)(s)	Materials	L+500	1.0%	11/28/21	3,672	3,493	3,520
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23	2,271	2,271	2,311
Sequel Youth & Family Services LLC	(f)	Health Care Equipment & Services	L+800		9/1/23	13,000	13,000	13,231
Sequential Brands Group Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+875		2/7/24	97,853	96,047	97,853
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SI Group Inc	(r)(s)	Materials	L+475		10/15/25	$527	$507	$508
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+550		8/2/25	329	322	323
Sorenson Communications LLC	(f)(r)(s)	Telecommunication Services	L+575	2.3%	4/30/20	45,216	45,008	45,047
Spencer Gifts LLC	(r)(s)	Retailing	L+425	1.0%	7/16/21	14,530	13,786	13,895
SSC (Lux) Limited S.a r.l.	(f)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	60,820	60,820	61,428
Strike LLC	(r)(s)	Energy	L+800	1.0%	11/30/22	3,155	3,092	3,159
Sungard Availability Services Capital Inc	(f)(h)(r)(s)	Software & Services	L+700	1.0%	9/30/21	29,092	28,129	24,845
Sungard Availability Services Capital Inc	(r)	Software & Services	L+1000	1.0%	10/1/22	2,404	2,295	2,333
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	9,728	9,120	9,185
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	2,265	2,123	2,138
Swift Worldwide Resources Holdco Ltd		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,228	17,228	17,228
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	44,220	43,784	43,778
Trace3 Inc	(f)(g)	Diversified Financials	L+675	1.0%	8/5/24	37,578	37,578	37,202
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	67,908	67,397	65,796
Vivint Inc	(r)(s)	Commercial & Professional Services	L+500		4/1/24	13,215	12,842	12,880
Warren Resources Inc	(g)(t)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,176	6,176	6,176
West Corp	(r)(s)	Software & Services	L+350	1.0%	10/10/24	522	478	478
West Corp	(r)(s)	Software & Services	L+400	1.0%	10/10/24	15,811	14,507	14,566
Westbridge Technologies Inc	(r)(s)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	25,441	25,470	25,505
York Risk Services Group Inc	(r)(s)	Insurance	L+375	1.0%	10/1/21	7,619	7,146	7,145
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	63,559
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,254
Total Senior Secured Loans—First Lien							2,769,596	2,726,860
Unfunded Loan Commitments							(87,456)	(87,456)
Net Senior Secured Loans—First Lien							2,682,140	2,639,404
Senior Secured Loans—Second Lien—13.3%
Advantage Sales & Marketing Inc	(r)(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,447	3,496
American Bath Group LLC	(r)(s)	Capital Goods	L+975	1.0%	9/30/24	314	312	312
Ammeraal Beltech Holding BV	(i)	Capital Goods	L+800		7/27/26	44,463	43,592	43,505
Arena Energy LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	3,744	3,744	3,733
Bellatrix Exploration Ltd	(i)(j)	Energy	8.5%		7/26/23	1,248	1,248	1,244
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	$9,000	$8,151	$7,958
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,939	5,939	5,828
CDS US Intermediate Holdings Inc	(f)(i)(r)(s)	Media	L+825	1.0%	7/10/23	18,000	16,110	15,030
Centric Group LLC	(r)(s)	Retailing	L+800	1.0%	2/1/24	2,215	2,176	2,184
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(k)(l)(r)	Media	L+750	1.3%	12/21/20	1,500	1,340	60
Fairway Group Holdings Corp	(k)(l)(r)(t)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	3,941	3,436	—
Grocery Outlet Inc	(r)(s)	Food & Staples Retailing	L+725		10/22/26	271	270	269
Gruden Acquisition Inc	(h)(r)	Transportation	L+850	1.0%	8/18/23	10,000	9,703	10,025
Jazz Acquisition Inc	(r)(s)	Capital Goods	L+675	1.0%	6/19/22	4,498	4,317	4,206
LBM Borrower LLC	(r)(s)	Capital Goods	L+925	1.0%	8/20/23	19,910	19,437	19,512
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	2,772	2,747	2,655
OPE Inmar Acquisition Inc	(r)(s)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,850
Paradigm Acquisition Corp	(r)(s)	Health Care Equipment & Services	L+750		10/26/26	190	190	190
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,177	7,132
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,408	39,406
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,145	15,149
Sequa Corp	(r)(s)	Materials	L+900	1.0%	4/28/22	5,204	4,905	4,944
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+950		8/2/26	2,826	2,402	2,501
SMG/PA	(r)(s)	Consumer Services	L+700		1/23/26	942	928	931
Spencer Gifts LLC	(g)(h)(r)	Retailing	L+825	1.0%	6/29/22	37,000	36,963	31,635
TierPoint LLC	(r)(s)	Software & Services	L+725	1.0%	5/5/25	7,000	6,589	6,646
Titan Energy LLC	(g)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	44,037	33,111	4,096
UTEX Industries Inc	(r)	Energy	L+725	1.0%	5/20/22	1,273	1,269	1,101
Winebow Group LLC/The	(r)(s)	Food & Staples Retailing	L+750	1.0%	1/2/22	4,912	2,456	2,701
WireCo WorldGroup Inc	(r)(s)	Capital Goods	L+900	1.0%	9/30/24	606	605	608
Total Senior Secured Loans—Second Lien							333,989	293,590
Unfunded Loan Commitments							(1,248)	(1,248)
Net Senior Secured Loans—Second Lien							332,741	292,342

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—4.3%
Akzo Nobel Specialty Chemicals	(e)(i)(r)	Materials	8.0%		10/1/26	$2,288	$2,288	$2,142
APTIM Corp	(r)	Diversified Financials	7.8%		6/15/25	13,174	13,174	9,963
Avantor Inc	(r)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,361	1,361	1,339
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(e)(r)	Consumer Services	7.3%		5/1/25	54	56	56
Diamond Resorts International Inc	(h)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	11,544
DJO Finance LLC/DJO Finance Corp	(e)(r)	Health Care Equipment & Services	8.1%		6/15/21	4,580	4,611	4,729
Genesys Telecommunications Laboratories Inc	(r)	Technology Hardware & Equipment	10.0%		11/30/24	1,409	1,556	1,482
Global A&T Electronics Ltd	(i)(r)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	7,120	7,181	6,319
JC Penney Corp Inc	(e)(i)(r)	Retailing	5.7%		6/1/20	143	133	115
JW Aluminum Co	(r)	Materials	10.3%		6/1/26	759	759	757
Lycra	(e)(i)(r)	Consumer Durables & Apparel	7.5%		5/1/25	4,284	4,320	4,032
Numericable-SFR	(e)(i)(r)	Software & Services	8.1%		2/1/27	1,767	1,767	1,674
Pattonair Holdings Ltd	(e)(i)	Capital Goods	9.0%		11/1/22	4,660	4,821	4,708
Ply Gem Holdings Inc	(e)(r)	Capital Goods	8.0%		4/15/26	3,697	3,611	3,401
Sorenson Communications LLC	(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,634	11,702
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,685	1,685	1,674
Talos Production LLC	(r)	Energy	11.0%		4/3/22	4,500	4,698	4,376
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,536
Vivint Inc	(e)(r)	Commercial & Professional Services	7.6%		9/1/23	8,911	8,142	7,292
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,753	12,210
Total Other Senior Secured Debt							102,348	95,337
Subordinated Debt—15.8%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(e)(r)	Energy	10.0%		4/1/22	19,500	19,500	19,957
Avantor Inc	(g)(h)(r)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	52,500	52,502	52,533
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	292	292	292
Calumet Specialty Products	(e)(i)(r)	Energy	7.8%		4/15/23	10,300	10,252	8,000
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Canbriam Energy Inc	(e)(i)(r)	Energy	7.8%		4/15/23	$18,550	$18,517	$16,278
CEC Entertainment Inc	(g)(r)	Consumer Services	8.0%		2/15/22	37,261	36,294	33,535
ClubCorp Club Operations Inc	(e)(r)	Consumer Services	8.5%		9/15/25	12,478	12,036	11,230
Diamond Resorts International Inc	(e)(r)	Consumer Services	10.8%		9/1/24	3,453	3,615	3,117
Eclipse Resources Corp	(e)(i)(r)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Exterran Energy Solutions LP/EES Finance Corp	(i)(r)	Energy	8.1%		5/1/25	4,114	4,114	3,966
Great Lakes Dredge & Dock Corp	(e)(i)(r)	Capital Goods	8.0%		5/15/22	4,896	4,899	4,978
Intelsat Jackson Holdings SA	(e)(i)	Media	5.5%		8/1/23	3,577	3,240	3,145
Ken Garff Automotive LLC	(e)(r)	Retailing	7.5%		8/15/23	4,039	4,048	4,009
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+650	4.5%	9/15/25	39,750	39,750	38,907
LifePoint Hospitals Inc	(e)(r)	Health Care Equipment & Services	9.8%		12/1/26	6,248	6,248	5,953
Logan’s Roadhouse Inc	(k)	Consumer Services			11/1/24	1,317	1,304	1,303
PF Chang’s China Bistro Inc	(g)(h)(r)	Consumer Services	10.3%		6/30/20	43,108	42,908	39,363
PriSo Acquisition Corp	(e)(g)(r)	Capital Goods	9.0%		5/15/23	47,859	47,559	48,906
Quorum Health Corp	(e)(r)	Health Care Equipment & Services	11.6%		4/15/23	2,816	2,806	2,684
Sorenson Communications LLC	(g)(r)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,244	9,208
SRS Distribution Inc	(e)(r)	Capital Goods	8.3%		7/1/26	13,222	13,087	12,164
Stars Group Holdings BV	(e)(i)(r)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,692
Sungard Availability Services Capital Inc	(g)(r)	Software & Services	8.8%		4/1/22	16,400	12,880	3,676
Surgery Partners Holdings LLC	(e)(r)	Health Care Equipment & Services	6.8%		7/1/25	2,215	2,113	1,918
Team Health Inc	(e)(r)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,187	7,553
Vertiv Group Corp	(e)(r)	Technology Hardware & Equipment	9.3%		10/15/24	18,690	18,316	16,634
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	8.8%		12/1/20	4,406	4,135	4,202
York Risk Services Group Inc	(g)(h)(r)	Insurance	8.5%		10/1/22	36,050	34,162	25,235
Total Subordinated Debt							423,927	389,417
Unfunded Loan Commitments							(39,750)	(39,750)
Net Subordinated Debt							384,177	349,667

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—7.3%
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	$1,061	$1,045
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,267	6,175	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$65,587	64,612	65,587
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$15,402	15,181	15,402
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,976	1,942	1,976
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$11,270	11,108	11,270
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$5,622	5,539	5,622
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1,314	1,295	1,314
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$16,960	16,709	16,960
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$10,503	10,348	10,503
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15,523	15,294	15,523
NewStar Clarendon 2014-1A Class Subord. B	(i)	Diversified Financials	L+435		1/25/27	$730	698	727
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	13.2%		1/25/27	$8,310	5,310	5,928
Total Asset Based Finance							158,720	161,624

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—4.3%
5 Arch Income Fund 2, LLC, Common Stock	(i)(m)	Diversified Financials				56,000	$1,381	$2,800
All Systems Holding LLC, Common Stock		Commercial & Professional Services				60	581	670
Altus Power America Inc, Common Stock	(k)	Energy				462,008	462	81
ASG Technologies, Warrants	(k)	Software & Services			6/27/22	48,325	1,377	1,403
Aspect Software Inc, Common Stock	(k)(t)	Software & Services				108,806	28,097	—
ATX Networks Corp, Common Stock	(i)(k)	Technology Hardware & Equipment				83,488	134	65
Australis Maritime, Private Equity	(i)(k)	Transportation				966	966	966
Byrider Finance LLC, Common Stock	(k)	Automobiles & Components				278	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(k)(m)	Energy				75,000	75	32
CSafe Global, Common Stock	(k)	Capital Goods				173,900	174	243
Empire Today LLC, Common Stock	(k)	Retailing				206	614	595
Fairway Group Holdings Corp, Common Stock	(k)(t)	Food & Staples Retailing				71,465	2,296	—
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				11,429	11	5
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				1,131,428	1,131	504
Global Jet Capital LLC, Preferred Stock	(k)	Commercial & Professional Services				34,893,581	34,894	4,885
Global Jet Capital LLC, Preferred Stock	(i)(k)	Commercial & Professional Services				7,590,835	7,591	1,063
Harvest Oil & Gas Corp, Common Stock	(k)(r)	Energy				59,445	1,308	1,069
Harvey Industries Inc, Common Stock	(k)	Capital Goods				2,000,000	2,000	4,050
HM Dunn Co Inc, Preferred Stock, Series A	(k)(t)	Capital Goods				1,929	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(k)(t)	Capital Goods				1,929	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(k)(m)	Materials				220,619	221	132
JHC Acquisition LLC, Common Stock	(k)	Capital Goods				8,068	8,068	10,831
JSS Holdings Ltd, Net Profits Interest	(k)	Capital Goods				—	—	426
JW Aluminum Co, Common Stock	(k)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/2025	1,087	4,836	9,041
North Haven Cadence Buyer Inc, Common Equity	(k)	Consumer Services				833,333	833	1,271
Power Distribution Inc, Common Stock	(k)	Capital Goods				923,077	923	485
Ridgeback Resources Inc, Common Stock	(i)(k)(q)	Energy				827,156	5,082	4,092
Sequential Brands Group Inc., Common Stock	(k)(r)	Consumer Durables & Apparel				125,391	1,693	100
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
SSC (Lux) Limited S.a r.l., Common Stock	(i)(k)	Health Care Equipment & Services				113,636	$2,273	$2,784
Sunnova Energy Corp, Common Stock	(k)	Energy				577,086	2,166	—
Sunnova Energy Corp, Preferred Stock	(k)	Energy				105,341	561	578
Templar Energy LLC, Common Stock	(k)(m)(r)	Energy				129,829	1,103	81
Templar Energy LLC, Preferred Stock	(k)(r)	Energy				86,061	859	258
Titan Energy LLC, Common Stock	(k)(r)	Energy				72,739	2,299	22
Trace3 Inc, Common Stock		Diversified Financials				7,725	77	143
Warren Resources Inc, Common Stock	(k)(t)	Energy				998,936	4,695	2,347
White Star Petroleum LLC	(k)(m)	Energy				1,738,244	1,477	565
Zeta Interactive Holdings Corp, Preferred Stock, Series E - 1	(k)	Software & Services				1,051,348	8,357	11,053
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	9,862
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/2027	143,435	—	407
Total Equity/Other							136,972	72,909
TOTAL INVESTMENTS—163.6%							$3,797,098	3,611,283
LIABILITIES IN EXCESS OF OTHER ASSETS—(63.6%)								(1,404,312)
NET ASSETS—100.0%								$2,206,971

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(i)	$145,371	$(22,062)
A summary of outstanding financial instruments as of December 31, 2018 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2019. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, the Company recognized $6,095 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. As of March 31, 2019, the Company’s derivative instruments included interest rate swaps.
Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	2,822,761	$21,878	2,919,541	$24,279
Share Repurchase Program	(2,899,470)	(22,471)	(2,986,249)	(24,935)
Net Proceeds from Share Transactions	(76,709)	$(593)	(66,708)	$(656)
During the period from April 1, 2019 to May 10, 2019, the Company issued 915,914 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $7,098 and at an average price per share of $7.75. For additional information regarding the terms of the DRP, see Note 5.
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
The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935
Fiscal 2019
December 31, 2018	January 2, 2019	2,899,470	16%	1.00%	$7.75	$22,471
On April 1, 2019, the Company repurchased 2,822,753 shares of common stock (representing 13% of the shares of common stock tendered for repurchase and 0.97% of the shares outstanding as of such date) at $7.75 per share for aggregate consideration totaling $21,876.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the investment advisory and administrative services agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest, and may be taken in such other quarter as the Advisor determines. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory and administrative services agreement.
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
Pursuant to the investment advisory and administrative services agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the investment advisory and administrative services agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC III Advisor investment advisory and administrative services

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

agreement were substantially similar to the administrative services provisions of the investment advisory and administrative services agreement.
The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement, as applicable, during the three months ended March 31, 2019 and 2018:
Related Party	Source Agreement	Description	Three Months Ended March 31,
			2019	2018
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$14,870	$16,693
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$12,108	$1,623
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$738	$854

(1)
FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amount shown for the three months ended March 31, 2018 is net of waivers of  $2,385. During the three months ended March 31, 2019 and 2018, $13,300 and $17,015, respectively, in base management fees were paid to the Advisor and/or FSIC III Advisor. As of March 31, 2019, $14,870 in base management fees were payable to the Advisor.

(2)
During the three months ended March 31, 2019 and 2018, $9,525 and $14,487, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FSIC III Advisor. As of March 31, 2019, a subordinated incentive fee on income of $12,108 was payable to the Advisor.

(3)
During the three months ended March 31, 2019 and 2018, $444 and $668, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $66 for the three months ended March 31, 2019. The Company paid $646 and $465 in administrative services expenses to FSIC III Advisor and the Advisor during the three months ended March 31, 2019 and 2018, respectively.

Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation IV and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2018.
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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17499	$50,490
Fiscal 2019
March 31, 2019	$0.17499	$50,467
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On February 19, 2019 and April 30, 2019, the Company’s board of directors declared regular monthly cash distributions for April 2019 through June 2019 and July 2019 through September 2019, respectively, each in the amount of  $0.058331 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the three months ended March 31, 2019 and 2018 was funded through the reimbursement of operating expenses by FS Investments.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2019 and 2018:
Three Months Ended March 31,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	50,467	100%	50,490	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$50,467	100%	$50,490	100%

(1)
During the three months ended March 31, 2019 and 2018, 93.2% and 91.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.8% and 1.0%, respectively, was attributable to non-cash accretion of discount and 5.0% and 7.6%, respectively, was attributable to PIK interest.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the three months ended March 31, 2019 and 2018 was $51,311 and $52,104, respectively. As of March 31, 2019 and December 31, 2018, the Company had $6,920 and $6,076, respectively, of undistributed net investment income and $138,493 and $96,629, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
GAAP-basis net investment income	$46,811	$48,056
Reclassification of unamortized original issue discount and prepayment fees	(440)	(1,089)
Tax-basis net investment income portion of total return swap payments	3,411	3,674
Accretion of discount on total return swap	87	362
Other miscellaneous differences	1,442	1,101
Tax-basis net investment income	$51,311	$52,104

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
As of March 31, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	March 31, 2019 (Unaudited)	December 31, 2017
Distributable ordinary income	$6,920	$6,076
Accumulated capital losses(1)	(138,493)	(96,629)
Other temporary differences	(169)	(172)
Net unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps and gain/loss on foreign currency(2)	(181,428)	(229,111)
Total	$(313,170)	$(319,836)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $6,733 and $131,760, respectively.

(2)
As of March 31, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments, secured borrowing and TRS and gain on foreign currency was $160,460 and $129,945, respectively, and the gross unrealized depreciation on the Company’s investments, secured borrowing and TRS and loss on foreign currency was $341,888 and $359,056, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,843,438 and $3,815,892 as of March 31, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(171,880) and $(204,609) as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, the Company had a deferred tax asset of $1,444 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, net operating loss carryforward and capital loss carryforward. As of March 31, 2019, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax assets, therefore, the deferred tax assets were offset by valuation allowance of $1,444, respectively. For the three months ended March 31, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,750,772	$2,702,523	74%	$2,682,140	$2,639,404	73%
Senior Secured Loans—Second Lien	358,353	323,371	9%	332,741	292,342	8%
Other Senior Secured Debt	83,604	80,474	2%	102,348	95,337	3%
Subordinated Debt	344,105	326,594	9%	384,177	349,667	10%
Asset Based Finance	161,410	163,744	4%	158,720	161,624	4%
Equity/Other	111,718	74,852	2%	136,972	72,909	2%
Total	$3,809,962	$3,671,558	100%	$3,797,098	$3,611,283	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9. The investments underlying the TRS had a notional amount and market value of  $123,158 and $120,812, respectively, as of March 31, 2019 and $145,371 and $141,279, respectively, as of December 31, 2018.
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,850,487	$2,800,102	74%	$2,804,068	$2,757,436	74%
Senior Secured Loans—Second Lien	381,796	346,604	9%	356,184	315,589	8%
Other Senior Secured Debt	83,604	80,474	2%	102,348	95,337	3%
Subordinated Debt	344,105	326,594	9%	384,177	349,667	9%
Asset Based Finance	161,410	163,744	4%	158,720	161,624	4%
Equity/Other	111,718	74,852	2%	136,972	72,909	2%
Total	$3,933,120	$3,792,370	100%	$3,942,469	$3,752,562	100%

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
As of March 31, 2019, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of March 31, 2019, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (s) to the unaudited consolidated schedule of investments as of March 31, 2019 in this quarterly report on Form 10-Q.
As of December 31, 2018, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2018, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (t) to the consolidated schedule of investments as of December 31, 2018 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of  $110,981 and unfunded equity commitments of  $47. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $128,454 and unfunded equity commitments of  $47. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2019 and audited consolidated schedule of investments as of December 31, 2018.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$16,862	0%	$16,020	0%
Capital Goods	747,595	20%	732,433	20%
Commercial & Professional Services	351,452	10%	317,113	9%
Consumer Durables & Apparel	150,097	4%	150,949	4%
Consumer Services	156,702	4%	170,264	5%
Diversified Financials	294,377	8%	317,165	9%
Energy	179,531	5%	188,262	5%
Food & Staples Retailing	113,338	3%	13,191	0%
Food, Beverage & Tobacco	81,148	2%	81,786	2%
Health Care Equipment & Services	497,923	14%	418,167	12%
Insurance	40,070	1%	35,035	1%
Materials	121,372	3%	119,891	3%
Media	189,959	5%	201,352	6%
Pharmaceuticals, Biotechnology & Life Sciences	56,897	2%	53,872	1%
Retailing	173,963	5%	149,864	4%
Semiconductors & Semiconductor Equipment	—	—	6,319	0%
Software & Services	325,156	9%	454,517	13%
Technology Hardware & Equipment	61,289	2%	93,380	3%
Telecommunication Services	96,935	3%	73,840	2%
Transportation	16,892	0%	17,863	1%
Total	$3,671,558	100%	$3,611,283	100%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2019 and December 31, 2018:
		Fair Value
Derivative Instrument	Statement Location	March 31, 2019	December 31, 2018
Interest rate swaps	Unrealized appreciation on interest rate swaps	$—	$—
Interest rate swaps	Unrealized depreciation on interest rate swaps	$(8,608)	$(2,614)
Total		$(8,608)	$(2,614)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2019 and 2018 are in the following locations in the consolidated statements of operations:
		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2019	2018
Interest rate swaps	Net realized gains (losses) on interest rate swaps	$—	$—
Total		$—	$—

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2019	2018
Interest rate swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(5,994)	$—
Total		$(5,994)	$—

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2019 and December 31, 2018:
As of March 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
ING Capital Markets	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$4,775	$—	$—	$4,775	$—
ING Capital Markets	3,833	—	—	3,833	—
Total	$8,608	$—	$—	$8,608	$—

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$2,614	$—	$—	$—	$2,614
	$2,614	$—	$—	$—	$2,614

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

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
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.
As of March 31, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:
As of March 31, 2019
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(3,044)	$(3,044)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(1,731)	(1,731)
ING Capital Markets	$150,000	3-Month LIBOR	2.59%	1/14/2024	—	(1,353)	(1,353)
ING Capital Markets	$150,000	3-Month LIBOR	2.62%	1/14/2022	—	(2,480)	(2,480)
					$—	$(8,608)	$(8,608)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

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
As of March 31, 2019 and December 31, 2018, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2019 (Unaudited)		December 31, 2018
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$1,164	$—	$1,191	$—
Level 2—Significant other observable inputs	881,410	—	1,013,082	—
Level 3—Significant unobservable inputs	2,788,984	(910)	2,597,010	(22,062)
Total	$3,671,558	$(910)	$3,611,283	$(22,062)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of March 31, 2019 and December 31, 2018, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2019 (Unaudited)		December 31, 2018
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(8,608)	—	(2,614)
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(8,608)	$—	$(2,614)

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
The following is a reconciliation for the three months ended March 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,191,650	$164,009	$7,496	$852	$161,624	$71,379	$2,597,010
Accretion of discount (amortization of premium)	239	76	—	—	—	8	323
Net realized gain (loss)	(4,694)	—	—	—	24	(28,922)	(33,592)
Net change in unrealized appreciation (depreciation)	(1,327)	205	104	1,175	(570)	27,276	26,863
Purchases	283,282	54,890	—	27,722	47	4,327	370,268
Paid-in-kind interest	601	303	25	29	3,464	350	4,772
Sales and repayments	(174,797)	—	—	—	(845)	(1,018)	(176,660)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$2,294,954	$219,483	$7,625	$29,778	$163,744	$73,400	$2,788,984
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(7,210)	$205	$104	$331	$(272)	$568	$(6,274)

	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$552,320	$143,418	$95,962	$3,335,861
Accretion of discount (amortization of premium)	355	217	13	548	—	—	1,133
Net realized gain (loss)	(3,317)	(3,199)	(1,064)	(14,396)	—	—	(21,976)
Net change in unrealized appreciation (depreciation)	(8,067)	(9,232)	(809)	(7,761)	(1,117)	(605)	(27,591)
Purchases	137,699	9,849	11,525	6,623	—	12,154	177,850
Paid-in-kind interest	635	420	96	—	4,972	265	6,388
Sales and repayments	(119,274)	(7,005)	(11,933)	(18,744)	(162)	(19)	(157,137)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$2,230,475	$252,289	$58,306	$518,590	$147,111	$107,757	$3,314,528
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(9,076)	$(11,278)	$(1,353)	$(17,925)	$(1,119)	$164	$(40,587)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31,
	2019	2018
Fair value at beginning of period	$(22,062)	$(3,756)
Amortization of premium (accretion of discount)	—	—
Net realized gain (loss)	(15,004)	5,285
Net change in unrealized appreciation (depreciation)	21,152	2,196
Proceeds	—	—
Sales and repayments	15,004	(5,285)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(910)	$(1,560)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing and the total return swap still held at the reporting date	$21,152	$2,196

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at March 31, 2019 (Unaudited)(1)	Valuation Techniques(2)	Primary Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$2,249,914	Discounted Cash Flow	Discount Rate	8.06% – 16.73% (9.87%)	Decrease
	183,250	Waterfall	EBITDA Multiple	0.13x – 8.25x (1.62x)	Increase
	85,577	Cost
	3,321	Other(5)
Subordinated Debt	29,678	Discounted Cash Flow	Discount Rate	11.58% – 19.75% (11.74%)	Decrease
	100	Waterfall	EBITDA Multiple	10.64x – 10.64x (10.64x)	Increase
Asset Based Finance	158,207	Waterfall	EBITDA Multiple	1.03x – 12.00x (1.10x)	Increase
	5,537	Indicative Dealer Quotes		99.71% – 99.71% (99.71%)	Increase
Equity/Other	41,756	Waterfall	EBITDA Multiple	1.00x – 14.50x (6.23x)	Increase
	424	Option Pricing Model	Equity Illiquidity Discount	15.00% – 15.00% (15.00%)	Decrease
	3,957	Cost
	27,263	Other(5)
Total	$2,788,984
Total Return Swap	$(910)	Indicative Dealer Quotes		88.42% – 99.50% (96.87%)	Increase

(1)
Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)
For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative broker quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

(3)
Weighted average amounts are based on the estimated fair values.

(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)
Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,957,628	Market Comparables	Market Yield (%)	6.9% – 16.8%	10.8%
			EBITDA Multiples (x)	5.3x – 9.5x	6.9x
			Revenue Multiples (x)	0.1x – 0.1x	0.1x
	150,621	Other(2)	Other(2)	N/A	N/A
	83,401	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans—Second Lien	120,507	Market Comparables	Market Yield (%)	8.9% – 15.0%	12.0%
	4,096	Other(2)	Other(2)	N/A	N/A
	39,406	Cost	Cost	98.5% – 98.5%	98.5%
Other Senior Secured Debt	7,496	Market Comparables	Market Yield (%)	8.2% – 13.6%	10.3%
Subordinated Debt	852	Market Comparables	Market Yield (%)	12.0% – 20.0%	15.1%
			EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Asset Based Finance	154,969	Market Comparables	Market Yield (%)	17.7% – 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	6,655	Market Quotes	Indicative Dealer Quotes	71.3% – 99.6%	61.9%
Equity/Other	42,939	Market Comparables	Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x – 14.3x	7.4x
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
			Production Multiples (Mboe/d)	$31,250.0 – $38,750.0	$35,795.1
			Proved Reserves Multiples (Mmboe)	$7.0 – $13.8	$12.3
			PV-10 Multiples (x)	0.8x – 1.3x	0.9x
	426	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	27,048	Other(2)	Other(2)	N/A	N/A
	966	Cost	Cost	100.0% – 100.0%	100.0%
Total	$2,597,010
Total Return Swap	$(22,062)	Market Quotes	Indicative Dealer Quotes	89.1% – 100.0%	95.9%

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2019 are discussed below.
	As of March 31, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$52,500	$197,500	June 15, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.00%	300,000	200,000	February 26, 2024
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	400,000	—	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(3)	494,230(4)	155,770	August 9, 2023
Total			$1,546,730	$553,270
Citibank Total Return Swap	Total Return Swap	L+1.55%	$123,158	$26,842	N/A(5)
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	June 15, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	269,000	81,000	September 22, 2019
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	340,000	60,000	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% – 2.25%(3)	290,594(6)	359,406	August 9, 2023
Total			$1,199,594	$750,406
Citibank Total Return Swap	Total Return Swap	L+1.55%	$145,371	$4,629	N/A(5)

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

(4)
Amount includes borrowings in U.S. dollars, Canadian dollars and Euros. Canadian dollar balance outstanding of CAD $37,100 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 and Euro balance outstanding of  €1,300 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

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

(6)
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

For the three months ended March 31, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended March 31,
	2019			2018
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$869	$—	$869	$1,593	$—	$1,593
Deutsche Bank Credit Facility	4,104	134	4,238	3,682	230	3,912
JPM Credit Facility	5,170	146	5,316	4,354	36	4,390
Goldman Facility	3,924	98	4,022	3,121	98	3,219
Capital One Credit Facility	—	—	—	1,510	68	1,578
Senior Secured Revolving Credit Facility	6,887	233	7,120	—	—	—
Total	$20,954	$611	$21,565	$14,260	$432	$14,692

(1)
Borrowings of each of the Company’s wholly-owned financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense may include the effect of non-usage fees, administration fees and/or make-whole fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $1,620,003 and 5.17%, respectively. As of March 31, 2019, the Company’s weighted average effective interest rate on borrowings was 5.14%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2019 and December 31, 2018.
Deutsche Bank Credit Facility
On February 19, 2019, Dunlap Funding LLC, the Company’s wholly-owned special purpose financing subsidiary, entered into an Omnibus Amendment to the revolving credit facility, or the Deutsche Bank Credit Facility, originally entered into on December 2, 2014 with deutsche bank AG, New York Branch, to, among other things, increase the committed facility amount to $500,000, extend the end of the revolving period to February 26, 2022, extend the maturity date to February 26, 2024, decrease the interest rate to, during the revolving period, 2.00% per annum, and after the revolving period, 2.10% per annum, in each case, plus three-month LIBOR (or the relevant reference rate for any foreign currency borrowings), and decrease the non-usage fee to 0.25%.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of March 31, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after June 30, 2019, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank.	$(910)
As of March 31, 2019 and December 31, 2018, the fair value of the TRS was $(910) and $(22,062), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of March 31, 2019 and December 31, 2018, the receivable due on the TRS was $0 and $1,071, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of March 31, 2019 and December 31, 2018, the payable due on the TRS was $15,250 and $0, respectively, which is reflected in the Company’s consolidated balance sheets as payable due on total return swap. As of March 31, 2019 and December 31, 2018, the Company posted $46,915 and $128,764, respectively, in cash collateral held by Citibank (of which only $45,181 and $119,616, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of March 31, 2019 and December 31, 2018.
For the three months ended March 31, 2019 and 2018, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $(15,004) and $5,285, respectively, and unrealized appreciation (depreciation) on total return swap of  $21,152 and $2,196, respectively, which are reflected in the Company’s consolidated statements of operations.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2019:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group LLC(4)	Capital Goods	L+975	1.0%	9/30/24	$2,471	$2,673	$202
ATX Networks Corp(3)(4)	Technology Hardware & Equipment	L+600, 1.00% PIK (1.00% Max PIK)	1.0%	6/11/21	6,487	6,374	(113)
Brand Energy & Infrastructure Services Inc(4)	Capital Goods	L+425	1.0%	6/21/24	4,459	4,223	(236)
Caprock Midstream LLC(4)	Energy	L+475		11/3/25	3,705	3,544	(161)
Centric Group LLC(4)	Retailing	L+800	1.0%	2/1/24	1,800	1,742	(58)
CSM Bakery Products(4)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	4,037	3,978	(59)
Diamond Resorts International Inc(4)	Consumer Services	L+375	1.0%	9/2/23	11,164	10,559	(605)
Eagleclaw Midstream Ventures LLC(4)	Energy	L+425	1.0%	6/24/24	4,772	4,628	(144)
Foresight Energy LLC(3)(4)	Materials	L+575	1.0%	3/28/22	7,500	7,353	(147)
Grocery Outlet Inc(4)	Food & Staples Retailing	L+725		10/22/26	2,298	2,298	—
Ivanti Software Inc(4)	Software & Services	L+425	1.0%	1/20/24	6,598	6,556	(42)
Jo-Ann Stores Inc(4)	Retailing	L+500	1.0%	10/20/23	2,733	2,697	(36)
LBM Borrower LLC(4)	Capital Goods	L+925	1.0%	8/20/23	10,000	9,749	(251)
NaviHealth Inc.(4)	Health Care Equipment & Services	L+500		8/1/25	8,466	8,717	251
Navistar Inc(3)(4)	Automobiles & Components	L+350		11/6/24	8,599	8,589	(10)
P2 Energy Solutions, Inc.(4)	Software & Services	L+400	1.0%	10/30/20	2,008	2,133	125
PAE Holding Corp	Capital Goods	L+550	1.0%	10/20/22	83	82	(1)
Paradigm Acquisition Corp(4)	Health Care Equipment & Services	L+750		10/26/26	1,618	1,606	(12)
Sequa Corp(4)	Materials	L+500	1.0%	11/28/21	9,132	9,029	(103)
SI Group Inc(4)	Materials	L+475		10/15/25	1,319	1,361	42
SIRVA Worldwide Inc(4)	Commercial & Professional Services	L+550		8/2/25	2,758	2,723	(35)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	75	73	(2)
Vivint Inc(4)	Commercial & Professional Services	L+500		4/1/24	7,358	7,149	(209)
West Corp(4)	Software & Services	L+350	1.0%	10/10/24	4,437	4,104	(333)
West Corp(4)	Software & Services	L+400	1.0%	10/10/24	4,025	3,707	(318)
WireCo WorldGroup Inc(4)	Capital Goods	L+900	1.0%	9/30/24	5,256	5,165	(91)
Total					$123,158	$120,812	(2,346)
Total TRS Accrued Income and Liabilities:							1,436
Total TRS Fair Value:							$(910)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, three-month LIBOR was 2.60%.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2019, the Company’s unfunded commitments consisted of the following:
Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$3,958
Altus Power America Inc	140
Apex Group Limited	1,905
Apex Group Limited	4,938
Aspect Software Inc	2,422
Conservice LLC	5,031
CSafe Global	1,652
Eagle Family Foods Inc	3,474
Fairway Group Holdings Corp	1,024
JHC Acquisition LLC	21,787
Kodiak BP LLC	10,871
Lazard Global Compounders Fund	19,118
Lipari Foods LLC	21,437
North Haven Cadence Buyer Inc	750
North Haven Cadence Buyer Inc	83
Zeta Interactive Holdings Corp	11,143
Senior Secured Loans—Second Lien
Bellatrix Exploration Ltd	1,248
Total unfunded loans	$110,981
Unfunded equity commitments	$47

(1)
May be commitments to one or more entities affiliated with the named company.

As of March 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(1,527). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2019, the Company’s unfunded equity commitments have a fair value of zero.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and the year ended December 31, 2018:
	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.60	$8.22
Results of operations(2)
Net investment income	0.16	0.63
Net realized gain (loss) and unrealized appreciation (depreciation)	0.03	(0.55)
Net increase (decrease) in net assets resulting from operations	0.19	0.08
Stockholder distributions(3)
Distributions from net investment income	(0.17)	(0.70)
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$7.62	$7.60
Shares outstanding, end of period	290,276,971	290,353,680
Total return(6)	2.54%	0.71%
Total return (without assuming reinvestment of distributions)(6)	2.50%	0.97%
Ratio/Supplemental Data:
Net assets, end of period	$2,212,657	$2,206,971
Ratio of net investment income to average net assets(7)	8.48%	7.84%
Ratio of operating expenses to average net assets(7)	9.23%	7.38%
Ratio of net operating expenses to average net assets(7)	9.23%	7.27%
Portfolio turnover(8)	9.69%	38.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,624,707	$1,225,349
Asset coverage per unit(9)	2.36	2.80

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

(6)
The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. Total return based on net asset value does not

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounter competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2019 are annualized. Annualized ratios for the three months ended March 31, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	2.19%	1.52%
Ratio of interest expense to average net assets	3.91%	2.84%
(8)
Portfolio turnover for the three months ended March 31, 2019 is not annualized.

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

•
actual and potential conflicts of interest with the other funds advised by the Advisor, their respective current or future investment advisers or any of their affiliates;

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
On April 9, 2018, GDFM resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the investment advisory and administrative services agreement with the Advisor, which replaced an investment advisory and administrative services agreement, or the FSIC III Advisor investment advisory and administrative services agreement, with our former investment adviser, FSIC III Advisor.
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
We bear all other expenses of our operations and transactions, including all other expenses incurred by the Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.
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
Portfolio Investment Activity for the Three Months Ended March 31, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Purchases	$401,423	$1,684,215
Sales and Repayments	(357,765)	(1,298,121)
Net Portfolio Activity	$43,658	$386,094

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$313,106	78%	$1,279,118	76%
Senior Secured Loans—Second Lien	54,890	14%	197,719	12%
Other Senior Secured Debt	288	0%	61,043	3%
Subordinated Debt	28,764	7%	131,064	8%
Asset Based Finance	47	0%	245	0%
Equity/Other	4,328	1%	15,026	1%
Total	$401,423	100%	$1,684,215	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,750,772	$2,702,523	74%	$2,682,140	$2,639,404	73%
Senior Secured Loans—Second Lien	358,353	323,371	9%	332,741	292,342	8%
Other Senior Secured Debt	83,604	80,474	2%	102,348	95,337	3%
Subordinated Debt	344,105	326,594	9%	384,177	349,667	10%
Asset Based Finance	161,410	163,744	4%	158,720	161,624	4%
Equity/Other	111,718	74,852	2%	136,972	72,909	2%
Total	$3,809,962	$3,671,558	100%	$3,797,098	$3,611,283	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $123,158 and $120,812, respectively, as of March 31, 2019 and $145,371, and $141,279, respectively, as of December 31, 2018.
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,850,487	$2,800,102	74%	$2,804,068	$2,757,436	74%
Senior Secured Loans—Second Lien	381,796	346,604	9%	356,184	315,589	8%
Other Senior Secured Debt	83,604	80,474	2%	102,348	95,337	3%
Subordinated Debt	344,105	326,594	9%	384,177	349,667	9%
Asset Based Finance	161,410	163,744	4%	158,720	161,624	4%
Equity/Other	111,718	74,852	2%	136,972	72,909	2%
Total	$3,933,120	$3,792,370	100%	$3,942,469	$3,752,562	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:
	March 31, 2019	December 31, 2018
Number of Portfolio Companies	148	157
% Variable Rate Debt Investments (based on fair value)(1)(2)	78.0%	75.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	19.5%	21.3%
% Other Income Producing Investments (based on fair value)(3)	0.0%	0.4%
% Non-Income Producing Investments (based on fair value)(2)	1.8%	1.7%
% of Investments on Non-Accrual (based on fair value)	0.7%	0.7%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.1%	10.5%

(1)
“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)
Does not include investments on non-accrual status.

(3)
“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly cash distribution amount of  $0.058331 per share as of March 31, 2019 and our distribution reinvestment price of  $7.75 per share, the annualized distribution rate to stockholders as of March 31, 2019 was 9.03%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the three months ended March 31, 2019, our total return was 2.54% and our total return without assuming reinvestment of distributions was 2.50%.
Based on our regular monthly cash distribution amount of  $0.058331 per share as of December 31, 2018 and our distribution reinvestment price of  $7.75 per share as of December 31, 2018, the annualized distribution rate to stockholders was 9.03%. During the year ended December 31, 2018, our total return was 0.71% and our total return without assuming reinvestment of distributions was 0.97%.
Our weighted average annual yield on accruing debt investments may be higher than a stockholder’s yield on an investment in shares of our common stock. Our weighted average annual yield on accruing debt investments does not reflect operating expenses that may be incurred by us nor does it include all of our investments. In addition, our weighted average annual yield on accruing debt investments and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our weighted average annual yield on accruing debt investments, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.
Direct Originations
The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	March 31, 2019	December 31, 2018
Number of Portfolio Companies	66	64
% of Investments on Non-Accrual (based on fair value)	0.1%	0.2%
Total Cost of Direct Originations	$2,895,432	$2,666,284
Total Fair Value of Direct Originations	$2,797,486	$2,580,206
% of Total Investments, at Fair Value	76.2%	71.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.1%	10.4%

(1)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

Portfolio Composition by Industry Classification
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,257,444	61%	$2,119,219	59%
2	1,283,767	35%	1,372,565	38%
3	67,786	2%	75,146	2%
4	62,561	2%	44,353	1%
Total	$3,671,558	100%	$3,611,283	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues
Our investment income for the three months ended March 31, 2019 and 2018 was as follows:
	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$85,890	88%	$75,167	90%
Paid-in-kind interest income	4,843	5%	6,388	7%
Fee income	6,801	7%	2,261	3%
Dividend income	256	0%	—	—
Total investment income(1)	$97,790	100%	$83,816	100%

(1)
For the three months ended March 31, 2019 and 2018, such revenues represent $91,143 and $76,581, respectively, of cash income earned as well as $6,647 and $7,235, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 can be primarily attributed to the higher average invested balance during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in fee income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the increase of origination activity during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Expenses
Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Management fees	$14,870	$19,078
Subordinated income incentive fees	12,108	1,623
Administrative services expenses	738	854
Stock transfer agent fees	412	387
Accounting and administrative fees	258	277
Interest expense	21,565	14,692
Directors’ fees	95	450
Expenses associated with our independent audit and related fees	99	99
Legal fees	74	34
Printing fees	291	250
Other	469	401
Operating expenses	50,979	38,145
Management fee waiver	—	(2,385)
Net expenses	$50,979	$35,760

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
Ratio of operating expenses to average net assets	2.31%	1.61%
Ratio of management fee waiver to average net assets(1)	—	(0.10)%
Ratio of net operating expenses to average net assets	2.31%	1.51%
Ratio of incentive fees and interest expense to average net assets(1)	(1.53)%	(0.69)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.78%	0.82%

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

Net Investment Income
Our net investment income totaled $46,811 ($0.16 per share) and $48,056 ($0.17 per share) for the three months ended March 31, 2019 and 2018, respectively. The increase in net investment income for the three months ended March 31, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, TRS and foreign currency for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on investments(1)	$(37,441)	$(22,865)
Net realized gain (loss) on total return swap	(15,004)	5,285
Net realized gain (loss) on foreign currency	15	226
Total net realized gain (loss)	$(52,430)	$(17,354)

(1)
We sold investments and received principal repayments of  $164,714 and $193,051, respectively, during the three months ended March 31, 2019 and $95,274 and $66,621, respectively, during the three months ended March 31, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps and unrealized gain (loss) on foreign currency for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$47,411	$(27,268)
Net change in unrealized appreciation (depreciation) on total return swap	21,152	2,196
Net change in unrealized appreciation (depreciation) on interest rate swaps	(5,994)	—
Net change in unrealized gain (loss) on foreign currency	(204)	(41)
Total net change in unrealized appreciation (depreciation)	$62,365	$(25,113)

During the three months ended March 31, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by increased valuations in a few of our equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2019 and 2018, the net increase in net assets resulting from operations was $56,746 ($0.20 per share) and $5,589 ($0.02 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $64,066 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $46,915 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2019, we had $26,842 in capacity available under the TRS and $553,270 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of March 31, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2019, we had unfunded debt investments with aggregate unfunded commitments of  $110,981 and unfunded equity commitments of  $47. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2019:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$52,500	$197,500	June 15, 2019(2)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.00%	300,000	200,000	February 26, 2024
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	400,000	—	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(3)	494,230(4)	155,770	August 9, 2023
Total			$1,546,730	$553,270
Citibank Total Return Swap	Total Return Swap	L+1.55%	$123,158	$26,842	N/A(5)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 9 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. On September 18, 2018, Burholme Funding LLC gave notice of its intent to terminate the facility on June 15, 2019.

(3)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)
Amount includes borrowings in U.S. dollars, Canadian dollars and Euros. Canadian dollar balance outstanding of CAD $37,100 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 and Euro balance outstanding of  €1,300 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

(5)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to June 30, 2019, or by Citibank on or after June 30, 2019, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2019 and 2018 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under the distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17499	$50,490
Fiscal 2019
March 31, 2019	$0.17499	$50,467
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2019 and 2018.
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
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

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
For the three months ended March 31, 2019, we recognized $6,095 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2019.

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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC III Advisor during the three months ended March 31, 2018.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	June 15, 2019	$52,500	$52,500	—	—	—
Deutsche Bank Credit Facility(3)	February 26, 2024	$300,000	—	—	$300,000	—
JPM Credit Facility(4)	July 15, 2022	$400,000	—	—	$400,000	—
Goldman Facility(4)	July 15, 2019	$300,000	$300,000	—	—	—
Senior Secured Revolving Credit Facility(5)	August 9, 2023	$494,230	—	—	$494,230	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2019, $197,500 remained unused under the BNP Facility. The BNP Facility generally is terminable upon 270 days’ notice by either party. On September 18, 2018, Burholme Funding LLC gave notice of its intent to terminate the facility on June 15, 2019.

(3)
At March 31, 2019, $200,000 remained unused under the Deutsche Bank Credit facility.

(4)
At March 31, 2019, no amounts remained unused under the financing arrangement.

(5)
At March 31, 2019, $155,770 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Canadian dollars and Euros. Canadian dollar balance outstanding of CAD $37,100 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 and Euro balance outstanding of  €1,300 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands).

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 78.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 19.5% were debt investments paying fixed interest rates, while 0.0% were other income producing investments, 1.8% were non-income producing investments and the remaining 0.7% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $540 million. The interest rate swaps have quarterly settlement payments.
Pursuant to the terms of the TRS between Center City Funding and Citibank, Center City Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of  $150,000. Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, JPM credit facility and Goldman facility borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2019:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(29,089)	$(20,737)	$(8,351)	(3.1)%
No change	—	—	—	—
Up 100 basis points	$29,383	$20,737	$8,646	3.2%
Up 300 basis points	$90,001	$62,211	$27,790	10.4%
Up 500 basis points	$150,770	$103,686	$47,084	17.6%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2019, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

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
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2019.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2019, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	2,899,470	$7.75	2,899,470	(1)
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	2,899,470	$7.75	2,899,470	(1)

(1)
The maximum number of shares available for repurchase on January 2, 2019 was 2,899,470. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

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

10.8	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).

10.10	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.11	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).
10.12	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).
10.13	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).
10.14	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).
10.15	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).
10.16	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.17	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).
10.18	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.19	Ninth Amended and Restated Confirmation Letter Agreement, dated as of March 31, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018).
10.20	Tenth Amended and Restated Confirmation Letter Agreement, dated as of June 29, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).
10.21	Eleventh Amended and Restated Confirmation Letter Agreement, dated as of September 28, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018).
10.22	Twelfth Amended and Restated Confirmation Letter Agreement, dated as of December 26, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2019).
10.23	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).

10.24	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.25	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.26	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).
10.27	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.28	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).
10.29	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).
10.30	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).
10.31	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.32	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.33	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).

10.34	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.35	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.36	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).
10.37	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).
10.38	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).
10.39	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).
10.40	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2018).
10.41	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.42	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2018).
10.43	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).

10.44	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019).
10.45	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.46	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).
10.47	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).
10.48	Amended and Restated Loan and Security Agreement, dated as of July 16, 2018, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and State Street Bank and Trust Company, as collateral administrator, collateral agent and securities intermediary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2018).
10.49	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
10.50	Indenture, dated as of June 18, 2015, by and between Germantown Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.57	Germantown Funding LLC Floating Rate Notes due 2027 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.52	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Society Hill Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of June 18, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).
10.53	Revolving Credit Agreement, dated as of June 18, 2015, by and between the Registrant and Society Hill Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 24, 2015).

10.54	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase, N.A. as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.55	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
10.56	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC (Incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.
FS INVESTMENT CORPORATION III
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)