Form 10-Q
period 2019-06-30
FS Investment Corp III
filed 2019-08-14
CIK 1579412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 291,127,422 shares of the registrant’s common stock outstanding as of August 9, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation III
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,458,970 and $3,710,247, respectively)	$3,359,590	$3,574,417
Non-controlled/affiliated investments (amortized cost—$37,472 and $86,851, respectively)	21,816	36,866
Total investments, at fair value (amortized cost—$3,496,442 and $3,797,098, respectively)	3,381,406	3,611,283
Cash	182,556	65,501
Foreign currency, at fair value (cost—$10,348 and $1,830, respectively)	10,366	1,847
Collateral held at broker for open interest rate swap contracts	19,480	—
Restricted cash	28,590	—
Due from counterparty	36,038	128,764
Receivable for investments sold and repaid	62,766	1,028
Interest receivable	34,432	30,126
Deferred financing costs	7,847	4,524
Receivable due on total return swap(1)	143	1,071
Receivable on interest rate swaps	1,900	259
Prepaid expenses and other assets	162	39
Total assets	$3,765,686	$3,844,442
Liabilities
Unrealized depreciation on total return swap(1)	$2,883	$22,062
Unrealized depreciation on interest rate swaps	18,593	2,614
Payable for investments purchased	33,673	367,728
Repurchase agreement payable (net of deferred financing costs of $16 and $214, respectively)(1)	299,984	299,786
Credit facilities payable (net of deferred financing costs of $1,833 and $2,092, respectively)(1)	1,162,293	897,502
Stockholder distributions payable	9,773	9,401
Management fees payable	14,165	13,300
Subordinated income incentive fees payable(2)	11,701	9,525
Administrative services expense payable	471	425
Interest payable(1)	15,466	13,008
Interest rate swap income payable	1,934	261
Directors’ fees payable	95	215
Other accrued expenses and liabilities	1,517	1,644
Total liabilities	1,572,548	1,637,471
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 290,211,632 and 290,353,680 shares issued and outstanding, respectively	290	290
Capital in excess of par value	2,525,449	2,526,632
Retained earnings (accumulated deficit)	(332,601)	(319,951)
Total stockholders’ equity	2,193,138	2,206,971
Total liabilities and stockholders’ equity	$3,765,686	$3,844,442
Net asset value per share of common stock at period end	$7.56	$7.60

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$84,799	$75,529	$170,190	$149,750
Paid-in-kind interest income	5,361	6,340	9,893	12,515
Fee income	4,270	5,381	11,063	7,164
Dividend income	—	77	256	77
From non-controlled/affiliated investments:
Interest income	514	1,116	1,013	2,062
Paid-in-kind interest income	318	210	629	423
Fee income	13	5	21	483
Total investment income	95,275	88,658	193,065	172,474
Operating expenses
Management fees(1)	14,165	14,446	29,035	33,524
Subordinated income incentive fees(2)	11,701	11,181	23,809	12,804
Administrative services expenses	459	662	1,197	1,516
Stock transfer agent fees	391	391	803	778
Accounting and administrative fees	252	283	510	560
Interest expense	20,498	16,560	42,063	31,252
Directors’ fees	96	263	191	713
Other general and administrative expenses	690	722	1,623	1,506
Operating expenses	48,252	44,508	99,231	82,653
Management fees waiver(1)	—	(209)	—	(2,594)
Net expenses	48,252	44,299	99,231	80,059
Net investment income	47,023	44,359	93,834	92,415
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(26,032)	(169)	(30,664)	(23,034)
Non-controlled/affiliated investments	—	(29,568)	(32,809)	(29,568)
Net realized gain (loss) on total return swap(3)	(280)	4,952	(15,284)	10,237
Net realized gain (loss) on foreign currency	20	—	35	226
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	22,980	7,438	36,450	(20,838)
Non-controlled/affiliated investments	388	21,256	34,329	22,264
Net change in unrealized appreciation (depreciation) on total return swap(3)	(1,973)	(9,381)	19,179	(7,185)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(9,985)	—	(15,979)	—
Net change in unrealized gain (loss) on foreign currency	(607)	(428)	(811)	(469)
Total net realized gain (loss) and unrealized appreciation (depreciation)	(15,489)	(5,900)	(5,554)	(48,367)
Net increase (decrease) in net assets resulting from operations	$31,534	$38,459	$88,280	$44,048
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.11	$0.13	$0.31	$0.15
Weighted average shares outstanding	288,852,261	289,016,832	288,924,151	289,082,789

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

FS Investment Corporation III
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income	$47,023	$44,359	$93,834	$92,415
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(26,292)	(24,785)	(78,722)	(42,139)
Net change in unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps	11,410	19,313	73,979	(5,759)
Net change in unrealized gain (loss) on foreign currency	(607)	(428)	(811)	(469)
Net increase in net assets resulting from operations	31,534	38,459	88,280	44,048
Stockholder distributions(2)
Distributions to stockholders	(50,463)	(50,489)	(100,930)	(100,979)
Net decrease in net assets resulting from stockholder distributions	(50,463)	(50,489)	(100,930)	(100,979)
Capital share transactions(3)
Reinvestment of stockholder distributions	21,286	23,677	43,164	47,956
Repurchases of common stock	(21,876)	(24,281)	(44,347)	(49,216)
Net increase (decrease) in net assets resulting from capital share transactions	(590)	(604)	(1,183)	(1,260)
Total increase (decrease) in net assets	(19,519)	(12,634)	(13,833)	(58,191)
Net assets at beginning of period	2,212,657	2,343,167	2,206,971	2,388,724
Net assets at end of period	$2,193,138	$2,330,533	$2,193,138	$2,330,533

(1)
See Note 7 for a discussion of these financial instruments.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$88,280	$44,048
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(667,427)	(458,882)
Paid-in-kind interest	(10,522)	(12,938)
Proceeds from sales and repayments of investments	919,250	407,957
Net realized (gain) loss on investments	63,473	52,602
Net change in unrealized (appreciation) depreciation on investments	(70,779)	(1,426)
Net change in unrealized (appreciation) depreciation on total return swap	(19,179)	7,185
Net change in unrealized (appreciation) depreciation on interest rate swaps	15,979	—
Accretion of discount	(4,118)	(1,791)
Amortization of deferred financing costs	1,299	869
Net change in unrealized (gain) loss on borrowings in foreign currency	812	—
(Increase) decrease in due from counterparty	92,726	(15,649)
(Increase) decrease in receivable for investments sold and repaid	(61,738)	(2,333)
(Increase) decrease in interest receivable	(4,306)	(6,186)
(Increase) decrease in receivable due on total return swap	928	(923)
(Increase) decrease in receivable on interest rate swaps	(1,641)	—
(Increase) decrease in prepaid expenses and other assets	(123)	134
Increase (decrease) in payable for investments purchased	(334,055)	(14,558)
Increase (decrease) in management fees payable	865	(2,778)
Increase (decrease) in subordinated income incentive fees payable	2,176	(3,306)
Increase (decrease) in administrative services expense payable	46	489
Increase (decrease) in interest rate swap income payable	1,673	—
Increase (decrease) in interest payable(1)	2,458	2,879
Increase (decrease) in directors’ fees payable	(120)	10
Increase (decrease) in other accrued expenses and liabilities	(127)	(520)
Net cash provided by (used in) operating activities	15,830	(5,117)
Cash flows from financing activities
Repurchases of common stock	(44,347)	(49,216)
Distributions paid	(57,394)	(43,996)
Borrowings under credit facilities(1)	763,873	30,000
Repayments of credit facilities(1)	(500,153)	(107,000)
Deferred financing costs paid	(4,165)	—
Net cash provided by (used in) financing activities	157,814	(170,212)
Total increase (decrease) in cash	173,644	(175,329)
Cash, restricted cash and foreign currency at beginning of period	67,348	368,344
Cash, restricted cash and foreign currency at end of period(2)	$240,992	$193,015
Supplemental disclosure
Non-cash purchase of investments	$(40,255)	$(167,082)
Non-cash sales of investments	$40,255	$167,082
Distributions reinvested	$43,164	$47,956
Excise and state taxes paid	$125	$530

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2019 and 2018, the Company paid $30,556 and $21,379, respectively, in interest expense on the credit facilities and $7,750 and $6,125, respectively, in interest expense pursuant to the repurchase agreement.

(2)
As of June 30, 2019 and 2018, balance includes cash of  $192,922 and $193,015, respectively and restricted cash of  $48,070 and $0, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—108.1%
5 Arch Income Fund 2, LLC	(i)(n)	Diversified Financials	10.5%		11/18/23	$137,832	$137,832	$137,656
5 Arch Income Fund 2, LLC	(i)(j)(n)	Diversified Financials	10.5%		11/18/23	10,568	10,568	10,555
Acosta Holdco Inc	(q)	Commercial & Professional Services	L+325	1.0%	9/26/21	14,220	10,683	5,270
Advantage Sales & Marketing Inc	(q)	Commercial & Professional Services	L+325	1.0%	7/23/21	16,739	15,030	15,362
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	54,011	54,011	54,551
Alstom SA	(i)(q)	Transportation	L+450	1.0%	8/29/21	6,208	5,946	5,711
Altus Power America Inc		Energy	L+750	1.5%	9/30/21	3,547	3,547	3,387
Altus Power America Inc	(j)	Energy	L+750	1.5%	9/30/21	203	203	194
American Tire Distributors Inc	(q)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	1,447	1,361	1,439
American Tire Distributors Inc	(q)	Automobiles & Components	L+750	1.0%	9/2/24	9,146	8,112	8,598
Ammeraal Beltech Holding BV	(i)(q)	Capital Goods	E+375		7/30/25	€1,268	1,466	1,445
Apex Group Limited	(i)(j)	Diversified Financials	L+650		6/15/23	$1,957	1,908	1,957
Apex Group Limited	(i)	Diversified Financials	L+700	1.0%	6/15/25	£19,498	24,766	24,766
Apex Group Limited	(i)	Diversified Financials	L+700	1.0%	6/15/25	$29,689	29,486	29,689
Apex Group Limited	(f)(i)	Diversified Financials	L+700	1.3%	6/15/25	13,163	12,929	13,163
Aspect Software Inc	(j)	Software & Services	L+500	1.0%	7/15/23	2,422	2,422	2,422
Aspect Software Inc	(f)	Software & Services	L+500	1.0%	1/15/24	15,634	13,907	13,836
ATX Networks Corp	(g)(i)(q)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	42,763	42,007	40,518
AVF Parent LLC	(f)	Retailing	L+725	1.3%	3/1/24	29,058	29,058	22,973
Belk Inc	(q)	Retailing	L+475	1.0%	12/12/22	21,781	17,953	17,670
Borden Dairy Co	(f)(g)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	48,125	48,125	43,704
Brand Energy & Infrastructure Services Inc	(q)	Capital Goods	L+425	1.0%	6/21/24	5,440	5,184	5,270
Caprock Midstream LLC	(q)	Energy	L+475		11/3/25	1,157	1,080	1,104
CEPSA Holdco (Matador Bidco)	(i)(q)(r)	Energy	L+475		6/19/26	2,154	2,132	2,164
CHS/Community Health Systems, Inc.	(e)(i)(q)	Health Care Equipment & Services	8.0%		3/15/26	7,558	7,338	7,282
Conservice LLC		Consumer Services	L+525		11/30/24	27,629	27,373	27,801
Conservice LLC	(j)	Consumer Services	L+525		11/30/24	4,484	4,456	4,497
Constellis Holdings LLC/Constellis Finance Corp	(g)	Capital Goods	L+625	1.0%	4/15/22	40,025	39,503	37,038
CSafe Global	(j)	Capital Goods	L+650	1.0%	11/1/21	2,609	2,609	2,596
CSafe Global	(j)	Capital Goods	L+650	1.0%	10/31/23	5,217	5,217	5,217
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSafe Global	(f)	Capital Goods	L+650	1.0%	10/31/23	$24,832	$24,832	$24,832
CSM Bakery Products	(q)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	488	466	466
Dayton Superior Corp	(q)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,508	2,740	1,894
Diamond Resorts International Inc	(f)(q)	Consumer Services	L+375	1.0%	9/2/23	26,731	24,929	25,336
Distribution International Inc	(q)	Retailing	L+575	1.0%	12/15/21	369	331	354
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	857	850	825
Eagle Family Foods Inc	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	2,650	2,626	2,549
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	23,146	22,921	22,270
Eagleclaw Midstream Ventures LLC	(q)	Energy	L+425	1.0%	6/24/24	575	541	547
Empire Today LLC	(f)(g)	Retailing	L+650	1.0%	11/17/22	43,875	43,875	43,662
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,021	1,017	1,021
Fairway Group Holdings Corp	(j)(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	514	512	514
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)	1.0%	8/28/23	2,554	2,420	2,554
Fairway Group Holdings Corp	(k)(l)(s)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	4,664	3,916	361
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)	1.0%	11/27/23	7,370	7,370	6,918
FHC Health Systems Inc	(q)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,791	7,437	8,798
Foresight Energy LLC	(i)(q)	Materials	L+575	1.0%	3/28/22	4,798	4,713	3,952
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,538	6,538	6,133
FullBeauty Brands Holdings Corp		Retailing	L+1,000	1.0%	2/7/22	312	312	304
FullBeauty Brands Holdings Corp	(q)	Retailing	L+900	1.0%	2/7/24	1,813	1,770	1,722
Gulf Finance LLC	(h)(q)	Energy	L+525	1.0%	8/25/23	13,991	11,749	11,502
HM Dunn Co Inc	(k)(l)(s)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	6,958	5,786	1,879
HM Dunn Co Inc	(s)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	329	329	329
HM Dunn Co Inc	(j)(s)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	321	321	321
Hudson Technologies Co	(i)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	7,849	7,788	5,387
Icynene Group Ltd	(f)(g)(h)	Materials	L+700	1.0%	11/30/24	75,845	75,845	74,770
Ivanti Software Inc	(q)	Software & Services	L+425	1.0%	1/20/24	773	751	772
JAKKS Pacific Inc		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,374	2,361	2,393
JC Penney Corp Inc	(i)(q)	Retailing	L+425	1.0%	6/23/23	2,289	1,946	2,000
Jo-Ann Stores Inc	(q)	Retailing	L+500	1.0%	10/20/23	317	303	288
Jostens Inc	(q)	Consumer Services	L+550		12/19/25	3,966	3,863	3,926
JSS Holdings Ltd	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,900	65,443	67,877
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kodiak BP LLC	(f)(g)(h)	Capital Goods	L+725	1.0%	12/1/24	$93,228	$93,228	$92,295
Kodiak BP LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	8,106	8,106	8,025
Lazard Global Compounders Fund	(i)	Diversified Financials	L+725	3.8%	4/1/26	105,584	105,584	103,341
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26	13,666	13,666	13,375
LBM Borrower LLC	(f)(q)	Capital Goods	L+375	1.0%	8/20/22	5,296	4,978	5,297
LD Intermediate Holdings Inc	(q)	Software & Services	L+588	1.0%	12/9/22	9,250	8,365	9,204
Lenovo Group Ltd	(i)	Technology Hardware & Equipment	9.6%		6/30/22	13,670	13,670	13,670
Lenovo Group Ltd	(i)	Technology Hardware & Equipment	9.6%		6/30/22	€6,504	7,396	7,399
Lipari Foods LLC	(h)	Food & Staples Retailing	L+588	1.0%	1/4/25	$103,596	102,802	103,391
Lipari Foods LLC	(j)	Food & Staples Retailing	L+588	1.0%	1/4/25	21,437	21,437	21,394
Mitel US Holdings Inc	(q)	Technology Hardware & Equipment	L+450		11/30/25	229	221	219
Monitronics International Inc	(q)(r)	Commercial & Professional Services	L+550	1.0%	9/30/22	20,592	19,615	19,673
Multi-Color Corp	(i)(q)(r)	Commercial & Professional Services	6.8%		7/15/26	4,599	4,599	4,659
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	9,258	9,210	9,238
NaviHealth Inc.	(q)	Health Care Equipment & Services	L+500		8/1/25	1,049	1,016	1,043
Navistar Inc	(i)(q)	Automobiles & Components	L+350		11/6/24	1,007	969	1,006
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/22	4,074	4,074	4,054
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+650	1.0%	9/2/22	83	83	83
North Haven Cadence Buyer Inc	(f)(g)	Consumer Services	L+795	1.0%	9/2/22	17,686	17,686	17,598
One Call Care Management Inc	(q)(r)	Insurance	L+400	1.0%	11/27/20	56	50	49
One Call Care Management Inc	(q)(r)	Insurance	L+525	1.0%	11/27/22	1,290	1,091	1,054
P2 Energy Solutions, Inc.	(q)	Software & Services	L+400	1.0%	10/30/20	252	244	250
Peak 10 Holding Corp	(q)	Telecommunication Services	L+350		8/1/24	819	752	755
PF Chang’s China Bistro Inc	(q)	Consumer Services	L+650		3/1/26	8,633	8,549	8,345
PHRC License LLC	(f)	Consumer Services	L+850, 0.3% PIK (4.3% Max PIK)	1.5%	4/28/22	16,634	16,634	16,821
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23	18,695	18,695	18,274
Production Resource Group LLC	(f)(h)	Media	L+700	1.0%	8/21/24	173,008	173,008	168,682
Propulsion Acquisition LLC	(f)(h)(q)	Capital Goods	L+600	1.0%	7/13/21	54,140	53,380	53,598
PSKW LLC	(f)(g)(h)	Health Care Equipment & Services	L+823	1.0%	11/25/21	170,599	170,487	170,598
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
PSKW LLC	(g)	Health Care Equipment & Services	L+824	1.0%	11/25/21		$1,766	$1,766	$1,766
Reliant Rehab Hospital Cincinnati LLC	(g)	Health Care Equipment & Services	L+675	1.0%	8/30/24		50,883	50,467	50,164
Roadrunner Intermediate Acquisition Co LLC	(f)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		90,871	90,871	83,641
Safariland LLC		Capital Goods	L+725	1.1%	11/18/23		602	602	577
Safariland LLC	(f)	Capital Goods	L+775	1.1%	11/18/23		41,938	41,938	40,156
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		22,597	22,326	22,361
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	31,380	23,094	23,722
Sequa Corp	(q)(r)	Materials	L+500	1.0%	11/28/21		$5,586	5,393	5,476
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		2,260	2,260	2,282
Sequel Youth & Family Services LLC	(f)	Health Care Equipment & Services	L+800		9/1/23		13,000	13,000	13,130
Sequential Brands Group Inc.	(f)	Consumer Durables & Apparel	L+875		2/7/24		96,542	94,825	95,697
SI Group Inc	(q)	Materials	L+475		10/15/25		524	505	518
SIRVA Worldwide Inc	(q)	Commercial & Professional Services	L+550		8/4/25		325	318	316
Smart & Final Stores LLC	(i)(q)	Food & Staples Retailing	L+675		6/20/25		20,415	18,378	18,961
Smart Foodservice	(i)(q)	Food & Staples Retailing	L+475		6/20/26		2,901	2,872	2,912
Sorenson Communications LLC	(q)	Telecommunication Services	L+650		4/29/24		23,555	22,637	23,643
Sungard Availability Services Capital Inc		Software & Services	L+750	1.0%	2/3/22		2,039	1,979	2,111
Sungard Availability Services Capital Inc	(j)	Software & Services	L+750	1.0%	2/3/22		2,039	1,979	2,111
Sutherland Global Services Inc	(i)(q)	Software & Services	L+538	1.0%	4/23/21		11,930	11,266	11,836
Swift Worldwide Resources Holdco Ltd		Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		17,368	17,368	17,368
Tangoe LLC	(g)	Software & Services	L+650	1.0%	11/28/25		43,999	43,587	43,692
Torrid Inc	(f)	Retailing	L+675	1.0%	12/14/24		17,267	17,074	17,073
Trace3 Inc	(f)(g)	Software & Services	L+675	1.0%	8/3/24		37,390	37,390	37,016
Vertiv Group Corp	(q)(r)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		3,914	3,728	3,728
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25		67,567	67,087	67,233
Vivint Inc	(f)(q)	Commercial & Professional Services	L+500		4/1/24		13,149	12,804	12,590
Warren Resources Inc	(s)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		6,207	6,207	6,207
West Corp	(q)	Software & Services	L+350	1.0%	10/10/24		519	478	479
West Corp	(g)(q)	Software & Services	L+400	1.0%	10/10/24		15,731	14,492	14,724
York Risk Services Group Inc	(f)(q)(r)	Insurance	L+375	1.0%	10/1/21		9,516	9,010	9,023
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	$68,501	$68,501	$69,186
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	5,571	5,571	5,627
Total Senior Secured Loans—First Lien							2,492,931	2,453,757
Unfunded Loan Commitments							(82,434)	(82,434)
Net Senior Secured Loans—First Lien							2,410,497	2,371,323
Senior Secured Loans—Second Lien—13.8%
Advantage Sales & Marketing Inc	(q)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,536	3,514
American Bath Group LLC	(q)	Capital Goods	L+975	1.0%	9/30/24	314	312	314
Ammeraal Beltech Holding BV	(g)(i)	Capital Goods	L+800		7/27/26	44,463	43,637	43,395
Arena Energy LP	(f)(g)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	1/24/21	26,390	26,390	26,390
athenahealth Inc	(h)	Health Care Equipment & Services	L+850		2/11/27	55,444	54,915	55,876
Bellatrix Exploration Ltd	(i)	Energy	8.5%		9/11/23	12,744	11,961	11,557
Byrider Finance LLC		Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,954	5,954	5,902
CDS US Intermediate Holdings Inc	(f)(i)(q)	Media	L+825	1.0%	7/10/23	18,000	16,239	16,560
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,735
Crossmark Holdings Inc	(k)(l)(q)	Media	L+750	1.3%	12/21/20	1,500	1,340	11
Emerald Performance Materials LLC	(q)(r)	Materials	L+775	1.0%	8/1/22	114	113	112
Fairway Group Holdings Corp	(k)(l)(s)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	4,164	3,436	—
Gruden Acquisition Inc	(h)(q)	Transportation	L+850	1.0%	8/18/23	10,000	9,734	9,950
LBM Borrower LLC	(f)(q)	Capital Goods	L+925	1.0%	8/20/23	19,910	19,473	19,512
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	2,859	2,836	2,474
OPE Inmar Acquisition Inc	(f)(q)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,100
Paradigm Acquisition Corp	(q)	Health Care Equipment & Services	L+750		10/26/26	190	190	189
Peak 10 Holding Corp	(q)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,201	6,662
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,423	37,544
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,151	15,060
Sequa Corp	(q)	Materials	L+900	1.0%	4/28/22	5,204	4,936	4,996
SIRVA Worldwide Inc	(q)	Commercial & Professional Services	L+950		8/3/26	2,826	2,416	2,459
SMG/PA	(q)	Consumer Services	L+700		1/23/26	942	929	955
Sorenson Communications LLC	(g)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	9,193	9,425	9,193
Titan Energy LLC	(g)(k)(l)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	45,287	33,111	330
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WireCo WorldGroup Inc	(q)	Capital Goods	L+900	1.0%	9/30/24	$606	$605	$606
Total Senior Secured Loans—Second Lien							344,263	303,396
Other Senior Secured Debt—5.2%
Akzo Nobel Specialty Chemicals	(e)(i)(p)(q)	Materials	8.0%		10/1/26	7,256	7,230	7,492
APTIM Corp	(q)	Diversified Financials	7.8%		6/15/25	4,928	4,928	3,794
Artesyn Embedded Technologies Inc	(e)(q)	Technology Hardware & Equipment	9.8%		10/15/20	970	929	987
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,313
Diamond Resorts International Inc	(h)(q)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,369
Enterprise Development Authority	(e)(q)	Consumer Services	12.0%		7/15/24	3,854	4,006	4,201
Frontier Communications Corp	(e)(i)(p)(q)	Telecommunication Services	8.5%		4/1/26	12,305	11,919	11,967
Genesys Telecommunications Laboratories Inc	(e)(p)(q)	Technology Hardware & Equipment	10.0%		11/30/24	1,409	1,546	1,534
JC Penney Corp Inc	(e)(i)(p)(q)	Retailing	5.7%		6/1/20	143	133	129
JW Aluminum Co	(q)	Materials	10.3%		6/1/26	759	759	801
Lycra	(e)(i)(p)(q)	Consumer Durables & Apparel	7.5%		5/1/25	7,756	7,760	7,397
MultiPlan Inc	(e)(q)	Health Care Equipment & Services	7.1%		6/1/24	7,978	8,037	7,521
Numericable-SFR	(e)(i)(q)	Software & Services	8.1%		2/1/27	2,059	2,055	2,167
PAREXEL International Corp	(e)(q)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	82	80	76
Pattonair Holdings Ltd	(e)(i)(q)(r)	Capital Goods	9.0%		11/1/22	7,766	7,985	7,999
Ply Gem Holdings Inc	(e)(q)	Capital Goods	8.0%		4/15/26	8,331	7,982	8,144
Sungard Availability Services Capital Inc	(h)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	9,160	9,160	9,160
Sunnova Energy Corp		Energy	9.5%		3/30/21	1,736	1,773	1,777
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,702
Vivint Inc	(e)(h)(q)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,767	12,419
Vivint Inc	(e)(p)(q)	Commercial & Professional Services	7.6%		9/1/23	8,911	8,208	7,218
Total Other Senior Secured Debt							115,055	113,167
Subordinated Debt—13.3%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(e)(p)(q)	Energy	10.0%		4/1/22	19,500	19,500	20,741
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
athenahealth Inc		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)			$27,722	$27,722	$28,077
Avantor Inc	(g)(h)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	52,500	52,502	58,669
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	353	353	353
Calumet Specialty Products	(e)(i)(p)(q)	Energy	7.8%		4/15/23	10,300	10,256	9,914
CEC Entertainment Inc	(g)(q)	Consumer Services	8.0%		2/15/22	6,879	6,469	6,956
ClubCorp Club Operations Inc	(e)(p)(q)	Consumer Services	8.5%		9/15/25	12,478	12,060	11,636
Diamond Resorts International Inc	(e)(q)	Consumer Services	10.8%		9/1/24	3,453	3,604	3,418
Eclipse Resources Corp	(e)(i)(q)	Energy	8.9%		7/15/23	8,175	8,073	6,928
GFL Environmental Inc	(e)(i)(p)(q)	Commercial & Professional Services	8.5%		5/1/27	10,129	10,414	10,927
Hub International Ltd	(e)(q)	Insurance	7.0%		5/1/26	4,037	3,975	4,103
Intelsat Jackson Holdings SA	(e)(i)(q)	Media	5.5%		8/1/23	3,577	3,271	3,282
Ken Garff Automotive LLC	(e)(q)	Retailing	7.5%		8/15/23	4,039	4,047	4,201
LifePoint Hospitals Inc	(e)(p)(q)	Health Care Equipment & Services	9.8%		12/1/26	9,980	10,235	10,479
Logan’s Roadhouse Inc	(k)	Consumer Services			11/1/24	1,317	1,305	1,317
Plastipak Holdings Inc	(e)(q)	Materials	6.3%		10/15/25	1,118	1,045	1,017
PriSo Acquisition Corp	(e)(g)(p)(q)	Capital Goods	9.0%		5/15/23	36,929	36,657	34,667
Quorum Health Corp	(e)(p)(q)	Health Care Equipment & Services	11.6%		4/15/23	2,630	2,621	2,301
SRS Distribution Inc	(e)(p)(q)	Capital Goods	8.3%		7/1/26	13,222	13,094	12,891
Stars Group Holdings BV	(e)(i)(p)(q)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,936
Team Health Inc	(e)(p)(q)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,254	7,126
Vertiv Group Corp	(e)(p)(q)	Technology Hardware & Equipment	9.3%		10/15/24	18,656	18,307	17,956
Vivint Inc	(e)(h)(p)(q)	Commercial & Professional Services	8.8%		12/1/20	4,880	4,770	4,648
York Risk Services Group Inc	(g)(h)(q)	Insurance	8.5%		10/1/22	31,697	30,048	26,229
Total Subordinated Debt							291,452	290,872

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—9.9%
Abacus JV, Private Equity	(i)	Insurance				7,314,201	$7,314	$7,314
Altavair NewCo, Private Equity	(i)(k)	Capital Goods				2,915,040	2,915	3,067
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	1,107,723	1,108	1,097
Australis Maritime, Private Equity	(i)(k)	Transportation				4,631,335	4,631	4,631
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1,062	1,017	1,056
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,748	6,463	6,715
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,395	1,336	1,388
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,313	1,257	1,306
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$71,330	68,316	70,974
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$15,882	15,211	15,803
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,641	1,571	1,632
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$12,623	12,090	12,560
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6,107	5,848	6,076
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1,363	1,305	1,356
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$18,263	17,491	18,171
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$11,310	10,832	11,253
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$16,716	16,009	16,632
Global Jet Capital LLC, Preferred Stock	(k)	Commercial & Professional Services				52,964,946	52,965	5,296
Home Partners JV, Structured Mezzanine	(i)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$11,226	11,226	11,226
Home Partners JV, Structured Mezzanine	(i)(j)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$11,226	11,226	11,226
Home Partners JV, Common Equity	(i)(k)	Real Estate				5,613,013	5,613	5,613
Home Partners JV, Private Equity	(i)(k)(q)	Real Estate				302,870	303	81
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	15.4%		1/25/27	$8,310	5,058	5,236
Pretium Partners LLC, Structured Mezzanine	(i)	Real Estate	9.5%		5/29/25	$9,729	9,729	9,729
Total Asset Based Finance							270,834	229,438
Unfunded Commitments							(11,226)	(11,226)
Net Asset Based Finance							259,608	218,212

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.9%
All Systems Holding LLC, Common Stock	(k)	Commercial & Professional Services				600,099	$581	$825
ASG Technologies, Warrant	(k)	Software & Services			6/27/22	48,325	1,377	1,754
Aspect Software Inc, Common Stock	(f)(k)	Software & Services				844,096	1,369	1,340
Aspect Software Inc, Warrant	(f)(k)	Software & Services			1/15/24	842,769	—	—
ATX Networks Corp, Common Stock	(i)(k)	Technology Hardware & Equipment				83,488	134	77
Bellatrix Exploration Ltd, Warrant	(i)(k)	Energy			9/11/23	254,987	—	44
Byrider Finance LLC, Common Stock	(k)	Automobiles & Components				278	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(k)(m)	Energy				75,000	75	35
CSafe Global, Common Stock	(k)	Capital Goods				173,900	174	322
Empire Today LLC, Common Stock	(k)	Retailing				206	614	850
Fairway Group Holdings Corp, Common Stock	(k)(s)	Food & Staples Retailing				71,465	2,296	—
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				1,142,857	1,143	172
FullBeauty Brands Holdings Corp, Common Stock	(k)	Retailing				9,228	43	96
Harvey Industries Inc, Common Stock	(k)	Capital Goods				2,000,000	2,000	7,980
HM Dunn Co Inc, Preferred Stock, Series A	(k)(s)	Capital Goods				1,929	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(k)(s)	Capital Goods				1,929	—	—
JHC Acquisition LLC, Common Stock	(k)	Capital Goods				8,068	8,068	9,681
JSS Holdings Ltd, Net Profits Interest	(k)	Capital Goods				24	—	365
JW Aluminum Co, Common Stock	(k)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		2/15/28	1,003	5,563	12,127
North Haven Cadence Buyer Inc, Common Stock	(k)	Consumer Services				833,333	833	1,604
Power Distribution Inc, Common Stock	(k)	Capital Goods				1,294,287	1,109	395
Ridgeback Resources Inc, Common Stock	(i)(k)	Energy				827,156	5,082	4,486
Sequential Brands Group Inc., Common Stock	(k)(q)	Consumer Durables & Apparel				125,391	1,693	69
SSC (Lux) Limited S.a r.l., Common Stock	(i)(k)	Health Care Equipment & Services				113,636	2,273	2,845
Sungard Availability Services Capital Inc, Common Stock	(g)(h)(k)	Software & Services				160,071	11,187	11,187
Sunnova Energy Corp, Common Stock	(k)	Energy				577,086	2,166	2,352
Sunnova Energy Corp, Preferred Stock	(k)	Energy				105,341	561	667
Templar Energy LLC, Common Stock	(k)(m)(q)	Energy				129,829	1,104	130
Templar Energy LLC, Preferred Stock	(k)(q)	Energy				86,061	859	—
Titan Energy LLC, Common Stock	(k)(q)	Energy				72,739	2,299	3
Trace3 Inc, Common Stock	(k)	Software & Services				7,725	77	227
Warren Resources Inc, Common Stock	(k)(s)	Energy				998,936	4,695	2,547
White Star Petroleum LLC, Common Stock	(k)(m)	Energy				1,738,244	1,478	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(k)	Software & Services				1,051,348	8,357	11,503
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	10,364
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/27	143,435	—	389
Total Equity/Other							75,567	84,436
TOTAL INVESTMENTS—154.2%							$3,496,442	3,381,406
LIABILITIES IN EXCESS OF ASSETS—(54.2%)								(1,188,268)
NET ASSETS—100.0%								$2,193,138

Total Return Swap	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)	$143,802	$(2,883)

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

A summary of outstanding financial instruments as of June 30, 2019 is as follows:
Interest rate swaps Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(5,821)	$(5,821)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(3,243)	(3,243)
ING Capital Markets	$150,000	3-Month LIBOR	2.59%	1/14/2024	—	(6,082)	(6,082)
ING Capital Markets	$150,000	3-Month LIBOR	2.62%	1/14/2022	—	(3,447)	(3,447)
					$—	$(18,593)	$(18,593)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.32%, the Euro Interbank Offered Rate, or EURIBOR, was (0.35)%, Candian Dollar Offer Rate, or CDOR was 1.97%, and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, 80.2% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.3% of the Company’s total assets represented qualifying assets as of June 30, 2019.

(j)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(k)
Security is non-income producing.

(l)
Security was on non-accrual status as of June 30, 2019.

(m)
Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(n)
Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)
Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of June 30, 2019, the fair value of securities rehypothecated by BNPP was $99,000.

(q)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(r)
Position or portion thereof unsettled as of June 30, 2019.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

(s)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the six months ended June 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income(5)	PIK Income(5)	Fee Income(5)
Senior Secured Loans—First Lien
Aspect Software Inc	$7,328	$—	$(7,663)	$(2,060)	$2,395	$—	$—	$—	$—
Aspect Software Inc	9,741	—	(10,386)	(2,652)	3,297	—	—	—	—
Fairway Group Holdings Corp	6,742	428	—	—	(252)	6,918	426	428	—
Fairway Group Holdings Corp	582	—	—	—	(221)	361	—	—	—
Fairway Group Holdings Corp(3)	2,897	691	—	—	(13)	3,575	223	163	15
H.M. Dunn Co, Inc	1,053	—	—	—	826	1,879	—	—	—
H.M. Dunn Co, Inc(4)	—	329	—	—	—	329	—	7	6
Warren Resources Inc	6,176	31	—	—	—	6,207	364	31	—
Senior Secured Loans—Second Lien
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Equity/Other
Aspect Software Inc, Common Equity	—	—	—	(28,097)	28,097	—	—	—	—
Fairway Group Holdings Corp, Common Equity	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—
Warren Resources, Inc, Common Equity	2,347	—	—	—	200	2,547	—	—	—
Total	$36,866	$1,479	$(18,049)	$(32,809)	$34,329	$21,816	$1,013	$629	$21

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

(3)
Security includes a partially unfunded commitment with an amortized cost of  $512 and a fair value of  $514.

(4)
Security includes a partially unfunded commitment with an amortized cost of  $321 and a fair value of  $321.

(5)
Interest income, PIK income and fee income presented for the full six months ended June 30, 2019.

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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kodiak BP LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	$10,871	$10,871	$10,640
Koosharem LLC	(r)(s)	Commercial & Professional Services	L+450	1.0%	4/18/25	1,781	1,802	1,752
Lazard Global Compounders Fund	(i)	Diversified Financials	L+725	3.8%	4/1/26	101,644	101,644	102,406
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26	17,606	17,606	17,738
LBM Borrower LLC	(r)(s)	Capital Goods	L+375	1.0%	8/20/22	5,322	4,966	4,983
LD Intermediate Holdings Inc	(r)(s)	Software & Services	L+588	1.0%	12/9/22	9,500	8,503	8,621
Mitel US Holdings Inc	(r)(s)	Technology Hardware & Equipment	L+450		11/30/25	8,781	8,495	8,534
Monitronics International Inc	(i)(r)(s)	Commercial & Professional Services	L+550	1.0%	9/30/22	4,350	3,915	3,901
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	9,258	9,199	9,216
NaviHealth Inc.	(r)(s)	Health Care Equipment & Services	L+500		8/1/25	1,054	1,020	997
Navistar Inc	(i)(r)(s)	Automobiles & Components	L+350		11/6/24	1,012	972	979
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer Inc	(f)(g)	Consumer Services	L+777	1.0%	9/2/24	18,853	18,853	18,665
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+650	1.0%	9/2/24	3,000	3,000	2,970
P2 Energy Solutions, Inc.	(r)(s)	Energy	L+400	1.3%	10/30/20	253	244	245
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+325	1.0%	8/1/24	823	751	751
PF Chang’s China Bistro Inc	(r)(s)	Consumer Services	L+500	1.0%	9/1/22	359	347	350
PHRC License LLC	(f)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	16,710	16,710	17,066
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23	19,565	19,565	19,565
Production Resource Group LLC	(f)(h)	Media	L+700	1.0%	8/21/24	173,008	173,008	169,980
Propulsion Acquisition LLC	(f)(h)(r)	Capital Goods	L+600	1.0%	7/13/21	60,292	59,251	59,689
PSKW LLC	(f)(g)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21	172,364	172,234	172,800
Reliant Rehab Hospital Cincinnati LLC	(g)	Health Care Equipment & Services	L+675	1.0%	8/30/24	46,763	46,316	46,623
Roadrunner Intermediate Acquisition Co LLC	(f)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23	94,042	94,042	87,587
Rogue Wave Software Inc	(f)(g)(h)	Software & Services	L+843	1.0%	9/25/21	151,900	151,900	151,710
Safariland LLC	(f)	Capital Goods	L+765	1.1%	11/18/23	42,893	42,893	38,443
Savers Inc	(r)(s)	Retailing	L+375	1.3%	7/9/19	2,964	2,823	2,838
Sequa Corp	(r)(s)	Materials	L+500	1.0%	11/28/21	3,672	3,493	3,520
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23	2,271	2,271	2,311
Sequel Youth & Family Services LLC	(f)	Health Care Equipment & Services	L+800		9/1/23	13,000	13,000	13,231
Sequential Brands Group Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+875		2/7/24	97,853	96,047	97,853
SI Group Inc	(r)(s)	Materials	L+475		10/15/25	527	507	508
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+550		8/2/25	329	322	323
Sorenson Communications LLC	(f)(r)(s)	Telecommunication Services	L+575	2.3%	4/30/20	45,216	45,008	45,047
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spencer Gifts LLC	(r)(s)	Retailing	L+425	1.0%	7/16/21	$14,530	$13,786	$13,895
SSC (Lux) Limited S.a r.l.	(f)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	60,820	60,820	61,428
Strike LLC	(r)(s)	Energy	L+800	1.0%	11/30/22	3,155	3,092	3,159
Sungard Availability Services Capital Inc	(f)(h)(r)(s)	Software & Services	L+700	1.0%	9/30/21	29,092	28,129	24,845
Sungard Availability Services Capital Inc	(r)	Software & Services	L+1000	1.0%	10/1/22	2,404	2,295	2,333
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	9,728	9,120	9,185
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	2,265	2,123	2,138
Swift Worldwide Resources Holdco Ltd		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,228	17,228	17,228
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	44,220	43,784	43,778
Trace3 Inc	(f)(g)	Diversified Financials	L+675	1.0%	8/5/24	37,578	37,578	37,202
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	67,908	67,397	65,796
Vivint Inc	(r)(s)	Commercial & Professional Services	L+500		4/1/24	13,215	12,842	12,880
Warren Resources Inc	(g)(t)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,176	6,176	6,176
West Corp	(r)(s)	Software & Services	L+350	1.0%	10/10/24	522	478	478
West Corp	(r)(s)	Software & Services	L+400	1.0%	10/10/24	15,811	14,507	14,566
Westbridge Technologies Inc	(r)(s)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	25,441	25,470	25,505
York Risk Services Group Inc	(r)(s)	Insurance	L+375	1.0%	10/1/21	7,619	7,146	7,145
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	63,559
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,254
Total Senior Secured Loans—First Lien							2,769,596	2,726,860
Unfunded Loan Commitments							(87,456)	(87,456)
Net Senior Secured Loans—First Lien							2,682,140	2,639,404
Senior Secured Loans—Second Lien—13.3%
Advantage Sales & Marketing Inc	(r)(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,447	3,496
American Bath Group LLC	(r)(s)	Capital Goods	L+975	1.0%	9/30/24	314	312	312
Ammeraal Beltech Holding BV	(i)	Capital Goods	L+800		7/27/26	44,463	43,592	43,505
Arena Energy LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	3,744	3,744	3,733
Bellatrix Exploration Ltd	(i)(j)	Energy	8.5%		7/26/23	1,248	1,248	1,244
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	9,000	8,151	7,958
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	5,939	5,939	5,828
CDS US Intermediate Holdings Inc	(f)(i)(r)(s)	Media	L+825	1.0%	7/10/23	18,000	16,110	15,030
Centric Group LLC	(r)(s)	Retailing	L+800	1.0%	2/1/24	2,215	2,176	2,184
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(k)(l)(r)	Media	L+750	1.3%	12/21/20	1,500	1,340	60
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fairway Group Holdings Corp	(k)(l)(r)(t)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	$3,941	$3,436	$—
Grocery Outlet Inc	(r)(s)	Food & Staples Retailing	L+725		10/22/26	271	270	269
Gruden Acquisition Inc	(h)(r)	Transportation	L+850	1.0%	8/18/23	10,000	9,703	10,025
Jazz Acquisition Inc	(r)(s)	Capital Goods	L+675	1.0%	6/19/22	4,498	4,317	4,206
LBM Borrower LLC	(r)(s)	Capital Goods	L+925	1.0%	8/20/23	19,910	19,437	19,512
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	2,772	2,747	2,655
OPE Inmar Acquisition Inc	(r)(s)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,850
Paradigm Acquisition Corp	(r)(s)	Health Care Equipment & Services	L+750		10/26/26	190	190	190
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,177	7,132
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,408	39,406
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,145	15,149
Sequa Corp	(r)(s)	Materials	L+900	1.0%	4/28/22	5,204	4,905	4,944
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+950		8/2/26	2,826	2,402	2,501
SMG/PA	(r)(s)	Consumer Services	L+700		1/23/26	942	928	931
Spencer Gifts LLC	(g)(h)(r)	Retailing	L+825	1.0%	6/29/22	37,000	36,963	31,635
TierPoint LLC	(r)(s)	Software & Services	L+725	1.0%	5/5/25	7,000	6,589	6,646
Titan Energy LLC	(g)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	44,037	33,111	4,096
UTEX Industries Inc	(r)	Energy	L+725	1.0%	5/20/22	1,273	1,269	1,101
Winebow Group LLC/The	(r)(s)	Food & Staples Retailing	L+750	1.0%	1/2/22	4,912	2,456	2,701
WireCo WorldGroup Inc	(r)(s)	Capital Goods	L+900	1.0%	9/30/24	606	605	608
Total Senior Secured Loans—Second Lien							333,989	293,590
Unfunded Loan Commitments							(1,248)	(1,248)
Net Senior Secured Loans—Second Lien							332,741	292,342
Other Senior Secured Debt—4.3%
Akzo Nobel Specialty Chemicals	(e)(i)(r)	Materials	8.0%		10/1/26	2,288	2,288	2,142
APTIM Corp	(r)	Diversified Financials	7.8%		6/15/25	13,174	13,174	9,963
Avantor Inc	(r)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,361	1,361	1,339
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(e)(r)	Consumer Services	7.3%		5/1/25	54	56	56
Diamond Resorts International Inc	(h)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	11,544
DJO Finance LLC/DJO Finance Corp	(e)(r)	Health Care Equipment & Services	8.1%		6/15/21	4,580	4,611	4,729
Genesys Telecommunications Laboratories Inc	(r)	Technology Hardware & Equipment	10.0%		11/30/24	1,409	1,556	1,482
Global A&T Electronics Ltd	(i)(r)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	7,120	7,181	6,319
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JC Penney Corp Inc	(e)(i)(r)	Retailing	5.7%		6/1/20	$143	$133	$115
JW Aluminum Co	(r)	Materials	10.3%		6/1/26	759	759	757
Lycra	(e)(i)(r)	Consumer Durables & Apparel	7.5%		5/1/25	4,284	4,320	4,032
Numericable-SFR	(e)(i)(r)	Software & Services	8.1%		2/1/27	1,767	1,767	1,674
Pattonair Holdings Ltd	(e)(i)	Capital Goods	9.0%		11/1/22	4,660	4,821	4,708
Ply Gem Holdings Inc	(e)(r)	Capital Goods	8.0%		4/15/26	3,697	3,611	3,401
Sorenson Communications LLC	(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,634	11,702
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,685	1,685	1,674
Talos Production LLC	(r)	Energy	11.0%		4/3/22	4,500	4,698	4,376
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,536
Vivint Inc	(e)(r)	Commercial & Professional Services	7.6%		9/1/23	8,911	8,142	7,292
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,753	12,210
Total Other Senior Secured Debt							102,348	95,337
Subordinated Debt—15.8%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(e)(r)	Energy	10.0%		4/1/22	19,500	19,500	19,957
Avantor Inc	(g)(h)(r)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	52,500	52,502	52,533
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	292	292	292
Calumet Specialty Products	(e)(i)(r)	Energy	7.8%		4/15/23	10,300	10,252	8,000
Canbriam Energy Inc	(e)(i)(r)	Energy	7.8%		4/15/23	18,550	18,517	16,278
CEC Entertainment Inc	(g)(r)	Consumer Services	8.0%		2/15/22	37,261	36,294	33,535
ClubCorp Club Operations Inc	(e)(r)	Consumer Services	8.5%		9/15/25	12,478	12,036	11,230
Diamond Resorts International Inc	(e)(r)	Consumer Services	10.8%		9/1/24	3,453	3,615	3,117
Eclipse Resources Corp	(e)(i)(r)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Exterran Energy Solutions LP/EES Finance Corp	(i)(r)	Energy	8.1%		5/1/25	4,114	4,114	3,966
Great Lakes Dredge & Dock Corp	(e)(i)(r)	Capital Goods	8.0%		5/15/22	4,896	4,899	4,978
Intelsat Jackson Holdings SA	(e)(i)	Media	5.5%		8/1/23	3,577	3,240	3,145
Ken Garff Automotive LLC	(e)(r)	Retailing	7.5%		8/15/23	4,039	4,048	4,009
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+650	4.5%	9/15/25	39,750	39,750	38,907
LifePoint Hospitals Inc	(e)(r)	Health Care Equipment & Services	9.8%		12/1/26	6,248	6,248	5,953
Logan’s Roadhouse Inc	(k)	Consumer Services			11/1/24	1,317	1,304	1,303
PF Chang’s China Bistro Inc	(g)(h)(r)	Consumer Services	10.3%		6/30/20	43,108	42,908	39,363
PriSo Acquisition Corp	(e)(g)(r)	Capital Goods	9.0%		5/15/23	47,859	47,559	48,906
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Quorum Health Corp	(e)(r)	Health Care Equipment & Services	11.6%		4/15/23	$2,816	$2,806	$2,684
Sorenson Communications LLC	(g)(r)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,244	9,208
SRS Distribution Inc	(e)(r)	Capital Goods	8.3%		7/1/26	13,222	13,087	12,164
Stars Group Holdings BV	(e)(i)(r)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,692
Sungard Availability Services Capital Inc	(g)(r)	Software & Services	8.8%		4/1/22	16,400	12,880	3,676
Surgery Partners Holdings LLC	(e)(r)	Health Care Equipment & Services	6.8%		7/1/25	2,215	2,113	1,918
Team Health Inc	(e)(r)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,187	7,553
Vertiv Group Corp	(e)(r)	Technology Hardware & Equipment	9.3%		10/15/24	18,690	18,316	16,634
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	8.8%		12/1/20	4,406	4,135	4,202
York Risk Services Group Inc	(g)(h)(r)	Insurance	8.5%		10/1/22	36,050	34,162	25,235
Total Subordinated Debt							423,927	389,417
Unfunded Loan Commitments							(39,750)	(39,750)
Net Subordinated Debt							384,177	349,667

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance —7.6%
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	$1,061	$1,045
Australis Maritime, Private Equity	(i)(k)	Transportation				966	966	966
Global Jet Capital LLC, Preferred Stock	(k)	Commercial & Professional Services				34,893,581	34,894	4,885
Global Jet Capital LLC, Preferred Stock	(i)(k)	Commercial & Professional Services				7,590,835	7,591	1,063
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,267	6,175	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$65,587	64,612	65,587
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$15,402	15,181	15,402
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,976	1,942	1,976
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$11,270	11,108	11,270
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$5,622	5,539	5,622
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1,314	1,295	1,314
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$16,960	16,709	16,960
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$10,503	10,348	10,503
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15,523	15,294	15,523
NewStar Clarendon 2014-1A Class Subord. B	(i)	Diversified Financials	L+435		1/25/27	$730	698	727
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	13.2%		1/25/27	$8,310	5,310	5,928
Total Asset Based Finance							202,171	168,538
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.0%
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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Titan Energy LLC, Common Stock	(k)(r)	Energy				72,739	$2,299	$22
Trace3 Inc, Common Stock		Diversified Financials				7,725	77	143
Warren Resources Inc, Common Stock	(k)(t)	Energy				998,936	4,695	2,347
White Star Petroleum LLC	(k)(m)	Energy				1,738,244	1,477	565
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(k)	Software & Services				1,051,348	8,357	11,053
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	9,862
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/2027	143,435	—	407
Total Equity/Other							93,521	65,995
TOTAL INVESTMENTS—163.6%							$3,797,098	3,611,283
LIABILITIES IN EXCESS OF OTHER ASSETS—(63.6%)								(1,404,312)
NET ASSETS—100.0%								$2,206,971

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(i)	$145,371	$(22,062)
A summary of outstanding financial instruments as of December 31, 2018 is as follows:
Interest rate swaps Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

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

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in- Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income	PIK Income	Fee Income
Senior Secured Loans—First Lien
Aspect Software, Inc.	$5,004	$—	$—	$(5,004)	$—	$—	$—	$—	$286	$—	$6
Aspect Software, Inc.	9,156	—	195	(371)	—	—	(1,652)	7,328	1,144	195	293
Aspect Software, Inc.(1)	(1,822)	—	1,822	(1,822)	—	—	1,822	—	22	—	4
Aspect Software, Inc.	—	—	13,195	(157)	—	—	(3,297)	9,741	718	295	2
Aspect Software, Inc.	—	—	280	(283)	1	2	—	—	4	—	—
Fairway Group Acquisition Co.	6,159	—	783	—	—	—	(200)	6,742	786	783	—
Fairway Group Acquisition Co.	903	—	—	—	—	—	(321)	582	—	—	—
Fairway Group Acquisition Co.(2)	—	—	473	—	—	—	7	480	24	17	101
Fairway Group Acquisition Co.	—	—	2,382	(116)	7	—	144	2,417	124	87	—
H.M. Dunn Co., Inc.	—	9,643	—	—	—	(3,857)	(4,733)	1,053	279	—	—
Warren Resources, Inc.	18,372	—	76	(11,824)	—	—	(448)	6,176	891	76	473
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	795	—	—	—	—	—	(795)	—	—	—	—
Equity/Other
Aspect Software Parent, Inc., Common Equity	—	—	—	—	—	(25,711)	25,711	—	—	—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	1,698	—	—	—	—	—	649	2,347	—	—	—
Total	$40,265	$9,643	$19,206	$(19,577)	$8	$(29,566)	$16,887	$36,866	$4,278	$1,453	$879

(1)
Security was an unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0 as of December 31, 2017.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $1,028 and a fair value of  $1,028.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2019. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.
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
On May 31, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Corporate Capital Trust II, a Delaware statutory trust, or CCT II, FS Investment Corporation II, a Maryland corporation, or FSIC II, FS Investment Corporation IV, a Maryland corporation, or FSIC IV and, collectively with the Company, FSIC II and CCT II, the Funds, NT Acquisition 1, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II or Merger Sub 1, NT Acquisition 2, Inc., a Delaware corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 2, NT Acquisition 3, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 3, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 1A, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 1A, Merger 1, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 2A, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with the Merger 2A, Merger 2, and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 3A, and, immediately thereafter, FSIC IV will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with the Merger 3A, Merger 3 and, collectively with Merger 1 and Merger 2, the Mergers. See Note 12 for additional information.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019.
As of June 30, 2019, the Company reclassified investments that were previously categorized as Equity/Other to Asset Based Finance. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.
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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, the Company recognized $7,154 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. As of June 30, 2019, the Company’s derivative instruments included interest rate swaps.
Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	5,580,175	$43,164	5,795,345	$47,956
Share Repurchase Program	(5,722,223)	(44,347)	(5,929,447)	(49,216)
Net Proceeds from Share Transactions	(142,048)	$(1,183)	(134,102)	$(1,260)
During the period from July 1, 2019 to August 9, 2019, the Company issued 915,790 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $7,054 and at an average price per share of  $7.70. For additional information regarding the terms of the DRP, see Note 5.
Share Repurchase Program
Historically, the Company has conducted quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors considers the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:
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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

In conjunction with the announced Merger Agreement, the Company’s board of directors suspended the Company’s share repurchase program.
The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935
March 31, 2018	April 2, 2018	2,943,198	28%	1.01%	$8.25	24,281
Total		5,929,447				$49,216
Fiscal 2019
December 31, 2018	January 2, 2019	2,899,470	16%	1.00%	$7.75	$22,471
March 31, 2019	April 1, 2019	2,822,753	13%	0.97%	$7.75	21,876
Total		5,722,223				$44,347
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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement, as applicable, during the three and six months ended June 30, 2019 and 2018:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$14,165	$14,237	$29,035	$30,930
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$11,701	$11,181	$23,809	$12,804
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$459	$662	$1,197	$1,516

(1)
FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amount shown for the three and six months ended June 30, 2018 are net of waivers of  $209 and $2,594, respectively. During the six months ended June 30, 2019 and 2018, $28,170 and $33,708, respectively, in base management fees were paid to the Advisor and/or FSIC III Advisor. As of June 30, 2019, $14,165 in base management fees were payable to the Advisor.

(2)
During the six months ended June 30, 2019 and 2018, $21,633 and $16,110, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FSIC III Advisor. As of June 30, 2019, a subordinated incentive fee on income of $11,701 was payable to the Advisor.

(3)
During the six months ended June 30, 2019 and 2018, $860 and $1,267, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $202 for the six months ended June 30, 2019. The Company paid $1,151 and $1,027 in administrative services expenses to FSIC III Advisor and the Advisor during the six months ended June 30, 2019 and 2018, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
Total	$0.34998	$100,979
Fiscal 2019
March 31, 2019	$0.17499	$50,467
June 30, 2019	0.17499	50,463
Total	$0.34998	$100,930
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On April 30, 2019, the Company’s board of directors declared regular monthly cash distributions for July 2019 through September 2019, each in the amount of  $0.058331 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the six months ended June 30, 2019 and 2018 was funded through the reimbursement of operating expenses by FS Investments.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2019 and 2018:
Six Months Ended June 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	100,930	100%	100,979	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$100,930	100%	$100,979	100%

(1)
During the six months ended June 30, 2019 and 2018, 92.4% and 91.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 0.8%, respectively, was attributable to non-cash accretion of discount and 5.5% and 7.5%, respectively, was attributable to PIK interest.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the six months ended June 30, 2019 and 2018 was $99,421 and $102,124, respectively. As of June 30, 2019 and December 31, 2018, the Company had $4,567 and $6,076, respectively, of undistributed net investment income and $165,420 and $96,629, respectively, of accumulated capital losses on a tax basis.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes and the inclusion of a portion of the periodic net settlement payments due on the TRS in tax-basis net investment income and the accretion of discount on the TRS.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019	2018
GAAP-basis net investment income	$93,834	$92,415
Reclassification of unamortized original issue discount and prepayment fees	(2,809)	(1,280)
Tax-basis net investment income portion of total return swap payments	4,692	8,333
Accretion of discount on total return swap	190	718
Other miscellaneous differences	3,514	1,938
Tax-basis net investment income	$99,421	$102,124
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
As of June 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$4,567	$6,076
Accumulated capital losses(1)	(165,420)	(96,629)
Other temporary differences	(164)	(172)
Net unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps and gain/loss on foreign currency(2)	(171,057)	(229,111)
Total	$(332,074)	$(319,836)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $9,174 and $156,246, respectively.

(2)
As of June 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments, total return swap and interest rate swaps and gain on foreign currency was $176,943 and $129,945, respectively, and the gross unrealized depreciation on the Company’s investments, total return swap and interest rate swaps and loss on foreign currency was $348,000 and $359,056, respectively.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,530,350 and $3,815,892 as of June 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(148,944) and $(204,609) as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the Company had a deferred tax asset of  $1,682 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, net operating loss carryforward and capital loss carryforward. As of June 30, 2019, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax assets, therefore, the deferred tax assets were offset by valuation allowance of  $1,682, respectively. For the six months ended June 30, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,410,497	$2,371,323	70%	$2,682,140	$2,639,404	73%
Senior Secured Loans—Second Lien	344,263	303,396	9%	332,741	292,342	8%
Other Senior Secured Debt	115,055	113,167	3%	102,348	95,337	3%
Subordinated Debt	291,452	290,872	9%	384,177	349,667	10%
Asset Based Finance	259,608	218,212	6%	202,171	168,538	4%
Equity/Other	75,567	84,436	3%	93,521	65,995	2%
Total	$3,496,442	$3,381,406	100%	$3,797,098	$3,611,283	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9. The investments underlying the TRS had a notional amount and market value of  $143,802 and $139,537, respectively, as of June 30, 2019 and $145,371 and $141,279, respectively, as of December 31, 2018.
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,531,225	$2,487,960	71%	$2,804,068	$2,757,436	74%
Senior Secured Loans—Second Lien	367,337	326,296	9%	356,184	315,589	8%
Other Senior Secured Debt	115,055	113,167	3%	102,348	95,337	3%
Subordinated Debt	291,452	290,872	8%	384,177	349,667	9%
Asset Based Finance	259,608	218,212	6%	202,171	168,538	4%
Equity/Other	75,567	84,436	3%	93,521	65,995	2%
Total	$3,640,244	$3,520,943	100%	$3,942,469	$3,752,562	100%

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
As of June 30, 2019, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2019, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (s) to the unaudited consolidated schedule of investments as of June 30, 2019 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of  $93,660 and unfunded equity/other commitments of  $167,219. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $128,454 and unfunded equity commitments of  $47. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2019 and audited consolidated schedule of investments as of December 31, 2018.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$17,298	1%	$16,020	0%
Capital Goods	498,111	15%	732,433	20%
Commercial & Professional Services	330,136	10%	317,113	9%
Consumer Durables & Apparel	149,405	4%	150,949	4%
Consumer Services	149,314	4%	170,264	5%
Diversified Financials	317,390	9%	317,165	9%
Energy	162,256	5%	188,262	5%
Food & Staples Retailing	136,077	4%	13,191	0%
Food, Beverage & Tobacco	82,248	2%	81,786	2%
Health Care Equipment & Services	453,118	13%	418,167	12%
Insurance	50,246	1%	35,035	1%
Materials	113,155	3%	119,891	3%
Media	188,535	6%	201,352	6%
Pharmaceuticals, Biotechnology & Life Sciences	58,745	2%	53,872	1%
Real Estate	26,649	1%	—	—
Retailing	157,405	5%	149,864	4%
Semiconductors & Semiconductor Equipment	—	—	6,319	0%
Software & Services	332,718	10%	454,517	13%
Technology Hardware & Equipment	86,088	2%	93,380	3%
Telecommunication Services	52,220	2%	73,840	2%
Transportation	20,292	1%	17,863	1%
Total	$3,381,406	100%	$3,611,283	100%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2019 and December 31, 2018:
		Fair Value
Derivative Instrument	Statement Location	June 30, 2019 (Unaudited)	December 31, 2018
Interest rate swaps	Unrealized appreciation on interest rate swaps	$—	$—
Interest rate swaps	Unrealized depreciation on interest rate swaps	(18,593)	(2,614)
Total		$(18,593)	$(2,614)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the six months ended June 30, 2019 and 2018 are in the following locations in the consolidated statements of operations:
Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest rate swaps	Net realized gains (losses) on interest rate swaps	$—	$—	$—	$—
Total		$—	$—	$—	$—
		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest rate swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(9,985)	$—	$(15,979)	$—
Total		$(9,985)	$—	$(15,979)	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2019 and December 31, 2018:
As of June 30, 2019 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
ING Capital Markets	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$9,064	$—	$—	$9,064	$—
ING Capital Markets	9,529	—	—	9,529	—
Total	$18,593	$—	$—	$18,593	$—

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
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.
As of June 30, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:
As of June 30, 2019 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(5,821)	$(5,821)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(3,243)	(3,243)
ING Capital Markets	$150,000	3-Month LIBOR	2.59%	1/14/2024	—	(6,082)	(6,082)
ING Capital Markets	$150,000	3-Month LIBOR	2.62%	1/14/2022	—	(3,447)	(3,447)
					$—	$(18,593)	$(18,593)

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
As of June 30, 2019 and December 31, 2018, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2019 (Unaudited)		December 31, 2018
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$72	$—	$1,191	$—
Level 2—Significant other observable inputs	820,139	—	1,013,082	—
Level 3—Significant unobservable inputs	2,561,195	(2,883)	2,597,010	(22,062)
Total	$3,381,406	$(2,883)	$3,611,283	$(22,062)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of June 30, 2019 and December 31, 2018, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2019 (Unaudited)		December 31, 2018
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(18,593)	—	(2,614)
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(18,593)	$—	$(2,614)
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
The following is a reconciliation for the six months ended June 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,191,650	$164,009	$7,496	$852	$168,538	$64,465	$2,597,010
Accretion of discount (amortization of premium)	546	155	(5)	1	—	16	713
Net realized gain (loss)	(4,818)	—	38	—	24	(28,855)	(33,611)
Net change in unrealized appreciation (depreciation)	376	(5,647)	208	1,211	(7,542)	36,417	25,023
Purchases	369,815	72,322	10,921	27,722	50,990	12,784	544,554
Paid-in-kind interest	1,451	830	71	61	7,096	712	10,221
Sales and repayments	(570,445)	(8,213)	(1,777)	—	(975)	(1,305)	(582,715)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$1,988,575	$223,456	$16,952	$29,847	$218,131	$84,234	$2,561,195
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,085)	$(5,853)	$198	$368	$(7,514)	$10,605	$(8,281)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$552,320	$181,654	$57,726	$3,335,861
Accretion of discount (amortization of premium)	60	45	—	—	(391)	—	(286)
Net realized gain (loss)	(3,895)	604	(1,064)	—	—	(25,406)	(29,761)
Net change in unrealized appreciation (depreciation)	(5,955)	(17,160)	662	(16)	(13,781)	29,052	(7,198)
Purchases	423,527	1,390	—	48,930	183	4,666	478,696
Paid-in-kind interest	1,001	570	96	—	10,187	516	12,370
Sales and repayments	(230,232)	(5,617)	(11,933)	(48,801)	(142)	(699)	(297,424)
Net transfers in or out of Level 3	(200,374)	(60,537)	(39,432)	(549,481)	—	(1,029)	(850,853)
Fair value at end of period	$2,206,576	$180,534	$8,807	$2,952	$177,710	$64,826	$2,641,405
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,136)	$(16,891)	$118	$(17)	$(13,780)	$3,940	$(32,766)
The following is a reconciliation for the six months ended June 30, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30,
	2019	2018
Fair value at beginning of period	$(22,062)	$(3,756)
Amortization of premium (accretion of discount)	—	—
Net realized gain (loss)	(15,284)	10,237
Net change in unrealized appreciation (depreciation)	19,179	(7,185)
Proceeds	—	—
Sales and repayments	15,284	(10,237)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(2,883)	$(10,941)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing and the total return swap still held at the reporting date	$19,179	$(7,185)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at June 30, 2019 (Unaudited)(1)	Valuation Techniques(2)	Primary Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$1,979,722	Discounted Cash Flow	Discount Rate	7.3% – 16.5% (10.5%)	Decrease
	207,534	Waterfall	EBITDA Multiple	0.1x – 8.5x (2.2x)	Increase
	38,471	Cost
	1,237	Indicative Dealer Quotes		84.9% – 84.9% (84.9%)	Increase
	2,019	Other(5)
Subordinated Debt	29,747	Discounted Cash Flow	Discount Rate	13.8% – 18.8% (13.9%)	Decrease
	100	Waterfall	EBITDA Multiple	10.2x – 10.2x (10.2x)	Increase
Asset Based Finance	170,767	Waterfall	EBITDA Multiple	1.0x – 12.5x (1.1x)	Increase
	38,513	Cost
	5,236	Indicative Dealer Quotes		63.0% – 63.0% (63.0%)	Increase
	3,067	Discounted Cash Flow	Discount Rate	7.9% – 7.9% (7.9%)	Decrease
	548	Other(5)
Equity/Other	51,850	Waterfall	EBITDA Multiple	4.7x – 14.5x (7.3x)	Increase
	32,019	Other(5)
	365	Option Pricing Model	Equity Illiquidity Discount	15.0% – 15.0% (15.0%)	Decrease
Total	$2,561,195
Total Return Swap	$(2,883)	Indicative Dealer Quotes		0.8% – 1.0% (0.9%)	Increase

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2019 are discussed below.
	As of June 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$100,000	$32,994(2)	December 26, 2019(3)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.00%	317,000	183,000	February 26, 2024
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	320,000	80,000	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(4)	427,126(5)	297,874	August 9, 2023
Total			$1,464,126	$593,868
Citibank Total Return Swap	Total Return Swap	L+1.55%	$143,802	$6,198	N/A(6)
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	June 15, 2019(3)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	269,000	81,000	September 22, 2019
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	340,000	60,000	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% – 2.25%(4)	290,594(7)	359,406	August 9, 2023
Total			$1,199,594	$750,406
Citibank Total Return Swap	Total Return Swap	L+1.55%	$145,371	$4,629	N/A(6)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The amount available under the BNP Facility is calculated based on the value of the pledged collateral, rather than BNPP’s commitment. The Company may borrow amounts in excess of BNPP’s commitment, at the discretion of BNPP, to the extent the pledged collateral provides sufficient coverage for additional borrowings.

(3)
On June 12, 2019, Burholme Funding LLC entered into an amendment to the BNP Facility to, among other things, reduce the termination period notice from 270 days to 179 days by either party. As of June 30, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(4)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(5)
Amount includes borrowings in U.S. dollars, Canadian dollars, Euros and Pound sterling. Canadian dollar balance outstanding of CAD $49,400 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019, Euro balance outstanding of  €7,900 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.14 as of June 30, 2019 and Pound sterling balance outstanding of  £20,000 has been converted to U.S. dollars at an exchange rate of GBP £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

(6)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to September 30, 2019, or by Citibank on or after September 30, 2019, in each case, in whole or in part, upon prior written notice to the other party.

(7)
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

For the three and six months ended June 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2019			2018
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$969	$—	$969	$1,726	$—	$1,726
Deutsche Bank Credit Facility	4,289	193	4,482	4,113	233	4,346
JPM Credit Facility	4,711	148	4,859	5,000	36	5,036
Goldman Facility	3,888	100	3,988	3,598	99	3,697
Capital One Credit Facility	—	—	—	1,686	69	1,755
Senior Secured Revolving Credit Facility	5,953	247	6,200	—	—	—
Total	$19,810	$688	$20,498	$16,123	$437	$16,560

	Six Months Ended June 30,
	2019			2018
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$1,838	$—	$1,838	$3,319	$—	$3,319
Deutsche Bank Credit Facility	8,393	327	8,720	7,795	463	8,258
JPM Credit Facility	9,881	294	10,175	9,354	72	9,426
Goldman Facility	7,812	198	8,010	6,719	197	6,916
Capital One Credit Facility	—	—	—	3,196	137	3,333
Senior Secured Revolving Credit Facility	12,840	480	13,320	—	—	—
Total	$40,764	$1,299	$42,063	$30,383	$869	$31,252

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

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $1,572,300 and 5.16%, respectively. As of June 30, 2019, the Company’s weighted average effective interest rate on borrowings was 5.03%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2019 and December 31, 2018.
BNP Facility
On June 12, 2019, Burholme Funding LLC, the Company’s wholly-owned financing subsidiary, entered into an amendment to the committed facility agreement dated as of October 17, 2014 with BNPP to, among other things, amend the maximum committed amount from $250,000 to, on any given date, the average outstanding borrowings over the past ten business days, reduce the tenor from a 270-day rolling period to a 179-day rolling period, provide Burholme Funding LLC with the right to terminate the committed facility at any time upon two business days’ notice, amend the interest rate from three-month LIBOR plus 125 basis points to one-month LIBOR plus 125 basis points, eliminate the commitment fee, and replace BNPP’s right to terminate the committed facility if BNP Paribas’ long term credit rating declines three or more notches below its highest rating by any of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch IBCA, Inc. during the term of the committed facility, or a Funding Event, with automatic termination of the committed facility upon the occurrence of a Funding Event.
Goldman Facility
On July 10, 2019, Germantown Funding LLC and Society Hill Funding LLC, wholly-owned financing subsidiaries of the Company, and Goldman Sachs Bank USA, or Goldman Sachs, effected a series of transactions to refinance the Goldman Facility through a $300,000 senior-secured term loan with Goldman Sachs as administrative agent and lender. The events described below took place in connection with the refinancing.
On July 10, 2019, Germantown Funding LLC entered into a credit agreement, or the Germantown Funding Credit Agreement and, together with the related transaction documents, the Germantown Credit Facility, with Goldman Sachs, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator, pursuant to which Goldman Sachs advanced $300,000 to Germantown Funding LLC. Borrowings under the Germantown Credit Facility accrue interest at a rate equal to three-month LIBOR plus 250 basis points per annum and any amounts borrowed under the Germantown Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2019.
Under the Germantown Credit Facility, Germantown Funding LLC made certain customary representations and warranties and is required to comply with various customary covenants, reporting requirements and other requirements.
The Germantown Funding Credit Agreement contains “Events of Default” for similar financing transactions, including: (i) the failure by Germantown Funding LLC to make principal payment when due or any other payments under the Germantown Funding Credit Agreement within five business days of when they are due; (ii) the failure by Germantown Funding LLC to disburse amounts in excess of  $1 in accordance with the priority of payments within 10 business days of when they are due; (iii) the failure by Germantown Funding LLC (or its written admission that it will be unable) to pay its debts as they become due; (iv) the insolvency or bankruptcy of Germantown Funding LLC; (v) breaches of representations or

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

warranties by Germantown Funding LLC or the Company in any material respect; (vi) the failure by Germantown Funding LLC to comply with certain covenants and obligations under the Germantown Credit Facility (including the failure to post cash margin as required), subject to customary grace periods; and (vii) the failure by Germantown Funding LLC to commit to sell any portfolio assets that become defaulted obligations within 30 days, subject to extension so long as Germantown Funding continues to use commercially reasonable efforts to sell such defaulted assets thereafter.
Upon the occurrence and during the continuation of an “Event of Default,” Goldman Sachs may declare the outstanding advances and all other obligations under the Germantown Funding Credit Agreement immediately due and payable. The occurrence of an “Event of Default” also triggers a requirement that the Company obtain the consent of Goldman Sachs prior to acting on behalf of, or otherwise directing, Germantown Funding LLC in connection with any sale or disposition with respect to portfolio assets.
Germantown Funding LLC’s obligations to Goldman Sachs under the Germantown Credit Facility are secured by a first priority security interest in substantially all of the assets of Germantown Funding LLC, including its portfolio of assets. The obligations of Germantown Funding LLC under the Germantown Credit Facility are non-recourse to the Company, and the Company’s exposure under the Germantown Credit Facility is limited to the value of the Company’s investment in Germantown Funding LLC. Borrowings of Germantown Funding LLC will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to business development companies.
In connection with the Germantown Credit Facility, the Company, Germantown Funding LLC, Society Hill Funding LLC and Goldman Sachs terminated the Goldman Sachs Repurchase Facility by (i) effecting a cancellation of the floating rate notes issued by Germantown Funding LLC to Society Hill Funding LLC pursuant to an indenture, dated June 18, 2015, or as may have been amended, modified or supplemented from time to time, the Indenture; (ii) discharging the Indenture; and (iii) terminating the Master Repurchase Agreement, dated June 18, 2015, as may have been amended, modified or supplemented from time to time.
The Company and/or its subsidiaries paid certain fees to Goldman Sachs in connection with the Germantown Credit Facility, the termination of the Goldman Sachs Repurchase Facility and the related transactions.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of June 30, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after September 30, 2019, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank.	$(2,883)

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

As of June 30, 2019 and December 31, 2018, the fair value of the TRS was $(2,883) and $(22,062), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of June 30, 2019 and December 31, 2018, the receivable due on the TRS was $143 and $1,071, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of June 30, 2019 and December 31, 2018, the Company posted $36,038 and $128,764, respectively, in cash collateral held by Citibank (of which only $30,486 and $119,616, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
For the six months ended June 30, 2019 and 2018, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $(15,284) and $10,237, respectively, and unrealized appreciation (depreciation) on total return swap of  $19,179 and $(7,185), respectively, which are reflected in the Company’s consolidated statements of operations.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2019:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group LLC(4)	Capital Goods	L+975	1.0%	9/30/24	$2,471	$2,673	$202
ATX Networks Corp(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,383	6,240	(143)
Brand Energy & Infrastructure Services Inc(4)	Capital Goods	L+425	1.0%	6/21/24	6,045	5,834	(211)
Caprock Midstream LLC(4)	Energy	L+475		11/3/25	3,706	3,562	(144)
CSM Bakery Products(4)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	4,037	3,957	(80)
Diamond Resorts International Inc(4)	Consumer Services	L+375	1.0%	9/2/23	11,136	10,361	(775)
Eagleclaw Midstream Ventures LLC(4)	Energy	L+425	1.0%	6/24/24	4,760	4,662	(98)
Emerald Performance Materials LLC(4)	Materials	L+775	1.0%	8/1/22	148	147	(1)
Excelitas Technologies Corp	Technology Hardware & Equipment	L+750	1.0%	12/1/25	3,581	3,543	(38)
Foresight Energy LLC(3)(4)	Materials	L+575	1.0%	3/28/22	7,307	5,876	(1,431)
Ivanti Software Inc(4)	Software & Services	L+425	1.0%	1/20/24	6,582	6,590	8
Jo-Ann Stores Inc(4)	Retailing	L+500	1.0%	10/20/23	2,726	2,430	(296)
LBM Borrower LLC(4)	Capital Goods	L+925	1.0%	8/20/23	10,000	9,766	(234)
NaviHealth Inc.(4)	Health Care Equipment & Services	L+500		8/1/25	8,444	8,885	441
Navistar Inc(3)(4)	Automobiles & Components	L+350		11/6/24	8,578	8,591	13
P2 Energy Solutions, Inc.(4)	Software & Services	L+400	1.0%	10/30/20	2,003	2,133	130
PAE Holding Corp	Capital Goods	L+550	1.0%	10/20/22	82	83	1
Paradigm Acquisition Corp(4)	Health Care Equipment & Services	L+750		10/26/26	1,618	1,606	(12)
Peak 10 Holding Corp(4)	Telecommunication Services	L+350		8/1/24	9,931	9,674	(257)
Sequa Corp(4)	Materials	L+500	1.0%	11/28/21	9,178	9,070	(108)
SI Group Inc(4)	Materials	L+475		10/15/25	1,315	1,349	34
SIRVA Worldwide Inc(4)	Commercial & Professional Services	L+550		8/4/25	2,741	2,697	(44)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	75	72	(3)
Vertiv Group Corp(4)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	8,336	8,247	(89)
Vivint Inc(4)	Commercial & Professional Services	L+500		4/1/24	7,340	6,989	(351)
West Corp(4)	Software & Services	L+350	1.0%	10/10/24	4,426	4,072	(354)
West Corp(4)	Software & Services	L+400	1.0%	10/10/24	4,015	3,692	(323)
WireCo WorldGroup Inc(4)	Capital Goods	L+900	1.0%	9/30/24	5,256	5,165	(91)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	1,582	1,571	(11)
Total					$143,802	$139,537	(4,265)
Total TRS Accrued Income and Liabilities:							1,382
Total Unreceived Gain (Loss):							—
Total Accrued Financing Fee:							—
Total TRS Fair Value:							$(2,883)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, three-month LIBOR was 2.32%.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2019, the Company’s unfunded commitments consisted of the following:
Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$10,568
Altus Power America Inc	203
Apex Group Limited	1,908
Aspect Software Inc	2,422
Conservice LLC	4,456
CSafe Global	2,609
CSafe Global	5,217
Eagle Family Foods Inc	2,626
Fairway Group Holdings Corp	512
HM Dunn Co Inc	321
Kodiak BP LLC	8,106
Lazard Global Compounders Fund	13,666
Lipari Foods LLC	21,437
North Haven Cadence Buyer Inc	750
North Haven Cadence Buyer Inc	83
Sungard Availability Services Capital Inc	1,979
Zeta Interactive Holdings Corp	5,571
Asset Based Finance
Home Partners JV, Structured Mezzanine	11,226
Total	$93,660
Unfunded equity/other commitments	$167,219

(1)
May be commitments to one or more entities affiliated with the named company.

As of June 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(247). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2019, the Company’s unfunded equity commitments have a fair value of zero.

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and the year ended December 31, 2018:
	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.60	$8.22
Results of operations(2)
Net investment income	0.32	0.63
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.01)	(0.55)
Net increase (decrease) in net assets resulting from operations	0.31	0.08
Stockholder distributions(3)
Distributions from net investment income	(0.35)	(0.70)
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$7.56	$7.60
Shares outstanding, end of period	290,211,632	290,353,680
Total return(6)	4.06%	0.71%
Total return (without assuming reinvestment of distributions)(6)	4.08%	0.97%
Ratio/Supplemental Data:
Net assets, end of period	$2,193,138	$2,206,971
Ratio of net investment income to average net assets(7)	8.54%	7.84%
Ratio of operating expenses to average net assets(7)	9.03%	7.38%
Ratio of net operating expenses to average net assets(7)	9.03%	7.27%
Portfolio turnover(8)	18.56%	38.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,577,555	$1,225,349
Asset coverage per unit(9)	2.39	2.80

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2019 are annualized. Annualized ratios for the six months ended June 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	2.17%	1.52%
Ratio of interest expense to average net assets	3.83%	2.84%
(8)
Portfolio turnover for the six months ended June 30, 2019 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Fund Mergers
Pending Merger with FSIC II
On May 31, 2019, the Funds entered into the Merger Agreement with Merger Sub 1, Merger Sub 2, Merger Sub 3 and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC IV will merge with and into FSIC II, with FSIC II continuing as the surviving company. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
In the Mergers, each share of the Company’s common stock, CCT II common stock and FSIC IV common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of FSIC II common stock equal to an exchange ratio with respect to the applicable Merger, to be determined in connection with the closing of such Merger, or each, the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of the Company’s common stock, CCT II common stock and FSIC IV common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of FSIC II common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).

FS Investment Corporation III

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Fund Mergers (continued)

Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the applicable Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of FSIC II, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and the Company) is a condition precedent to each of the Mergers. No other Merger is a condition precedent to Merger 1A. Therefore, Merger 1A will occur even if Merger 2A (involving a wholly-owned subsidiary of FSIC II and CCT II) and Merger 3A (involving a wholly-owned subsidiary of FSIC II and FSIC IV) do not occur.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.

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

•
the tax status of the enterprises in which we may invest; and

•
the Mergers, the likelihood the Mergers are completed and the anticipated timing of its completion.

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
Pending Merger with FSIC II
On May 31, 2019, the Funds, Merger Sub 1, Merger Sub 2, Merger Sub 3, and the Advisor entered into the Merger Agreement. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 1A, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company, or Merger 1, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 2A, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company, or Merger 2, and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 3A, and, immediately thereafter, FSIC IV will merge with and into FSIC II, with FSIC II continuing as the surviving company. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
In the Mergers, each share of the Company’s common stock, CCT II common stock and FSIC IV common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of FSIC II common stock equal to the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of the Company’s common stock, CCT II common stock and FSIC IV common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of FSIC II common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds’ and the Advisor’s businesses during the period prior to the closing of the Mergers. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.
The Merger Agreement provides that the board of directors or trustees of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to its respective stockholders, terminate the Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors or trustees of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the Merger Agreement proposed by the other Funds).
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of FSIC II, CCT II, FSIC IV and the Company and a prospectus of FSIC II and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and the Company) is a condition precedent to each of the Mergers. No other Merger is a condition precedent to Merger 1A. Therefore, Merger 1A will occur even if Merger 2A (involving a wholly-owned subsidiary of FSIC II and CCT II) and Merger 3A (involving a wholly-owned subsidiary of FSIC II and FSIC IV) do not occur.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$266,004	$667,427
Sales and Repayments	(561,485)	(919,250)
Net Portfolio Activity	$(295,481)	$(251,823)

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$154,848	58%	$467,954	70%
Senior Secured Loans—Second Lien	112	0%	55,002	8%
Other Senior Secured Debt	40,899	16%	41,187	6%
Subordinated Debt	21,629	8%	50,393	8%
Asset Based Finance	48,331	18%	51,293	8%
Equity/Other	185	0%	1,598	0%
Total	$266,004	100%	$667,427	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,410,497	$2,371,323	70%	$2,682,140	$2,639,404	73%
Senior Secured Loans—Second Lien	344,263	303,396	9%	332,741	292,342	8%
Other Senior Secured Debt	115,055	113,167	3%	102,348	95,337	3%
Subordinated Debt	291,452	290,872	9%	384,177	349,667	10%
Asset Based Finance	259,608	218,212	6%	202,171	168,538	4%
Equity/Other	75,567	84,436	3%	93,521	65,995	2%
Total	$3,496,442	$3,381,406	100%	$3,797,098	$3,611,283	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $143,802 and $139,537, respectively, as of June 30, 2019 and $145,371, and $141,279, respectively, as of December 31, 2018.
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,531,225	$2,487,960	71%	$2,804,068	$2,757,436	74%
Senior Secured Loans—Second Lien	367,337	326,296	9%	356,184	315,589	8%
Other Senior Secured Debt	115,055	113,167	3%	102,348	95,337	3%
Subordinated Debt	291,452	290,872	8%	384,177	349,667	9%
Asset Based Finance	259,608	218,212	6%	202,171	168,538	4%
Equity/Other	75,567	84,436	3%	93,521	65,995	2%
Total	$3,640,244	$3,520,943	100%	$3,942,469	$3,752,562	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:
	June 30, 2019	December 31, 2018
Number of Portfolio Companies	155	157
% Variable Rate Debt Investments (based on fair value)(1)(2)	74.1%	75.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	22.9%	21.3%
% Other Income Producing Investments (based on fair value)(3)	0.2%	0.4%
% Non-Income Producing Investments (based on fair value)(2)	2.7%	1.7%
% of Investments on Non-Accrual (based on fair value)	0.1%	0.7%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.0%	10.5%
Weighted Average Annual Yield on All Debt Investments(5)	9.7%	10.2%

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

(4)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

(5)
The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly cash distribution amount of  $0.058331 per share as of June 30, 2019 and our distribution reinvestment price of  $7.70 per share, the annualized distribution rate to stockholders as of June 30, 2019 was 9.09%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the six months ended June 30, 2019, our total return was 4.06% and our total return without assuming reinvestment of distributions was 4.08%.
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

Direct Originations
The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	June 30, 2019	December 31, 2018
Number of Portfolio Companies	68	64
% of Investments on Non-Accrual (based on fair value)	0.1%	0.2%
Total Cost of Direct Originations	$2,612,344	$2,666,284
Total Fair Value of Direct Originations	$2,511,316	$2,580,206
% of Total Investments, at Fair Value	74.3%	71.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.0%	10.4%
Weighted Average Annual Yield on All Debt Investments(2)	9.7%	10.2%

(1)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

(2)
The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,115,172	62%	$2,119,219	59%
2	1,204,415	36%	1,372,565	38%
3	27,301	1%	75,146	2%
4	34,518	1%	44,353	1%
Total	$3,381,406	100%	$3,611,283	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues
Our investment income for the three and six months ended June 30, 2019 and 2018 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$85,313	90%	$76,645	87%	$171,203	89%	$151,812	88%
Paid-in-kind interest income	5,679	6%	6,550	7%	10,522	5%	12,938	8%
Fee income	4,283	4%	5,386	6%	11,084	6%	7,647	4%
Dividend income	—	—	77	0%	256	0%	77	0%
Total investment income(1)	$95,275	100%	$88,658	100%	$193,065	100%	$172,474	100%

(1)
For the three months ended June 30, 2019 and 2018, such revenues represent $87,282 and $81,504, respectively, of cash income earned as well as $7,993 and $7,154, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the six months ended June 30, 2019 and 2018, such revenues represent $178,425 and $158,085, respectively, of cash income earned as well as $14,640 and $14,389, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 can be primarily attributed to the higher average invested balance during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. The decrease in fee income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to the decrease of origination activity during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in fee income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the increase of origination activity in the three months ended March 31, 2019.

Expenses
Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$14,165	$14,446	$29,035	$33,524
Subordinated income incentive fees	11,701	11,181	23,809	12,804
Administrative services expenses	459	662	1,197	1,516
Stock transfer agent fees	391	391	803	778
Accounting and administrative fees	252	283	510	560
Interest expense	20,498	16,560	42,063	31,252
Directors’ fees	96	263	191	713
Expenses associated with our independent audit and related fees	120	100	219	199
Legal fees	246	35	320	69
Printing fees	133	319	424	569
Other	191	268	660	669
Operating expenses	48,252	44,508	99,231	82,653
Management fee waiver	—	(209)	—	(2,594)
Net expenses	$48,252	$44,299	$99,231	$80,059
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2019 and 2018:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.21%	1.91%	4.52%	3.52%
Ratio of management fee waiver to average net assets(1)	—	(0.01)%	—	(0.11)%
Ratio of net operating expenses to average net assets	2.21%	1.90%	4.52%	3.41%
Ratio of incentive fees and interest expense to average net assets(1)	(1.48)%	(1.19)%	(3.00)%	(1.88)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.73%	0.71%	1.52%	1.53%

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
Net Investment Income
Our net investment income totaled $47,023 ($0.16 per share) and $44,359 ($0.15 per share) for the three months ended June 30, 2019 and 2018, respectively. The increase in net investment income for the three months ended June 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher interest expense.
Our net investment income totaled $93,834 ($0.32 per share) and $92,415 ($0.32 per share) for the six months ended June 30, 2019 and 2018, respectively. The increase in net investment income for the six months ended June 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, TRS and foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(26,032)	$(29,737)	$(63,473)	$(52,602)
Net realized gain (loss) on total return swap	(280)	4,952	(15,284)	10,237
Net realized gain (loss) on foreign currency	20	—	35	226
Total net realized gain (loss)	$(26,292)	$(24,785)	$(78,722)	$(42,139)

(1)
We sold investments and received principal repayments of  $76,892 and $484,593, respectively, during the three months ended June 30, 2019 and $375,046 and $38,098, respectively, during the three months ended June 30, 2018. We sold investments and received principal repayments of  $241,606 and $677,644, respectively, during the six months ended June 30, 2019 and $470,320 and $104,719, respectively, during the six months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$23,368	$28,694	$70,779	$1,426
Net change in unrealized appreciation (depreciation) on total return swap	(1,973)	(9,381)	19,179	(7,185)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(9,985)	—	(15,979)	—
Net change in unrealized gain (loss) on foreign currency	(607)	(428)	(811)	(469)
Total net change in unrealized appreciation (depreciation)	$10,803	$18,885	$73,168	$(6,228)
During the three and six months ended June 30, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by higher valuations from Level 2 categorized assets, partially offset by the reduction in the valuation of our interest rate swaps.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $31,534 ($0.11 per share) and $38,459 ($0.13 per share), respectively.
For the six months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $88,280 ($0.31 per share) and $44,048 ($0.15 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $192,922 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $36,038 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2019, we had $6,198 in capacity available under the TRS and $593,868 in borrowings available under our other financing arrangements, subject to borrowing base and other limitations. As of June 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of  $93,660 and unfunded equity/other commitments of $167,219. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2019:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$100,000	$32,994(2)	December 26, 2019(3)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.00%	317,000	183,000	February 26, 2024
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	320,000	80,000	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% – 2.25%(4)	427,126(5)	297,874	August 9, 2023
Total			$1,464,125	$593,868
Citibank Total Return Swap	Total Return Swap	L+1.55%	$143,802	$6,198	N/A(6)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The amount available under the BNP Facility is calculated based on the value of the pledged collateral, rather than BNP Paribas’ commitment. We may borrow amounts in excess of BNP Paribas’ commitment, at the discretion of BNP Paribas, to the extent the pledged collateral provides sufficient coverage for additional borrowings.

(3)
On June 12, 2019, Burholme Funding LLC entered into an amendment to the BNP Facility to, among other things, reduce the termination period notice from 270 days to 179 days by either party. As of June 30, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(4)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)
Amount includes borrowings in U.S. dollars, Canadian dollars, Euros and Pound sterling. Canadian dollar balance outstanding of CAD $49,400 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019, Euro balance outstanding of  €7,900 has been converted to U.S. dollars at an exchange rate of EUR €1.00 to $1.14 as of June 30, 2019 and Pound sterling balance outstanding of  £20,000 has been converted to U.S. dollars at an exchange rate of GBP £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

(6)
The TRS may be terminated by Center City Funding at any time, subject to payment of an early termination fee if prior to September 30, 2019, or by Citibank on or after September 30, 2019, in each case, in whole or in part, upon prior written notice to the other party.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2019 and 2018 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under the distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
Total	$0.34998	$100,979
Fiscal 2019
March 31, 2019	$0.17499	$50,467
June 30, 2019	0.17499	50,463
Total	$0.34998	$100,930
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2019 and 2018.
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
For the six months ended June 30, 2019, we recognized $7,154 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2019.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.
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
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	December 26, 2019	$100,000	$100,000	—	—	—
Deutsche Bank Credit Facility(3)	February 26, 2024	$317,000	—	—	$317,000	—
JPM Credit Facility(4)	July 15, 2022	$320,000	—	—	$320,000	—
Goldman Facility(5)	July 15, 2019	$300,000	$300,000	—	—	—
Senior Secured Revolving Credit Facility(6)	August 9, 2023	$427,126	—	—	$427,126	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2019, $32,994 remained unused under the BNP Facility.

(3)
At June 30, 2019, $183,000 remained unused under the Deutsche Bank Credit facility.

(4)
At June 30, 2019, $80,000 remained unused under the JPM Credit facility.

(5)
At June 30, 2019, no amounts remained unused under the financing arrangement.

(6)
At June 30, 2019, $297,874 remained unused under the Senior Secured Revolving Credit Facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands).

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 74.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 22.8% were debt investments paying fixed interest rates, while 0.2% were other income producing investments, 2.7% were non-income producing investments and the remaining 0.1% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of June 30, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $540 million. The interest rate swaps have quarterly settlement payments.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2019:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(26,228)	$(16,079)	$(10,149)	(3.9)%
No change	—	—	—	—
Up 100 basis points	$26,146	$16,079	$10,067	3.9%
Up 300 basis points	$80,310	$48,238	$32,072	12.3%
Up 500 basis points	$134,928	$80,396	$54,532	21.0%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2019, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

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

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our definitive proxy statement for the Mergers (filed on August 13, 2019).
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2019, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	2,822,753	$7.75	2,822,753	(1)
May 1, 2019 to May 31, 2019	—	—	—	—
June 1, 2019 to June 30, 2019	—	—	—	—
Total	2,822,753	$7.75	2,822,753	(1)

(1)
The maximum number of shares available for repurchase on April 1, 2019 was 2,822,753. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

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
The following exhibits are filed as part of this quarterly report or hereby incorporated by reference to exhibits previously filed with the SEC:
2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2019).
3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014).
3.2	Articles Supplementary of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2019).
3.3	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2019).
4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2017.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between the Registrant and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-Kfiled on April 9, 2018).
10.2	Custodian Agreement, dated as of January 6, 2014, by and between the Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014).
10.3	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.4	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of June 26, 2014, including the Amended and Restated Paragraph 13 to such Credit Support Annex, dated September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.5	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019).
10.6	Confirmation Letter Agreement, dated as of June 26, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2014).
10.7	Amended and Restated Confirmation Letter Agreement, dated as of August 25, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014).
10.8	Second Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2014, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014).

10.9	Third Amended and Restated Confirmation Letter Agreement, dated as of January 28, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2015).
10.10	Fourth Amended and Restated Confirmation Letter Agreement, dated as of June 26, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).
10.11	Fifth Amended and Restated Confirmation Letter Agreement, dated as of October 14, 2015, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015).
10.12	Sixth Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2016, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2016).
10.13	Seventh Amended and Restated Confirmation Letter Agreement, dated as of June 27, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017).
10.14	Eighth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2017, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017).
10.15	Ninth Amended and Restated Confirmation Letter Agreement, dated as of March 31, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2018).
10.16	Tenth Amended and Restated Confirmation Letter Agreement, dated as of June 29, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).
10.17	Eleventh Amended and Restated Confirmation Letter Agreement, dated as of September 28, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018).
10.18	Twelfth Amended and Restated Confirmation Letter Agreement, dated as of December 26, 2018, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2019).
10.19	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of June 28, 2019, by and between Center City Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019).
10.20	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.21	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.22	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 23, 2014).
10.23	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015).

10.24	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.25	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).
10.26	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).
10.27	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016).
10.28	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.29	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s C urrent Report on Form 8-K filed on June 17, 2019).
10.32	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2014).
10.33	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015).
10.34	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.35	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2016).
10.36	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2015).
10.37	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.38	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2017).
10.39	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).
10.40	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2018).
10.41	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.42	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2018).
10.43	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
10.44	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019).
10.45	Loan Agreement, dated as of May 8, 2015, by and among Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2015).
10.46	Amendment No. 1 to Loan Agreement, dated as of September 8, 2015, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2015).
10.47	Amendment No. 2 to Loan Agreement, dated as of March 1, 2016, between Jefferson Square Funding LLC, as borrower, and JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and securities intermediary and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2016).

10.48	Amended and Restated Loan and Security Agreement, dated as of July 16, 2018, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and State Street Bank and Trust Company, as collateral administrator, collateral agent and securities intermediary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2018).
10.49	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
10.50	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019).
10.51	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase, N.A. as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.52	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
10.53	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC (Incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.
FS INVESTMENT CORPORATION III
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)