Form 10-Q
period 2019-09-30
FS Investment Corp III
filed 2019-11-14
CIK 1579412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
There were 293,921,821 shares of the registrant’s common stock outstanding as of November 8, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation III
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,812,963 and $3,710,247, respectively)	$3,681,159	$3,574,417
Non-controlled/affiliated investments (amortized cost—$38,477 and $86,851, respectively)	23,132	36,866
Total investments, at fair value (amortized cost—$3,851,440 and $3,797,098, respectively)	3,704,291	3,611,283
Cash	80,028	65,501
Foreign currency, at fair value (cost—$2,311 and $1,830, respectively)	2,305	1,847
Collateral held at broker for open interest rate swap contracts	25,920	—
Due from counterparty	36,038	128,764
Receivable for investments sold and repaid	9,986	1,028
Interest receivable	38,124	30,126
Deferred financing costs	7,391	4,524
Receivable due on total return swap(1)	798	1,071
Receivable on interest rate swaps	1,726	259
Prepaid expenses and other assets	161	39
Total assets	$3,906,768	$3,844,442
Liabilities
Unrealized depreciation on total return swap(1)	$5,974	$22,062
Unrealized depreciation on interest rate swaps	20,920	2,614
Payable for investments purchased	197,799	367,728
Repurchase agreement payable (net of deferred financing costs of $0 and $214, respectively)(1)	—	299,786
Credit facilities payable (net of deferred financing costs of $1,697 and $2,092, respectively)(1)	1,455,357	897,502
Stockholder distributions payable	9,952	9,401
Management fees payable	14,166	13,300
Subordinated income incentive fees payable(2)	5,835	9,525
Administrative services expense payable	1,321	425
Interest payable(1)	14,735	13,008
Interest rate swap income payable	1,956	261
Directors’ fees payable	113	215
Other accrued expenses and liabilities	4,002	1,644
Total liabilities	1,732,130	1,637,471
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 292,986,312 and 290,353,680 shares issued and outstanding, respectively	293	290
Capital in excess of par value	2,546,626	2,526,632
Retained earnings (accumulated deficit)	(372,281)	(319,951)
Total stockholders’ equity	2,174,638	2,206,971
Total liabilities and stockholders’ equity	$3,906,768	$3,844,442
Net asset value per share of common stock at period end	$7.42	$7.60

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$76,891	$71,536	$247,081	$221,286
Paid-in-kind interest income	7,347	10,424	17,240	22,939
Fee income	5,374	8,659	16,437	15,823
Dividend income	659	353	915	430
From non-controlled/affiliated investments:
Interest income	569	1,225	1,582	3,287
Paid-in-kind interest income	414	559	1,043	982
Fee income	2	388	23	871
Total investment income	91,256	93,144	284,321	265,618
Operating expenses
Management fees(1)	14,166	13,724	43,201	47,248
Subordinated income incentive fees(2)	5,835	12,827	29,644	25,631
Administrative services expenses	1,325	919	2,522	2,435
Stock transfer agent fees	351	346	1,154	1,124
Accounting and administrative fees	277	274	787	834
Interest expense	19,122	17,709	61,185	48,961
Directors’ fees	97	200	288	913
Other general and administrative expenses	3,089	743	4,712	2,249
Operating expenses	44,262	46,742	143,493	129,395
Management fees waiver(1)	—	—	—	(2,594)
Net expenses	44,262	46,742	143,493	126,801
Net investment income	46,994	46,402	140,828	138,817
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(2,580)	2,882	(33,244)	(20,152)
Non-controlled/affiliated investments	—	—	(32,809)	(29,568)
Net realized gain (loss) on total return swap(3)	1,643	4,021	(13,641)	14,258
Net realized gain (loss) on interest rate swaps	(435)	—	(435)	—
Net realized gain (loss) on foreign currency	219	(516)	254	(290)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(32,424)	(25,549)	4,026	(46,387)
Non-controlled/affiliated investments	311	(174)	34,640	22,090
Net change in unrealized appreciation (depreciation) on total return swap(3)	(3,091)	939	16,088	(6,246)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(2,327)	—	(18,306)	—
Net change in unrealized gain (loss) on foreign currency	2,956	216	2,145	(253)
Total net realized gain (loss) and unrealized appreciation (depreciation)	(35,728)	(18,181)	(41,282)	(66,548)
Net increase (decrease) in net assets resulting from operations	$11,266	$28,221	$99,546	$72,269
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.04	$0.10	$0.34	$0.25
Weighted average shares outstanding	292,059,888	288,969,053	290,145,165	289,044,461

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

FS Investment Corporation III
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income	$46,994	$46,402	$140,828	$138,817
Net realized gain (loss) on investments, total return swap, interest rate swaps and foreign currency(1)	(1,153)	6,387	(79,875)	(35,752)
Net change in unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps	(37,531)	(24,784)	36,448	(30,543)
Net change in unrealized gain (loss) on foreign currency	2,956	216	2,145	(253)
Net increase in net assets resulting from operations	11,266	28,221	99,546	72,269
Stockholder distributions(2)
Distributions to stockholders	(50,946)	(50,481)	(151,876)	(151,460)
Net decrease in net assets resulting from stockholder distributions	(50,946)	(50,481)	(151,876)	(151,460)
Capital share transactions(3)
Reinvestment of stockholder distributions	21,180	22,997	64,344	70,953
Repurchases of common stock	—	(23,677)	(44,347)	(72,893)
Net increase (decrease) in net assets resulting from capital share transactions	21,180	(680)	19,997	(1,940)
Total increase (decrease) in net assets	(18,500)	(22,940)	(32,333)	(81,131)
Net assets at beginning of period	2,193,138	2,330,533	2,206,971	2,388,724
Net assets at end of period	$2,174,638	$2,307,593	$2,174,638	$2,307,593

(1)
See Note 7 for a discussion of these financial instruments.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$99,546	$72,269
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,203,449)	(1,089,493)
Paid-in-kind interest	(18,283)	(23,921)
Proceeds from sales and repayments of investments	1,108,376	1,133,149
Net realized (gain) loss on investments	66,053	49,720
Net change in unrealized (appreciation) depreciation on investments	(38,666)	24,297
Net change in unrealized (appreciation) depreciation on total return swap	(16,088)	6,246
Net change in unrealized (appreciation) depreciation on interest rate swaps	18,306	—
Accretion of discount	(7,039)	(3,308)
Amortization of deferred financing costs	1,940	2,063
Net change in unrealized (gain) loss on borrowings in foreign currency	(2,168)	—
(Increase) decrease in due from counterparty	92,726	(16,684)
(Increase) decrease in receivable for investments sold and repaid	(8,958)	(25,895)
(Increase) decrease in interest receivable	(7,998)	1,075
(Increase) decrease in receivable due on total return swap	273	(4,945)
(Increase) decrease in receivable on interest rate swaps	(1,467)	—
(Increase) decrease in prepaid expenses and other assets	(122)	173
Increase (decrease) in payable for investments purchased	(169,929)	(17,297)
Increase (decrease) in management fees payable	866	(3,291)
Increase (decrease) in subordinated income incentive fees payable	(3,690)	(1,660)
Increase (decrease) in administrative services expense payable	896	577
Increase (decrease) in interest rate swap income payable	1,695	—
Increase (decrease) in interest payable(1)	1,727	1,422
Increase (decrease) in directors’ fees payable	(102)	(6)
Increase (decrease) in other accrued expenses and liabilities	2,358	(921)
Net cash provided by (used in) operating activities	(83,197)	103,570
Cash flows from financing activities
Repurchases of common stock	(44,347)	(72,893)
Distributions paid	(86,981)	(71,303)
Borrowings under credit facilities(1)	965,774	715,521
Repayments of credit facilities(1)	(706,146)	(868,503)
Deferred financing costs paid	(4,198)	(6,406)
Net cash provided by (used in) financing activities	124,102	(303,584)
Total increase (decrease) in cash	40,905	(200,014)
Cash, restricted cash and foreign currency at beginning of period	67,348	368,344
Cash, restricted cash and foreign currency at end of period(2)	$108,253	$168,330
Supplemental disclosure
Non-cash purchase of investments	$(52,880)	$(167,082)
Non-cash sales of investments	$52,880	$167,082
Distributions reinvested	$64,344	$70,953
Excise and state taxes paid	$128	$573

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2019 and 2018, the Company paid $46,117 and $35,675, respectively, in interest expense on the credit facilities and $11,401 and $9,801, respectively, in interest expense pursuant to the repurchase agreement.

(2)
As of September 30, 2019 and 2018, balance includes cash of  $82,333 and $168,330, respectively and restricted cash and collateral of  $25,920 and $0, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.5%
5 Arch Income Fund 2, LLC	(i)(n)	Diversified Financials	10.5%		11/18/23		$113,307	$113,307	$113,062
5 Arch Income Fund 2, LLC	(i)(j)(n)	Diversified Financials	10.5%		11/18/23		35,092	35,092	35,017
Accuride Corp	(q)(r)	Capital Goods	L+525	1.0%	11/17/23		4,665	3,915	3,945
Acosta Holdco Inc	(k)(l)(q)	Commercial & Professional Services	L+325	1.0%	9/26/21		14,183	10,525	4,450
Advantage Sales & Marketing Inc	(q)	Commercial & Professional Services	L+325	1.0%	7/23/21		16,695	15,158	15,633
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23		69,277	69,277	69,970
All Systems Holding LLC	(j)	Commercial & Professional Services	L+625	1.0%	10/31/23		11,970	11,970	12,090
Alstom SA	(i)(q)	Transportation	L+450	1.0%	8/29/21		6,189	5,954	5,988
Altus Power America Inc		Energy	L+750	1.5%	9/30/21		3,750	3,750	3,642
American Tire Distributors Inc	(q)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		1,447	1,365	1,436
American Tire Distributors Inc	(q)	Automobiles & Components	L+750	1.0%	9/2/24		10,841	9,642	9,584
Ammeraal Beltech Holding BV	(i)(q)	Capital Goods	E+375		7/30/25		€1,268	1,466	1,339
Apex Group Limited	(i)(j)	Diversified Financials	L+650	1.3%	6/15/23		$1,957	1,911	1,955
Apex Group Limited	(i)	Diversified Financials	L+650	1.3%	6/15/25		6,350	6,244	6,344
Apex Group Limited	(i)	Diversified Financials	L+700	1.0%	6/15/25		23,278	23,189	23,256
Apex Group Limited	(f)(i)	Diversified Financials	L+700	1.3%	6/15/25		13,130	12,904	13,117
Apex Group Limited	(i)	Diversified Financials	L+700	1.5%	6/15/25		£19,449	24,703	24,041
Arrotex Australia Group Pty Ltd	(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	40,732	27,950	27,068
Aspect Software Inc	(j)	Software & Services	L+500	1.0%	7/15/23		$2,422	2,422	2,422
Aspect Software Inc	(f)	Software & Services	L+500	1.0%	1/15/24		15,595	13,943	14,094
ATX Networks Corp	(g)(i)(q)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		49,218	48,109	46,511
AVF Parent LLC	(k)(l)	Retailing	L+725	1.3%	3/1/24		28,868	28,632	16,422
Belk Inc	(q)	Retailing	L+475	1.0%	12/12/22		21,705	18,102	15,965
Borden Dairy Co	(f)(g)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23		48,125	48,125	41,922
Brand Energy & Infrastructure Services Inc	(q)	Capital Goods	L+425	1.0%	6/21/24		11,450	10,968	11,221
Caprock Midstream LLC	(q)	Energy	L+475		11/3/25		5,005	4,551	4,521
CEPSA Holdco (Matador Bidco)	(i)(q)(r)	Energy	L+475		6/19/26		2,154	2,132	2,162
CHS/Community Health Systems, Inc.	(e)(i)(q)(p)	Health Care Equipment & Services	8.0%		3/15/26		8,299	8,063	8,299
Conservice LLC	(j)	Consumer Services	L+525		11/29/24		1,446	1,434	1,437
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Conservice LLC		Consumer Services	L+525		11/29/24	$29,368	$29,114	$29,319
Conservice LLC	(j)	Consumer Services	L+525		11/29/24	1,229	1,224	1,227
Constellis Holdings LLC	(g)	Capital Goods	L+625	1.0%	4/15/22	39,924	39,441	33,813
CSafe Global		Capital Goods	L+650	1.0%	11/1/21	1,043	1,043	1,038
CSafe Global	(j)	Capital Goods	L+650	1.0%	11/1/21	1,565	1,565	1,557
CSafe Global	(f)	Capital Goods	L+650	1.0%	10/31/23	24,773	24,773	24,649
CSafe Global	(j)	Capital Goods	L+650	1.0%	10/31/23	5,217	5,217	5,191
CSM Bakery Products	(q)(r)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	6,354	6,048	5,941
Dayton Superior Corp	(q)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,560	2,844	1,869
Diamond Resorts International Inc	(f)(q)	Consumer Services	L+375	1.0%	9/2/23	37,607	35,605	36,724
Distribution International Inc	(q)	Retailing	L+575	1.0%	12/15/23	368	330	346
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1,481	1,468	1,424
Eagle Family Foods Inc	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	2,026	2,009	1,949
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+675	1.0%	6/14/24	23,088	22,872	22,205
Eagleclaw Midstream Ventures LLC	(q)	Energy	L+425	1.0%	6/24/24	5,481	5,050	5,052
Electronics For Imaging Inc	(q)	Technology Hardware & Equipment	L+500		7/23/26	13,327	12,673	12,461
Empire Today LLC	(f)(g)	Retailing	L+650	1.0%	11/17/22	43,763	43,763	43,773
Entertainment Benefits Group LLC		Media & Entertainment	L+575	1.0%	9/30/24	504	504	504
Entertainment Benefits Group LLC	(j)	Media & Entertainment	L+575	1.0%	9/30/24	2,017	2,017	2,017
Entertainment Benefits Group LLC	(f)	Media & Entertainment	L+575	1.0%	9/30/25	15,085	14,897	14,897
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	4,243	4,108	4,243
Fairway Group Holdings Corp	(s)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)	1.0%	11/27/23	7,601	7,601	6,973
Fairway Group Holdings Corp	(k)(l)(s)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)	1.0%	11/28/23	4,786	3,916	209
FHC Health Systems Inc	(q)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8,768	7,530	8,775
Foresight Energy LLC	(i)(k)(l)(q)	Materials	L+575	1.0%	3/28/22	12,128	8,966	6,681
Fox Head Inc	(f)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	6,518	6,518	6,133
FullBeauty Brands Holdings Corp		Retailing	L+1,000	1.0%	2/7/22	310	310	302
FullBeauty Brands Holdings Corp	(q)	Retailing	L+900	1.0%	2/7/24	1,808	1,767	949
Greystone Equity Member Corp	(i)	Diversified Financials	L+725	3.8%	4/1/26	109,692	109,692	108,732
Greystone Equity Member Corp	(i)(j)	Diversified Financials	L+725	3.8%	4/1/26	9,558	9,558	9,474
HM Dunn Co Inc	(k)(l)(s)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	7,150	5,786	2,511
HM Dunn Co Inc	(s)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	416	416	416
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
HM Dunn Co Inc	(j)(s)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	$247	$247	$247
Hudson Technologies Co	(i)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	7,769	7,711	4,331
Icynene Group Ltd	(f)(g)(h)	Materials	L+700	1.0%	11/30/24	75,653	75,653	75,884
Industria Chimica Emiliana Srl	(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€44,205	47,125	46,761
Industria Chimica Emiliana Srl	(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	6,271	6,863	6,634
Ivanti Software Inc	(q)	Software & Services	L+425	1.0%	1/20/24	$7,370	7,341	7,357
J S Held LLC		Insurance	L+600	1.0%	7/1/25	236	233	233
J S Held LLC	(j)	Insurance	L+600	1.0%	7/1/25	3,132	3,102	3,100
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	29,359	29,085	29,065
J S Held LLC	(j)	Insurance	L+600	1.0%	7/1/25	7,207	7,207	7,134
JC Penney Corp Inc	(i)(q)	Retailing	L+425	1.0%	6/23/23	2,274	1,950	1,987
Jo-Ann Stores Inc	(q)	Retailing	L+500	1.0%	10/20/23	3,019	2,161	2,092
Jostens Inc	(q)	Consumer Services	L+550		12/19/25	3,941	3,841	3,937
JSS Holdings Ltd	(f)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	65,951	65,518	67,930
Kodiak BP LLC	(f)(g)(h)	Capital Goods	L+725	1.0%	12/1/24	95,522	95,522	94,566
Kodiak BP LLC	(j)	Capital Goods	L+725	1.0%	12/1/24	5,609	5,609	5,553
Laird PLC	(i)(q)(r)	Technology Hardware & Equipment	L+450		7/9/25	460	423	424
LBM Borrower LLC	(f)(q)	Capital Goods	L+375	1.0%	8/20/22	5,282	4,986	5,286
LD Intermediate Holdings Inc	(q)	Software & Services	L+588	1.0%	12/9/22	9,125	8,302	9,072
Lipari Foods LLC	(h)	Food & Staples Retailing	L+588	1.0%	1/6/25	103,337	102,571	103,220
Lipari Foods LLC	(j)	Food & Staples Retailing	L+588	1.0%	1/6/25	21,437	21,437	21,412
Mitel US Holdings Inc	(q)	Technology Hardware & Equipment	L+450		11/30/25	228	221	213
Monitronics International Inc	(q)(r)	Commercial & Professional Services	L+650	1.3%	3/29/24	17,416	16,605	16,093
Monitronics International Inc	(q)	Commercial & Professional Services	L+500	1.5%	7/3/24	4,446	4,446	4,457
Monitronics International Inc	(j)(q)	Commercial & Professional Services	L+500	1.5%	7/3/24	25,541	25,541	25,605
Monitronics International Inc	(q)	Commercial & Professional Services	L+500	1.5%	7/3/24	15,195	15,195	15,328
Multi-Color Corp	(i)(q)	Commercial & Professional Services	6.8%		7/15/26	5,773	5,815	6,015
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	9,258	9,217	9,273
NaviHealth Inc.	(q)	Health Care Equipment & Services	L+500		8/1/25	9,998	9,900	9,973
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+500	1.0%	9/2/21	750	750	750
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/22	4,063	4,063	4,048
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
North Haven Cadence Buyer Inc	(j)	Consumer Services	L+650	1.0%	9/2/22		$5,083	$5,083	$5,064
North Haven Cadence Buyer Inc	(f)(g)	Consumer Services	L+794	1.0%	9/2/22		17,686	17,687	17,620
One Call Care Management Inc	(q)	Insurance	L+400	1.0%	11/27/20		56	50	49
One Call Care Management Inc	(q)	Insurance	L+525	1.0%	11/27/22		1,287	1,098	1,019
P2 Energy Solutions, Inc.	(q)	Software & Services	L+400	1.0%	10/30/20		2,399	2,370	2,378
PAE Holding Corp	(q)	Capital Goods	L+550	1.0%	10/20/22		2,271	2,282	2,281
Peak 10 Holding Corp	(q)	Telecommunication Services	L+350		8/1/24		11,402	9,856	9,884
PF Chang’s China Bistro Inc	(q)	Consumer Services	L+625		3/1/26		8,611	8,530	7,362
PHRC License LLC	(f)	Consumer Services	L+850, 0.3% PIK (4.3% Max PIK)	1.5%	4/28/22		16,593	16,593	16,697
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23		18,644	18,644	16,757
Production Resource Group LLC	(f)(h)	Media & Entertainment	L+700	1.0%	8/21/24		173,008	173,008	152,463
Project Marron	(i)	Consumer Services	L+625		7/3/25	C$	15,648	10,209	10,557
Project Marron	(i)	Consumer Services	L+625		7/2/25	A$	12,291	9,369	9,281
Propulsion Acquisition LLC	(f)(h)(q)	Capital Goods	L+600	1.0%	7/13/21		$54,140	53,455	53,598
PSKW LLC	(f)(g)(h)	Health Care Equipment & Services	L+769	1.0%	11/25/21		172,364	172,262	172,364
Reliant Rehab Hospital Cincinnati LLC	(g)	Health Care Equipment & Services	L+675	1.0%	9/2/24		50,766	50,366	49,905
Roadrunner Intermediate Acquisition Co LLC	(f)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		90,215	90,215	87,799
Safariland LLC		Capital Goods	L+725	1.1%	11/18/23		955	955	917
Safariland LLC	(f)	Capital Goods	L+775	1.1%	11/18/23		41,938	41,938	40,260
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		22,584	22,326	22,357
Savers Inc		Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.0%	3/28/24	C$	31,363	23,094	23,879
Sequa Corp	(q)(r)	Materials	L+500	1.0%	11/28/21		$24,053	23,744	23,888
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		2,254	2,254	2,277
Sequel Youth & Family Services LLC	(f)	Health Care Equipment & Services	L+800		9/1/23		13,000	13,000	13,130
Sequential Brands Group Inc.	(f)	Consumer Durables & Apparel	L+875		2/7/24		96,542	94,891	95,697
SI Group Inc	(q)	Materials	L+475		10/15/25		793	771	773
SIRVA Worldwide Inc	(q)	Commercial & Professional Services	L+550		8/4/25		3,088	2,991	2,995
Smart & Final Stores LLC	(h)(i)(q)	Food & Staples Retailing	L+675		6/20/25		25,538	23,093	23,389
Smart Foodservice	(i)(q)	Food & Staples Retailing	L+475		6/20/26		2,894	2,866	2,909
Sorenson Communications LLC	(q)	Telecommunication Services	L+650		4/29/24		22,966	22,107	22,995
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sungard Availability Services Capital Inc		Software & Services	L+750	1.0%	2/3/22	$1,760	$1,710	$1,822
Sungard Availability Services Capital Inc	(j)	Software & Services	L+750	1.0%	2/3/22	1,760	1,710	1,822
Sutherland Global Services Inc	(i)(q)	Software & Services	L+538	1.0%	4/23/21	11,899	11,311	11,813
Swift Worldwide Resources Holdco Ltd		Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,507	17,507	17,507
Tangoe LLC	(g)	Software & Services	L+650	1.0%	11/28/25	43,723	43,325	43,775
Team Health Inc	(q)	Health Care Equipment & Services	L+275	1.0%	2/6/24	88	74	73
Torrid Inc	(f)	Retailing	L+675	1.0%	12/14/24	17,267	17,081	17,088
Total Safety US Inc	(q)	Capital Goods	L+600	1.0%	8/16/25	4,090	3,690	3,873
Trace3 Inc	(f)(g)	Software & Services	L+675	1.0%	8/3/24	37,248	37,248	36,550
Vertiv Group Corp	(q)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	12,595	11,983	12,017
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	67,396	66,932	66,938
Vivint Inc	(f)(q)	Commercial & Professional Services	L+500		4/1/24	20,770	19,943	20,406
Warren Resources Inc	(s)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,223	6,223	6,223
West Corp	(q)	Software & Services	L+350	1.0%	10/10/24	4,938	4,387	4,384
West Corp	(g)(q)	Software & Services	L+400	1.0%	10/10/24	19,650	18,060	17,611
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	71,286	71,287	71,999
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	8,357	8,357	8,441
Total Senior Secured Loans—First Lien							2,828,003	2,759,133
Unfunded Loan Commitments							(160,325)	(160,325)
Net Senior Secured Loans—First Lien							2,667,678	2,598,808
Senior Secured Loans—Second Lien—17.9%
Advantage Sales & Marketing Inc	(q)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,588	3,837
American Bath Group LLC	(q)	Capital Goods	L+975	1.0%	9/30/24	3,000	2,985	3,000
Ammeraal Beltech Holding BV	(g)(i)	Capital Goods	L+800		7/27/26	44,463	43,648	43,098
Arena Energy LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	26,665	26,665	26,536
athenahealth Inc	(h)	Health Care Equipment & Services	L+850		2/11/27	55,444	54,928	55,930
BCA Marketplace PLC	(i)(r)	Retailing	L+825		9/4/27	£25,901	31,550	31,550
Bellatrix Exploration Ltd	(i)	Energy	8.5%		9/11/23	$3,744	3,744	3,744
Bellatrix Exploration Ltd	(i)(k)(l)	Energy	8.5%		9/11/23	9,000	8,253	2,946
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Byrider Finance LLC		Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22	$5,962	$5,962	$5,947
CDS US Intermediate Holdings Inc	(f)(i)(q)	Media & Entertainment	L+825	1.0%	7/10/23	18,000	16,312	16,632
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	16,160
Electronics For Imaging Inc	(q)	Technology Hardware & Equipment	L+900		7/23/27	3,332	3,168	3,082
Emerald Performance Materials LLC	(q)(r)	Materials	L+775	1.0%	8/1/22	5,107	5,079	5,043
Excelitas Technologies Corp	(q)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	6,648	6,666	6,671
Fairway Group Holdings Corp	(k)(l)(s)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)	1.0%	2/24/24	4,283	3,436	—
Gruden Acquisition Inc	(h)(q)	Transportation	L+850	1.0%	8/18/23	10,000	9,749	9,946
LBM Borrower LLC	(f)(q)	Capital Goods	L+925	1.0%	8/20/23	32,387	31,669	31,881
Misys Ltd	(i)(q)(r)	Software & Services	L+725	1.0%	6/13/25	5,357	5,238	5,146
NEP Broadcasting LLC	(q)	Media & Entertainment	L+700		10/19/26	1,928	1,891	1,893
OEConnection LLC		Software & Services	L+825		9/25/27	18,398	18,215	18,214
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	2,890	2,868	2,359
OPE Inmar Acquisition Inc	(f)(q)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,086
Paradigm Acquisition Corp	(q)	Health Care Equipment & Services	L+750		10/26/26	1,812	1,796	1,803
Peak 10 Holding Corp	(q)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,220	5,848
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,431	34,702
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,154	15,032
Sequa Corp	(q)	Materials	L+900	1.0%	4/28/22	5,204	4,955	5,136
SIRVA Worldwide Inc	(q)	Commercial & Professional Services	L+950		8/3/26	2,826	2,424	2,459
SMG/PA	(q)	Consumer Services	L+700		1/23/26	942	929	956
Sorenson Communications LLC	(g)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	8,983	9,209	8,983
Titan Energy LLC	(g)(k)(l)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	45,287	33,111	449
WireCo WorldGroup Inc	(q)	Capital Goods	L+900	1.0%	9/30/24	5,797	5,718	5,739
Total Senior Secured Loans—Second Lien							436,561	388,808
Other Senior Secured Debt—4.7%
APTIM Corp	(q)	Diversified Financials	7.8%		6/15/25	4,928	4,928	3,524
Artesyn Embedded Technologies Inc	(e)(q)(p)	Technology Hardware & Equipment	9.8%		10/15/20	970	936	975
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,326
Diamond Resorts International Inc	(h)(q)	Consumer Services	7.8%		9/1/23	11,965	11,965	12,369
Enterprise Development Authority	(e)(q)(p)	Consumer Services	12.0%		7/15/24	3,854	3,999	4,239
Frontier Communications Corp	(e)(i)(q)(p)	Telecommunication Services	8.5%		4/1/26	12,305	11,932	12,335
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesys Telecommunications Laboratories Inc	(e)(q)(p)	Technology Hardware & Equipment	10.0%		11/30/24	$1,409	$1,541	$1,527
JC Penney Corp Inc	(e)(i)(q)(p)	Retailing	5.7%		6/1/20	143	133	135
JW Aluminum Co	(q)	Materials	10.3%		6/1/26	759	759	803
Lycra	(e)(i)(q)(p)	Consumer Durables & Apparel	7.5%		5/1/25	7,756	7,760	7,000
MultiPlan Inc	(e)(q)(p)	Health Care Equipment & Services	7.1%		6/1/24	7,978	8,034	7,390
PAREXEL International Corp	(e)(k)(q)(p)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	87	84	80
Pattonair Holdings Ltd	(e)(i)(q)(p)	Capital Goods	9.0%		11/1/22	7,766	7,971	8,174
Ply Gem Holdings Inc	(e)(q)(p)	Capital Goods	8.0%		4/15/26	8,383	8,042	8,278
Sungard Availability Services Capital Inc	(h)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	9,200	9,200	9,200
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,601
Vivint Inc	(e)(h)(q)(p)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,774	12,918
Vivint Inc	(e)(q)(p)	Commercial & Professional Services	7.6%		9/1/23	8,911	8,243	7,975
Total Other Senior Secured Debt							104,134	102,849
Subordinated Debt—12.5%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(e)(q)(p)	Energy	10.0%		4/1/22	19,500	19,500	19,592
athenahealth Inc		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	30,193	30,193	30,388
Avantor Inc	(g)(h)(q)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	52,500	52,502	59,128
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	353	353	353
Calumet Specialty Products	(e)(i)(q)(p)	Energy	7.8%		4/15/23	10,300	10,260	9,605
ClubCorp Club Operations Inc	(e)(q)(p)	Consumer Services	8.5%		9/15/25	12,478	12,075	10,513
Craftworks Rest & Breweries Group Inc		Consumer Services			11/1/24	1,317	1,305	1,180
Diamond Resorts International Inc	(e)(q)(p)	Consumer Services	10.8%		9/1/24	3,453	3,599	3,574
GFL Environmental Inc	(e)(i)(q)(p)	Commercial & Professional Services	8.5%		5/1/27	10,129	10,408	11,256
Hub International Ltd	(e)(q)(p)	Insurance	7.0%		5/1/26	4,037	3,977	4,163
Intelsat Jackson Holdings SA	(e)(i)(q)(p)	Media & Entertainment	5.5%		8/1/23	3,577	3,287	3,355
Ken Garff Automotive LLC	(e)(q)(p)	Retailing	7.5%		8/15/23	4,039	4,047	4,246
Kenan Advantage Group Inc	(q)	Transportation	7.9%		7/31/23	8,518	7,221	7,666
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
LifePoint Hospitals Inc	(e)(q)(p)	Health Care Equipment & Services	9.8%		12/1/26	$11,204	$11,531	$12,015
Montage Resources Corp	(e)(i)(q)(p)	Energy	8.9%		7/15/23	8,175	8,077	6,295
Nouryon (fka Akzo Nobel Specialty Chemicals)	(e)(i)(q)(p)	Materials	8.0%		10/1/26	7,256	7,232	7,274
Plastipak Holdings Inc	(e)(q)	Materials	6.3%		10/15/25	1,118	1,048	936
Quorum Health Corp	(e)(q)(p)	Health Care Equipment & Services	11.6%		4/15/23	2,630	2,622	2,374
SRS Distribution Inc	(e)(q)(p)	Capital Goods	8.3%		7/1/26	13,222	13,096	13,519
Stars Group Holdings BV	(e)(i)(q)(p)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,957
Team Health Inc	(e)(q)(p)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,289	6,441
Vertiv Group Corp	(e)(q)(p)	Technology Hardware & Equipment	9.3%		10/15/24	18,663	18,329	18,080
Vivint Inc	(e)(h)(q)(p)	Commercial & Professional Services	8.8%		12/1/20	10,105	9,787	9,941
York Risk Services Group Inc	(g)(h)(q)	Insurance	8.5%		10/1/22	27,344	26,160	27,925
Total Subordinated Debt							267,768	272,876

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—11.8%
Abacus JV, Private Equity	(i)	Insurance				10,971,302	$10,971	$10,971
Altavair NewCo, Private Equity	(i)	Capital Goods				4,499,673	4,500	4,986
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	1,107,723	1,108	1,108
Australis Maritime, Private Equity	(i)(k)	Transportation				4,631,335	4,631	4,631
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1,102	1,041	1,086
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$7,007	6,618	6,902
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,448	1,368	1,426
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,363	1,288	1,343
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$74,065	69,957	72,954
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$16,491	15,576	16,244
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,703	1,609	1,678
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$13,107	12,380	12,910
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6,341	5,989	6,245
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1,415	1,337	1,394
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$18,963	17,911	18,678
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$11,743	11,092	11,567
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$17,356	$16,394	$17,096
Global Jet Capital LLC, Preferred Stock	(k)	Commercial & Professional Services				52,964,946	52,965	3,972
Home Partners JV, Structured Mezzanine	(i)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$11,226	11,226	11,226
Home Partners JV, Structured Mezzanine	(i)(j)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$11,226	11,226	11,226
Home Partners JV, Common Stock	(i)(k)	Real Estate				5,613,013	5,613	5,801
Home Partners JV, Private Equity	(i)(k)(q)	Real Estate				302,870	303	21
Lenovo Group Ltd, Structured Mezzanine	(i)	Technology Hardware & Equipment	8.0%		6/22/22	€3,975	4,520	4,335
Lenovo Group Ltd, Structured Mezzanine	(i)	Technology Hardware & Equipment	8.0%		6/22/22	$8,354	8,354	8,354
Lenovo Group Ltd, Structured Mezzanine	(i)	Technology Hardware & Equipment	12.0%		6/22/22	€2,529	2,876	2,759
Lenovo Group Ltd, Structured Mezzanine	(i)	Technology Hardware & Equipment	12.0%		6/22/22	$5,316	5,316	5,316
NewStar Clarendon 2014-1A Class D	(i)(k)	Diversified Financials			1/25/27	$8,310	4,915	3,809
Pretium Partners LLC P2, Structured Mezzanine	(i)	Real Estate	9.5%		5/29/25	$12,161	12,161	12,276
Sofi Lending Corp, 2019-C R1	(i)	Diversified Financials			11/16/48	$11,433	6,475	6,471
Toorak Capital Funding LLC, Membership Interest	(i)	Diversified Financials				292,466	292	292
Total Asset Based Finance							310,012	267,077
Unfunded Commitments							(11,226)	(11,226)
Net Asset Based Finance							298,786	255,851

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.9%
All Systems Holding LLC, Common Stock	(k)	Commercial & Professional Services				600,099	$581	$701
ASG Technologies, Warrant	(k)	Software & Services			6/27/22	48,325	1,377	1,632
Aspect Software Inc, Common Stock	(f)(k)	Software & Services				844,096	1,369	1,304
Aspect Software Inc, Warrant	(f)(k)	Software & Services			1/15/24	842,769	—	—
ATX Networks Corp, Common Stock	(i)(k)	Technology Hardware & Equipment				83,488	134	77
Bellatrix Exploration Ltd, Warrant	(i)(k)	Energy			9/11/23	254,987	—	—
Byrider Finance LLC, Common Stock	(k)	Automobiles & Components				278	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(k)(m)	Energy				75,000	75	73
Crossmark Holdings Inc	(k)	Media & Entertainment				1,351	—	—
CSafe Global, Common Stock	(k)	Capital Goods				173,900	174	320
Empire Today LLC, Common Stock	(k)	Retailing				206	614	1,096
Fairway Group Holdings Corp, Common Stock	(k)(s)	Food & Staples Retailing				71,465	2,296	—
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Cost	Fair Value(d)
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				1,142,857	$1,143	$134
FullBeauty Brands Holdings Corp, Common Stock	(k)	Retailing				9,228	43	—
Harvey Industries Inc, Common Stock	(k)	Capital Goods				2,000,000	2,000	6,960
HM Dunn Co Inc, Preferred Stock, Series A	(k)(s)	Capital Goods				1,929	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(k)(s)	Capital Goods				1,929	—	—
JHC Acquisition LLC, Common Stock	(k)	Capital Goods				8,068	8,068	9,681
JSS Holdings Ltd, Net Profits Interest	(k)	Capital Goods				24	—	706
JW Aluminum Co, Common Stock	(k)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		2/15/28	1,003	5,945	13,954
North Haven Cadence Buyer Inc, Common Stock	(k)	Consumer Services				833,333	833	1,937
Power Distribution Inc, Common Stock	(k)	Capital Goods				1,294,287	1,109	129
Ridgeback Resources Inc, Common Stock	(i)(k)	Energy				827,156	5,082	4,185
Sequential Brands Group Inc., Common Stock	(k)(q)	Consumer Durables & Apparel				125,391	1,693	28
SSC (Lux) Limited S.a r.l., Common Stock	(i)(k)	Health Care Equipment & Services				113,636	2,273	3,245
Sungard Availability Services Capital Inc, Common Stock	(g)(h)(k)	Software & Services				160,071	11,187	10,211
Sunnova Energy International Inc, Common Stock	(k)(q)	Energy				292,511	3,291	3,144
Templar Energy LLC, Common Stock	(k)(m)(q)	Energy				129,829	1,104	81
Templar Energy LLC, Preferred Stock	(k)(q)	Energy				86,061	859	—
Titan Energy LLC, Common Stock	(k)(q)	Energy				72,739	2,299	2
Trace3 Inc, Common Stock	(k)	Software & Services				7,725	77	207
Warren Resources Inc, Common Stock	(k)(s)	Energy				998,936	4,695	2,557
White Star Petroleum LLC, Common Stock	(k)(m)	Energy				1,738,244	1,478	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(k)	Software & Services				1,051,348	8,357	11,738
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	10,628
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/27	143,435	—	369
Total Equity / Other							76,513	85,099
TOTAL INVESTMENTS—170.3%							$3,851,440	3,704,291
LIABILITIES IN EXCESS OF ASSETS—(70.3%)								(1,529,653)
NET ASSETS—100.0%								$2,174,638
Total Return Swap	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)	$—	$(5,974)
See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

A summary of outstanding financial instruments as of September 30, 2019 is as follows:
Interest rate swaps Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(6,640)	$(6,640)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(3,308)	(3,308)
ING Capital Markets	$150,000	3-Month LIBOR	2.59%	1/14/2024	—	(7,291)	(7,291)
ING Capital Markets	$150,000	3-Month LIBOR	2.62%	1/14/2022	—	(3,681)	(3,681)
					$—	$(20,920)	$(20,920)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.09%, the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.42)% and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.95%. PIK means paid-in-kind. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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

(h)
Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with Goldman Sachs (see Note 9).

(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, 80.2% of the Company’s total assets represented qualifying assets.

(j)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(k)
Security is non-income producing.

(l)
Security was on non-accrual status as of September 30, 2019.

(m)
Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(n)
Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)
Security held within IC III Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)
Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of September 30, 2019, the fair value of securities rehypothecated by BNPP was $101,352.

(q)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(r)
Position or portion thereof unsettled as of September 30, 2019.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

(s)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” for the nine months ended September 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income(4)	PIK Income(4)	Fee Income(4)
Senior Secured Loans—First Lien
Aspect Software Inc	$7,328	$—	$(7,663)	$(2,060)	$2,395	$—	$—	$—	$—
Aspect Software Inc	9,741	—	(10,386)	(2,652)	3,297	—	—	—	—
Fairway Group Holdings Corp	6,742	659	—	—	(428)	6,973	652	659	—
Fairway Group Holdings Corp	582	—	—	—	(373)	209	—	—	—
Fairway Group Holdings Corp	2,897	1,362	—	—	(16)	4,243	373	317	17
H.M. Dunn Co, Inc	1,053	—	—	—	1,458	2,511	—	—	—
H.M. Dunn Co, Inc(3)	—	416	—	—	—	416	13	20	6
Warren Resources Inc	6,176	47	—	—	—	6,223	544	47	—
Senior Secured Loans—Second Lien
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Equity/Other
Aspect Software Inc, Common Equity	—	—	—	(28,097)	28,097	—	—	—	—
Fairway Group Holdings Corp, Common Equity	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—
Warren Resources, Inc, Common Equity	2,347	—	—	—	210	2,557	—	—	—
Total	$36,866	$2,484	$(18,049)	$(32,809)	$34,640	$23,132	$1,582	$1,043	$23

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

(3)
Security includes a partially unfunded commitment with an amortized cost of  $247 and a fair value of  $247.

(4)
Interest income, PIK income and fee income presented for the full nine months ended September 30, 2019.

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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+550		8/2/25	$329	$322	$323
Sorenson Communications LLC	(f)(r)(s)	Telecommunication Services	L+575	2.3%	4/30/20	45,216	45,008	45,047
Spencer Gifts LLC	(r)(s)	Retailing	L+425	1.0%	7/16/21	14,530	13,786	13,895
SSC (Lux) Limited S.a r.l.	(f)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	60,820	60,820	61,428
Strike LLC	(r)(s)	Energy	L+800	1.0%	11/30/22	3,155	3,092	3,159
Sungard Availability Services Capital Inc	(f)(h)(r)(s)	Software & Services	L+700	1.0%	9/30/21	29,092	28,129	24,845
Sungard Availability Services Capital Inc	(r)	Software & Services	L+1000	1.0%	10/1/22	2,404	2,295	2,333
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	9,728	9,120	9,185
Sutherland Global Services Inc	(i)(r)(s)	Software & Services	L+538	1.0%	4/23/21	2,265	2,123	2,138
Swift Worldwide Resources Holdco Ltd		Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	17,228	17,228	17,228
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	44,220	43,784	43,778
Trace3 Inc	(f)(g)	Diversified Financials	L+675	1.0%	8/5/24	37,578	37,578	37,202
Virgin Pulse Inc	(f)(g)(h)	Software & Services	L+650	1.0%	5/22/25	67,908	67,397	65,796
Vivint Inc	(r)(s)	Commercial & Professional Services	L+500		4/1/24	13,215	12,842	12,880
Warren Resources Inc	(g)(t)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	6,176	6,176	6,176
West Corp	(r)(s)	Software & Services	L+350	1.0%	10/10/24	522	478	478
West Corp	(r)(s)	Software & Services	L+400	1.0%	10/10/24	15,811	14,507	14,566
Westbridge Technologies Inc	(r)(s)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	25,441	25,470	25,505
York Risk Services Group Inc	(r)(s)	Insurance	L+375	1.0%	10/1/21	7,619	7,146	7,145
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	62,929	62,929	63,559
Zeta Interactive Holdings Corp	(j)	Software & Services	L+750	1.0%	7/29/22	11,143	11,143	11,254
Total Senior Secured Loans—First Lien							2,769,596	2,726,860
Unfunded Loan Commitments							(87,456)	(87,456)
Net Senior Secured Loans—First Lien							2,682,140	2,639,404
Senior Secured Loans—Second Lien—13.3%
Advantage Sales & Marketing Inc	(r)(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,413	3,447	3,496
American Bath Group LLC	(r)(s)	Capital Goods	L+975	1.0%	9/30/24	314	312	312
Ammeraal Beltech Holding BV	(i)	Capital Goods	L+800		7/27/26	44,463	43,592	43,505
Arena Energy LP	(f)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	3,744	3,744	3,733
Bellatrix Exploration Ltd	(i)(j)	Energy	8.5%		7/26/23	1,248	1,248	1,244
Bellatrix Exploration Ltd	(i)	Energy	8.5%		7/26/23	9,000	8,151	7,958
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	$5,939	$5,939	$5,828
CDS US Intermediate Holdings Inc	(f)(i)(r)(s)	Media	L+825	1.0%	7/10/23	18,000	16,110	15,030
Centric Group LLC	(r)(s)	Retailing	L+800	1.0%	2/1/24	2,215	2,176	2,184
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(k)(l)(r)	Media	L+750	1.3%	12/21/20	1,500	1,340	60
Fairway Group Holdings Corp	(k)(l)(r)(t)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	3,941	3,436	—
Grocery Outlet Inc	(r)(s)	Food & Staples Retailing	L+725		10/22/26	271	270	269
Gruden Acquisition Inc	(h)(r)	Transportation	L+850	1.0%	8/18/23	10,000	9,703	10,025
Jazz Acquisition Inc	(r)(s)	Capital Goods	L+675	1.0%	6/19/22	4,498	4,317	4,206
LBM Borrower LLC	(r)(s)	Capital Goods	L+925	1.0%	8/20/23	19,910	19,437	19,512
One Call Care Management Inc	(g)(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	2,772	2,747	2,655
OPE Inmar Acquisition Inc	(r)(s)	Software & Services	L+800	1.0%	5/1/25	15,000	15,000	14,850
Paradigm Acquisition Corp	(r)(s)	Health Care Equipment & Services	L+750		10/26/26	190	190	190
Peak 10 Holding Corp	(r)(s)	Telecommunication Services	L+725	1.0%	8/1/25	7,902	7,177	7,132
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	39,804	39,408	39,406
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	15,292	15,145	15,149
Sequa Corp	(r)(s)	Materials	L+900	1.0%	4/28/22	5,204	4,905	4,944
SIRVA Worldwide Inc	(r)(s)	Commercial & Professional Services	L+950		8/2/26	2,826	2,402	2,501
SMG/PA	(r)(s)	Consumer Services	L+700		1/23/26	942	928	931
Spencer Gifts LLC	(g)(h)(r)	Retailing	L+825	1.0%	6/29/22	37,000	36,963	31,635
TierPoint LLC	(r)(s)	Software & Services	L+725	1.0%	5/5/25	7,000	6,589	6,646
Titan Energy LLC	(g)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	44,037	33,111	4,096
UTEX Industries Inc	(r)	Energy	L+725	1.0%	5/20/22	1,273	1,269	1,101
Winebow Group LLC/The	(r)(s)	Food & Staples Retailing	L+750	1.0%	1/2/22	4,912	2,456	2,701
WireCo WorldGroup Inc	(r)(s)	Capital Goods	L+900	1.0%	9/30/24	606	605	608
Total Senior Secured Loans—Second Lien							333,989	293,590
Unfunded Loan Commitments							(1,248)	(1,248)
Net Senior Secured Loans—Second Lien							332,741	292,342
Other Senior Secured Debt—4.2%
APTIM Corp	(r)	Diversified Financials	7.8%		6/15/25	13,174	13,174	9,963
Avantor Inc	(r)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,361	1,361	1,339
Black Swan Energy Ltd	(i)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(e)(r)	Consumer Services	7.3%		5/1/25	54	56	56
Diamond Resorts International Inc	(h)(r)	Consumer Services	7.8%		9/1/23	11,965	11,965	11,544
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
DJO Finance LLC / DJO Finance Corp	(e)(r)	Health Care Equipment & Services	8.1%		6/15/21	$4,580	$4,611	$4,729
Genesys Telecommunications Laboratories Inc	(r)	Technology Hardware & Equipment	10.0%		11/30/24	1,409	1,556	1,482
Global A&T Electronics Ltd	(i)(r)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	7,120	7,181	6,319
JC Penney Corp Inc	(e)(i)(r)	Retailing	5.7%		6/1/20	143	133	115
JW Aluminum Co	(r)	Materials	10.3%		6/1/26	759	759	757
Lycra	(e)(i)(r)	Consumer Durables & Apparel	7.5%		5/1/25	4,284	4,320	4,032
Numericable-SFR	(e)(i)(r)	Software & Services	8.1%		2/1/27	1,767	1,767	1,674
Pattonair Holdings Ltd	(e)(i)	Capital Goods	9.0%		11/1/22	4,660	4,821	4,708
Ply Gem Holdings Inc	(e)(r)	Capital Goods	8.0%		4/15/26	3,697	3,611	3,401
Sorenson Communications LLC	(r)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	11,820	11,634	11,702
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,685	1,685	1,674
Talos Production LLC	(r)	Energy	11.0%		4/3/22	4,500	4,698	4,376
Velvet Energy Ltd	(i)	Energy	9.0%		10/5/23	4,500	4,500	4,536
Vivint Inc	(e)(r)	Commercial & Professional Services	7.6%		9/1/23	8,911	8,142	7,292
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	7.9%		12/1/22	12,886	12,753	12,210
Total Other Senior Secured Debt							100,060	93,195
Subordinated Debt—15.9%
Akzo Nobel Specialty Chemicals	(e)(i)(r)	Materials	8.0%		10/1/26	2,288	2,288	2,142
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	100	100	100
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(e)(r)	Energy	10.0%		4/1/22	19,500	19,500	19,957
Avantor Inc	(g)(h)(r)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	52,500	52,502	52,533
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	292	292	292
Calumet Specialty Products	(e)(i)(r)	Energy	7.8%		4/15/23	10,300	10,252	8,000
Canbriam Energy Inc	(e)(i)(r)	Energy	7.8%		4/15/23	18,550	18,517	16,278
CEC Entertainment Inc	(g)(r)	Consumer Services	8.0%		2/15/22	37,261	36,294	33,535
ClubCorp Club Operations Inc	(e)(r)	Consumer Services	8.5%		9/15/25	12,478	12,036	11,230
Diamond Resorts International Inc	(e)(r)	Consumer Services	10.8%		9/1/24	3,453	3,615	3,117
Eclipse Resources Corp	(e)(i)(r)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Exterran Energy Solutions LP / EES Finance Corp	(i)(r)	Energy	8.1%		5/1/25	4,114	4,114	3,966
Great Lakes Dredge & Dock Corp	(e)(i)(r)	Capital Goods	8.0%		5/15/22	4,896	4,899	4,978
Intelsat Jackson Holdings SA	(e)(i)	Media	5.5%		8/1/23	3,577	3,240	3,145
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ken Garff Automotive LLC	(e)(r)	Retailing	7.5%		8/15/23	$4,039	$4,048	$4,009
Lazard Global Compounders Fund	(i)(j)	Diversified Financials	L+650	4.5%	9/15/25	39,750	39,750	38,907
LifePoint Hospitals Inc	(e)(r)	Health Care Equipment & Services	9.8%		12/1/26	6,248	6,248	5,953
Logan’s Roadhouse Inc	(k)	Consumer Services			11/1/24	1,317	1,304	1,303
PF Chang’s China Bistro Inc	(g)(h)(r)	Consumer Services	10.3%		6/30/20	43,108	42,908	39,363
PriSo Acquisition Corp	(e)(g)(r)	Capital Goods	9.0%		5/15/23	47,859	47,559	48,906
Quorum Health Corp	(e)(r)	Health Care Equipment & Services	11.6%		4/15/23	2,816	2,806	2,684
Sorenson Communications LLC	(g)(r)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	8,983	9,244	9,208
SRS Distribution Inc	(e)(r)	Capital Goods	8.3%		7/1/26	13,222	13,087	12,164
Stars Group Holdings BV	(e)(i)(r)	Consumer Services	7.0%		7/15/26	2,770	2,770	2,692
Sungard Availability Services Capital Inc	(g)(r)	Software & Services	8.8%		4/1/22	16,400	12,880	3,676
Surgery Partners Holdings LLC	(e)(r)	Health Care Equipment & Services	6.8%		7/1/25	2,215	2,113	1,918
Team Health Inc	(e)(r)	Health Care Equipment & Services	6.4%		2/1/25	9,254	8,187	7,553
Vertiv Group Corp	(e)(r)	Technology Hardware & Equipment	9.3%		10/15/24	18,690	18,316	16,634
Vivint Inc	(e)(h)(r)	Commercial & Professional Services	8.8%		12/1/20	4,406	4,135	4,202
York Risk Services Group Inc	(g)(h)(r)	Insurance	8.5%		10/1/22	36,050	34,162	25,235
Total Subordinated Debt							426,215	391,559
Unfunded Loan Commitments							(39,750)	(39,750)
Net Subordinated Debt							386,465	351,809

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—7.6%
Altus Power America Inc, Preferred Stock	(o)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	$1,061	$1,045
Australis Maritime, Private Equity	(i)(k)	Transportation				966	966	966
Global Jet Capital LLC, Preferred Stock	(k)	Commercial & Professional Services				34,893,581	34,894	4,885
Global Jet Capital LLC, Preferred Stock	(i)(k)	Commercial & Professional Services				7,590,835	7,591	1,063
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,267	6,175	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$65,587	64,612	65,587
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$15,402	15,181	15,402
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,976	1,942	1,976
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$11,270	11,108	11,270
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$5,622	$5,539	$5,622
Global Jet Capital LLC, Structured Mezzanine	(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1,314	1,295	1,314
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$16,960	16,709	16,960
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$10,503	10,348	10,503
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15,523	15,294	15,523
NewStar Clarendon 2014-1A Class Subord. B	(i)	Diversified Financials	L+435		1/25/27	$730	698	727
NewStar Clarendon 2014-1A Class D	(i)	Diversified Financials	13.2%		1/25/27	$8,310	5,310	5,928
Total Asset Based Finance							202,171	168,538

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.0%
5 Arch Income Fund 2, LLC, Common Stock	(i)(m)	Diversified Financials				56,000	$1,381	$2,800
All Systems Holding LLC, Common Stock		Commercial & Professional Services				60	581	670
Altus Power America Inc, Common Stock	(k)	Energy				462,008	462	81
ASG Technologies, Warrants	(k)	Software & Services			6/27/22	48,325	1,377	1,403
Aspect Software Inc, Common Stock	(k)(t)	Software & Services				108,806	28,097	—
ATX Networks Corp, Common Stock	(i)(k)	Technology Hardware & Equipment				83,488	134	65
Byrider Finance LLC, Common Stock	(k)	Automobiles & Components				278	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(k)(m)	Energy				75,000	75	32
CSafe Global, Common Stock	(k)	Capital Goods				173,900	174	243
Empire Today LLC, Common Stock	(k)	Retailing				206	614	595
Fairway Group Holdings Corp, Common Stock	(k)(t)	Food & Staples Retailing				71,465	2,296	—
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				11,429	11	5
Fox Head Inc, Common Stock	(k)	Consumer Durables & Apparel				1,131,428	1,131	504
Harvest Oil & Gas Corp, Common Stock	(k)(r)	Energy				59,445	1,308	1,069
Harvey Industries Inc, Common Stock	(k)	Capital Goods				2,000,000	2,000	4,050
HM Dunn Co Inc, Preferred Stock, Series A	(k)(t)	Capital Goods				1,929	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(k)(t)	Capital Goods				1,929	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(k)(m)	Materials				220,619	221	132
JHC Acquisition LLC, Common Stock	(k)	Capital Goods				8,068	8,068	10,831
JSS Holdings Ltd, Net Profits Interest	(k)	Capital Goods				—	—	426
JW Aluminum Co, Common Stock	(k)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/2025	1,087	4,836	9,041
North Haven Cadence Buyer Inc, Common Equity	(k)	Consumer Services				833,333	833	1,271
Power Distribution Inc, Common Stock	(k)	Capital Goods				923,077	923	485
See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Ridgeback Resources Inc, Common Stock	(i)(k)(q)	Energy				827,156	$5,082	$4,092
Sequential Brands Group Inc., Common Stock	(k)(r)	Consumer Durables & Apparel				125,391	1,693	100
SSC (Lux) Limited S.a r.l., Common Stock	(i)(k)	Health Care Equipment & Services				113,636	2,273	2,784
Sunnova Energy Corp, Common Stock	(k)	Energy				577,086	2,166	—
Sunnova Energy Corp, Preferred Stock	(k)	Energy				105,341	561	578
Templar Energy LLC, Common Stock	(k)(m)(r)	Energy				129,829	1,103	81
Templar Energy LLC, Preferred Stock	(k)(r)	Energy				86,061	859	258
Titan Energy LLC, Common Stock	(k)(r)	Energy				72,739	2,299	22
Trace3 Inc, Common Stock		Diversified Financials				7,725	77	143
Warren Resources Inc, Common Stock	(k)(t)	Energy				998,936	4,695	2,347
White Star Petroleum LLC	(k)(m)	Energy				1,738,244	1,477	565
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(k)	Software & Services				1,051,348	8,357	11,053
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(k)	Software & Services				956,233	8,357	9,862
Zeta Interactive Holdings Corp, Warrant	(k)	Software & Services			4/20/2027	143,435	—	407
Total Equity/Other							93,521	65,995
TOTAL INVESTMENTS—163.6%							$3,797,098	3,611,283
LIABILITIES IN EXCESS OF OTHER ASSETS—(63.6%)								(1,404,312)
NET ASSETS—100.0%								$2,206,971

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(i)	$145,371	$(22,062)
A summary of outstanding financial instruments as of December 31, 2018 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

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

FS Investment Corporation III
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in- Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income	PIK Income	Fee Income
Senior Secured Loans—Second Lien
Fairway Group Acquisition Co.	$795	$—	$—	$—	$—	$—	$(795)	$—	$—	$—	$—
Equity/Other
Aspect Software Parent, Inc., Common Equity	—	—	—	—	—	(25,711)	25,711	—	—	—	—
Fairway Group Holdings Corp., Common Equity	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	1,698	—	—	—	—	—	649	2,347	—	—	—
Total	$40,265	$9,643	$19,206	$(19,577)	$8	$(29,566)	$16,887	$36,866	$4,278	$1,453	$879

(1)
Security was an unfunded commitment with an amortized cost of  $1,822 and a fair value of  $0 as of December 31, 2017.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $1,028 and a fair value of  $1,028.

See notes to unaudited consolidated financial statements.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation III, or the Company, was incorporated under the general corporation laws of the State of Maryland on June 7, 2013 and formally commenced investment operations on April 2, 2014. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2019. All significant intercompany transactions have been eliminated in consolidation. One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, the Company recognized $8,367 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed consolidated statements of operations. As of September 30, 2019, the Company’s derivative instruments included interest rate swaps.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	8,354,855	$64,344	8,610,947	$70,953
Share Repurchase Program	(5,722,223)	(44,347)	(8,816,922)	(72,893)
Net Proceeds from Share Transactions	2,632,632	$19,997	(205,975)	$(1,940)
During the period from October 1, 2019 to November 8, 2019, the Company issued 935,509 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $7,064 and at an average price per share of  $7.55. For additional information regarding the terms of the DRP, see Note 5.
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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 10, 2018	2,986,249	40%	1.03%	$8.35	$24,935
March 31, 2018	April 2, 2018	2,943,198	28%	1.01%	$8.25	24,281
June 30, 2018	July 2, 2018	2,887,475	19%	0.99%	$8.20	23,677
Total		8,816,922				$72,893
Fiscal 2019
December 31, 2018	January 2, 2019	2,899,470	16%	1.00%	$7.75	$22,471
March 31, 2019	April 1, 2019	2,822,753	13%	0.97%	$7.75	21,876
June 30, 2019(1)	—	—	—	—	—	—
Total		5,722,223				$44,347

(1)
The Company suspended its share repurchase program effective May 31, 2019.

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC III Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement, as applicable, during the three and nine months ended September 30, 2019 and 2018:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$14,166	$13,724	$43,201	$44,654
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,835	$12,827	$29,644	$25,631
The Advisor and FSIC III Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC III Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,325	$919	$2,522	$2,435

(1)
FSIC III Advisor contractually agreed, effective February 3, 2017, to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC III Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amount shown for the nine months ended September 30, 2018 is net of waivers of  $2,594. During the nine months ended September 30, 2019 and 2018, $42,335 and $47,945, respectively, in base management fees were paid to the Advisor and/or FSIC III Advisor. As of September 30, 2019, $14,166 in base management fees were payable to the Advisor.

(2)
During the nine months ended September 30, 2019 and 2018, $33,334 and $27,291, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FSIC III Advisor. As of September 30, 2019, a subordinated incentive fee on income of  $5,835 was payable to the Advisor.

(3)
During the nine months ended September 30, 2019 and 2018, $1,947 and $2,047, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC III Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $244 for the nine months ended September 30, 2019. The Company paid $1,626 and $1,858 in administrative services expenses to FSIC III Advisor and the Advisor during the nine months ended September 30, 2019 and 2018, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
September 30, 2018	0.17499	50,481
Total	$0.52497	$151,460
Fiscal 2019
March 31, 2019	$0.17499	$50,467
June 30, 2019	0.17499	50,463
September 30, 2019	0.17499	50,946
Total	$0.52497	$151,876
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On October 11, 2019, the Company’s board of directors declared a regular monthly cash distribution for October 2019 in the amount of  $0.058331 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company has suspended the DRP with respect to any distributions with a record date between December 1, 2019 and the closing of the Mergers.
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the nine months ended September 30, 2019 and 2018 was funded through the reimbursement of operating expenses by FS Investments.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2019 and 2018:
Nine Months Ended September 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	151,876	100%	151,460	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$151,876	100%	$151,460	100%

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)
During the nine months ended September 30, 2019 and 2018, 91.3% and 89.9%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.3% and 1.1%, respectively, was attributable to non-cash accretion of discount and 6.4% and 9.0%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2019 and 2018 was $148,862 and $147,127, respectively. As of September 30, 2019 and December 31, 2018, the Company had $0 and $2,186, respectively, of undistributed net investment income and $167,040 and $96,421, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019	2018
GAAP-basis net investment income	$140,828	$138,817
Reclassification of unamortized original issue discount and prepayment fees	(4,343)	(7,315)
Tax-basis net investment income portion of total return swap payments	6,223	12,615
Accretion of discount on total return swap	340	1,124
Other miscellaneous differences	5,814	1,886
Tax-basis net investment income	$148,862	$147,127
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
As of September 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$—	$2,186
Accumulated capital losses(1)	(167,040)	(96,421)
Other temporary differences	(160)	(172)
Net unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps and gain/loss on foreign currency(2)	(203,638)	(225,429)
Total	$(370,838)	$(319,836)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $8,370 and $158,670, respectively.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(2)
As of September 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments, total return swap and interest rate swaps and gain on foreign currency was $187,937 and $129,945, respectively, and the gross unrealized depreciation on the Company’s investments, total return swap and interest rate swaps and loss on foreign currency was $391,575 and $355,374, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,883,354 and $3,812,210 as of September 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(203,638) and $(225,429) as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company had a deferred tax asset of  $899 comprised of the Company’s wholly-owned taxable subsidiary’s unrealized depreciation on investments, net operating loss carryforward and capital loss carryforward. As of September 30, 2019, the wholly-owned taxable subsidiary anticipated that it would be unable to fully utilize the components of the deferred tax assets, therefore, the deferred tax assets were offset by valuation allowance of  $899, respectively. For the nine months ended September 30, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiary.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,667,678	$2,598,808	70%	$2,682,140	$2,639,404	73%
Senior Secured Loans—Second Lien	436,561	388,808	11%	332,741	292,342	8%
Other Senior Secured Debt	104,134	102,849	3%	100,060	93,195	3%
Subordinated Debt	267,768	272,876	7%	386,465	351,809	10%
Asset Based Finance	298,786	255,851	7%	202,171	168,538	4%
Equity/Other	76,513	85,099	2%	93,521	65,995	2%
Total	$3,851,440	$3,704,291	100%	$3,797,098	$3,611,283	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9. As of September 30, 2019, no assets were held by the TRS. As of December 31, 2018, the assets underlying the TRS had a notional amount and market value of  $145,371 and $141,279, respectively.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,667,678	$2,598,808	70%	$2,804,068	$2,757,436	74%
Senior Secured Loans—Second Lien	436,561	388,808	11%	356,184	315,589	8%
Other Senior Secured Debt	104,134	102,849	3%	100,060	93,195	3%
Subordinated Debt	267,768	272,876	7%	386,465	351,809	9%
Asset Based Finance	298,786	255,851	7%	202,171	168,538	4%
Equity/Other	76,513	85,099	2%	93,521	65,995	2%
Total	$3,851,440	$3,704,291	100%	$3,942,469	$3,752,562	100%

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
As of September 30, 2019, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2019, the Company did not “control” any of its portfolio companies. For additional information with respect to such portfolio companies, see footnote (s) to the unaudited consolidated schedule of investments as of September 30, 2019 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of  $171,551 and unfunded equity/other commitments of  $123,924. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $128,454 and unfunded equity commitments of $47. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2019 and audited consolidated schedule of investments as of December 31, 2018.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$17,320	0%	$16,020	0%
Capital Goods	500,781	13%	732,433	20%
Commercial & Professional Services	382,544	10%	317,113	9%
Consumer Durables & Apparel	143,694	4%	150,949	4%
Consumer Services	173,257	5%	170,264	5%
Diversified Financials	302,533	8%	317,165	9%
Energy	150,784	4%	188,262	5%
Food & Staples Retailing	140,918	4%	13,191	0%
Food, Beverage & Tobacco	86,464	2%	81,786	2%
Health Care Equipment & Services	472,181	13%	418,167	12%
Insurance	75,709	2%	35,035	1%
Materials	142,241	4%	119,891	3%
Media & Entertainment	189,744	5%	201,352	6%
Pharmaceuticals, Biotechnology & Life Sciences	132,808	4%	53,872	1%
Real Estate	29,324	1%	—	—
Retailing	182,187	5%	149,864	4%
Semiconductors & Semiconductor Equipment	—	—	6,319	0%
Software & Services	370,724	10%	454,517	13%
Technology Hardware & Equipment	122,802	3%	93,380	3%
Telecommunication Services	60,045	2%	73,840	2%
Transportation	28,231	1%	17,863	1%
Total	$3,704,291	100%	$3,611,283	100%

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2019 and December 31, 2018:
		Fair Value
Derivative Instrument	Statement Location	September 30, 2019 (Unaudited)	December 31, 2018
Interest rate swaps	Unrealized appreciation on interest rate swaps	$—	$—
Interest rate swaps	Unrealized depreciation on interest rate swaps	(20,920)	(2,614)
Total		$(20,920)	$(2,614)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2019 and 2018 are in the following locations in the consolidated statements of operations:
		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest rate swaps	Net realized gains (losses) on interest rate swaps	$(435)	$—	$(435)	$—
Total		$(435)	$—	$(435)	$—

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest rate swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(2,327)	$—	$(18,306)	$—
Total		$(2,327)	$—	$(18,306)	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2019 and December 31, 2018:
As of September 30, 2019 (Unaudited)
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$9,948	$—	$—	$9,948	$—
ING Capital Markets	10,972	—	—	10,972	—
Total	$20,920	$—	$—	$20,920	$—

As of December 31, 2018
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$2,614	$—	$—	$—	$2,614
	$2,614	$—	$—	$—	$2,614

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

Interest Rate Swaps
Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to a counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by dealing only with well-known counterparties. The Company utilizes interest rate swaps from time to time in order to hedge a portion of its fixed-rate portfolio investments.
The average notional balance for interest rate swaps during the nine months ended September 30, 2019 was $540,000.
As of September 30, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:
As of September 30, 2019 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(6,640)	$(6,640)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(3,308)	(3,308)
ING Capital Markets	$150,000	3-Month LIBOR	2.59%	1/14/2024	—	(7,291)	(7,291)
ING Capital Markets	$150,000	3-Month LIBOR	2.62%	1/14/2022	—	(3,681)	(3,681)
					$—	$(20,920)	$(20,920)

As of December 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,636)	$(1,636)
JP Morgan Chase Bank	$120,000	3-Month LIBOR	2.81%	12/18/2021	—	(978)	(978)
					$—	$(2,614)	$(2,614)

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
As of September 30, 2019 and December 31, 2018, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2019 (Unaudited)		December 31, 2018
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$3,174	$—	$1,191	$—
Level 2—Significant other observable inputs	967,684	—	1,013,082	—
Level 3—Significant unobservable inputs	2,733,433	(5,974)	2,597,010	(22,062)
Total	$3,704,291	$(5,974)	$3,611,283	$(22,062)
As of September 30, 2019 and December 31, 2018, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2019 (Unaudited)		December 31, 2018
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(20,920)	—	(2,614)
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(20,920)	$—	$(2,614)

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,191,650	$164,009	$7,496	$852	$168,538	$64,465	$2,597,010
Accretion of discount (amortization of premium)	1,001	221	(6)	2	5	91	1,314
Net realized gain (loss)	(4,827)	—	3	—	24	(28,358)	(33,158)
Net change in unrealized appreciation (depreciation)	(23,350)	(13,388)	116	914	(9,021)	36,372	(8,357)
Purchases	518,743	122,088	10,921	27,721	86,668	12,785	778,926
Paid-in-kind interest	2,353	933	131	2,532	10,909	1,084	17,942
Sales and repayments	(602,609)	(8,213)	(3,534)	—	(1,293)	(4,595)	(620,244)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$2,082,961	$265,650	$15,127	$32,021	$255,830	$81,844	$2,733,433
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(29,714)	$(13,593)	$105	$71	$(8,992)	$8,771	$(43,352)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,222,444	$261,239	$60,478	$552,320	$181,654	$57,726	$3,335,861
Accretion of discount (amortization of premium)	1,195	91	1	—	(627)	8	668
Net realized gain (loss)	(3,879)	649	(1,059)	121	—	(25,406)	(29,574)
Net change in unrealized appreciation (depreciation)	(25,501)	(14,694)	671	(513)	(27,295)	30,939	(36,393)
Purchases	782,150	72,583	—	48,930	224	3,357	907,244
Paid-in-kind interest	5,410	896	133	14	15,660	839	22,952
Sales and repayments	(581,698)	(134,018)	(12,269)	(51,480)	(143)	(699)	(780,307)
Net transfers in or out of Level 3	(200,374)	(60,537)	(39,432)	(549,481)	—	(1,029)	(850,853)
Fair value at end of period	$2,199,747	$126,209	$8,523	$(89)	$169,473	$65,735	$2,569,598
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(21,269)	$(13,472)	$132	$(514)	$(27,296)	$5,760	$(56,659)
The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30,
	2019	2018
Fair value at beginning of period	$(22,062)	$(3,756)
Amortization of premium (accretion of discount)	—	—
Net realized gain (loss)	(13,641)	14,258
Net change in unrealized appreciation (depreciation)	16,088	(6,246)
Proceeds	—	—
Sales and repayments	13,641	(14,258)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(5,974)	$(10,002)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$16,088	$(6,246)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at September 30, 2019 (Unaudited)(1)	Valuation Techniques(2)	Primary Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$2,070,168	Discounted Cash Flow	Discount Rate	6.5% – 16.7% (9.6%)	Decrease
	119,659	Other(5)
	112,113	Cost
	61,798	Waterfall	EBITDA Multiple	0.1x – 8.5x (2.8x)	Increase
Subordinated Debt	31,921	Discounted Cash Flow	Discount Rate	13.2% – 18.0% (13.4%)	Decrease
	100	Waterfall	EBITDA Multiple	9.9x – 9.9x (9.9x)	Increase
Asset Based Finance	174,341	Waterfall	EBITDA Multiple	1.0x – 13.5x (1.1x)	Increase
	44,497	Discounted Cash Flow	Discount Rate	7.8% – 12.9% (9.8%)	Decrease
	17,581	Other(5)
	15,602	Cost
	3,809	Indicative Dealer Quotes		63.0% – 63.0% (63.0%)	Increase
Equity/Other	51,054	Waterfall	EBITDA Multiple	0.7x – 14.3x (7.7x)	Increase
	30,084	Other(5)
	706	Option Pricing Model	Equity Illiquidity Discount	15.0% – 15.0% (15.0%)	Decrease
Total	$2,733,433

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2019 are discussed below.
	As of September 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$100,000	$24,616(2)	March 27, 2020(3)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.00%	331,800	168,200	February 26, 2024
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	320,000	80,000	July 15, 2022
Goldman Facility(1)	Term Loan Credit Facility	L+2.50%	300,000	—	December 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(4)	405,254(5)	319,746	August 9, 2023
Total			$1,457,054	$592,562
Citibank Total Return Swap	Total Return Swap	L+1.55%	$—	$—	N/A(6)
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$—	$250,000	June 15, 2019(3)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.25%	269,000	81,000	September 22, 2019
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	340,000	60,000	July 15, 2022
Goldman Facility(1)	Repurchase Agreement	L+2.50%	300,000	—	July 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% – 2.25%(4)	290,594(7)	359,406	August 9, 2023
Total			$1,199,594	$750,406
Citibank Total Return Swap	Total Return Swap	L+1.55%	$145,371	$4,629	N/A(6)

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

(3)
On June 12, 2019, Burholme Funding LLC entered into an amendment to the BNP Facility to, among other things, reduce the termination period notice from 270 days to 179 days by either party. As of September 30, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(4)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)
Amount includes borrowings in U.S. dollars, Canadian dollars, Australian dollars, Euros and pounds sterling. Canadian dollar balance outstanding of CAD $48,900 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019, Australian dollar balance outstanding of AUD $55,400 has been converted to U.S. dollars at an exchange

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

rate of AUD $1.00 to $0.67 as of September 30, 2019, Euro balance outstanding of €51,950 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 and Pound sterling balance outstanding of £19,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.
(6)
The TRS may be terminated by Center City Funding or Citibank on or after September 30, 2019, in each case, in whole or in part, upon prior written notice to the other party. Center City Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past September 30, 2019 nor terminated the TRS on that date. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been cancelled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

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

For the three and nine months ended September 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2019			2018
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$1,129	$—	$1,129	$775	$—	$775
Deutsche Bank Credit Facility	4,426	197	4,623	3,899	235	4,134
JPM Credit Facility	4,392	152	4,544	5,878	144	6,022
Goldman Facility	3,670	32	3,702	3,711	100	3,811
Capital One Credit Facility	—	—	—	341	587	928
Senior Secured Revolving Credit Facility	4,864	260	5,124	1,911	128	2,039
Total	$18,481	$641	$19,122	$16,515	$1,194	$17,709

	Nine Months Ended September 30,
	2019			2018
Arrangement(1)	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility	$2,967	$—	$2,967	$4,094	$—	$4,094
Deutsche Bank Credit Facility	12,819	524	13,343	11,694	698	12,392
JPM Credit Facility	14,273	446	14,719	15,232	216	15,448
Goldman Facility	11,482	230	11,712	10,430	297	10,727
Capital One Credit Facility	—	—	—	3,537	724	4,261
Senior Secured Revolving Credit Facility	17,704	740	18,444	1,911	128	2,039
Total	$59,245	$1,940	$61,185	$46,898	$2,063	$48,961

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

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $1,533,844 and 5.09%, respectively. As of September 30, 2019, the Company’s weighted average effective interest rate on borrowings was 4.61%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $1,343,639 and 4.67%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.79%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2019 and December 31, 2018.
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
The Germantown Funding Credit Agreement contains “Events of Default” for similar financing transactions, including: (i) the failure by Germantown Funding LLC to make principal payment when due or any other payments under the Germantown Funding Credit Agreement within five business days of when they are due; (ii) the failure by Germantown Funding LLC to disburse amounts in excess of  $1 in accordance with the priority of payments within 10 business days of when they are due; (iii) the failure by Germantown Funding LLC (or its written admission that it will be unable) to pay its debts as they become due; (iv) the insolvency or bankruptcy of Germantown Funding LLC; (v) breaches of representations or warranties by Germantown Funding LLC or the Company in any material respect; (vi) the failure by Germantown Funding LLC to comply with certain covenants and obligations under the Germantown Credit Facility (including the failure to post cash margin as required), subject to customary grace periods; and (vii) the failure by Germantown Funding LLC to commit to sell any portfolio assets that become defaulted obligations within 30 days, subject to extension so long as Germantown Funding continues to use commercially reasonable efforts to sell such defaulted assets thereafter.

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
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of September 30, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS at any time upon providing no less than 30 days prior notice to Center City Funding. Center City Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Citibank and Center City Funding mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled.	$(5,974)

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

As of September 30, 2019 and December 31, 2018, the fair value of the TRS was $(5,974) and $(22,062), respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of September 30, 2019 and December 31, 2018, the receivable due on the TRS was $798 and $1,071, respectively, which is reflected in the Company’s consolidated balance sheets as receivable due on total return swap. As of September 30, 2019, all assets held within the TRS were sold.
As of September 30, 2019 and December 31, 2018, the Company posted $36,038 and $128,764, respectively, in cash collateral held by Citibank (of which only $34,002 and $119,616, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of September 30, 2019 and December 31, 2018.
For the nine months ended September 30, 2019 and 2018, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $(13,641) and $14,258, respectively, and unrealized appreciation (depreciation) on total return swap of  $16,088 and $(6,246), respectively, which are reflected in the Company’s consolidated statements of operations.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2019, the Company’s unfunded commitments consisted of the following:

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$35,092
All Systems Holding LLC	11,970
Apex Group Limited	1,911
Aspect Software Inc	2,422
Conservice LLC	1,434
Conservice LLC	1,224
CSafe Global	1,565
CSafe Global	5,217
Eagle Family Foods Inc	2,009
Entertainment Benefits Group LLC	2,017
Greystone Equity Member Corp	9,558
HM Dunn Co Inc	247
Industria Chimica Emiliana Srl	6,863
J S Held LLC	3,102
J S Held LLC	7,207
Kodiak BP LLC	5,609
Lipari Foods LLC	21,437
Monitronics International Inc	25,541
North Haven Cadence Buyer Inc	750
North Haven Cadence Buyer Inc	5,083
Sungard Availability Services Capital Inc	1,710
Zeta Interactive Holdings Corp	8,357
Asset Based Finance
Home Partners JV, Structured Mezzanine	11,226
Total	$171,551
Unfunded equity/other commitments	$123,924

(1)
May be commitments to one or more entities affiliated with the named company.

As of September 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(227). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2019, the Company’s unfunded equity commitments have a fair value of zero.

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018:
	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.60	$8.22
Results of operations(2)
Net investment income	0.49	0.63
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.15)	(0.55)
Net increase (decrease) in net assets resulting from operations	0.34	0.08
Stockholder distributions(3)
Distributions from net investment income	(0.52)	(0.70)
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$7.42	$7.60
Shares outstanding, end of period	292,986,312	290,353,680
Total return(6)	4.49%	0.71%
Total return (without assuming reinvestment of distributions)(6)	4.47%	0.97%
Ratio/Supplemental Data:
Net assets, end of period	$2,174,638	$2,206,971
Ratio of net investment income to average net assets(7)	8.55%	7.84%
Ratio of operating expenses to average net assets(7)	8.72%	7.38%
Ratio of net operating expenses to average net assets(7)	8.72%	7.27%
Portfolio turnover(8)	31.13%	38.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,423,052	$1,225,349
Asset coverage per unit(9)	2.53	2.80

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2019 are annualized. Annualized ratios for the nine months ended September 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.80%	1.52%
Ratio of interest expense to average net assets	3.72%	2.84%
(8)
Portfolio turnover for the nine months ended September 30, 2019 is not annualized.

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
On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the Company, FSIC II and FSIC IV adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of CCT II approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.
Note 13. Subsequent Events
On November 7, 2019, the Company entered into an amended and restated senior secured revolving credit facility, or the Amended and Restated Senior Secured Revolving Credit Facility, with FS KKR Capital Corp., or FSK, and FSIC II, as borrowers, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent, and the lenders party thereto, which amended and restated the senior secured revolving credit facility originally entered into on August 9, 2018, among the Company, FSK (as successor by merger to FS Investment Corporation and Corporate Capital Trust, Inc.), and FSIC II, as borrowers, JPMorgan, as administrative agent, ING, as collateral agent, and the lenders party thereto. The Amended and Restated Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,890,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,945,000 of additional commitments. The Amended and Restated Senior Secured Revolving Credit Facility initially provides for a sublimit available for the Company to borrow up to $837,500 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Amended and Restated Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of FSK and FSIC II, as additional borrowers, and the obligations of the other borrowers under the Amended and Restated Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Amended and Restated Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400,000, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $37,677, subject to increase or reduction from time to time pursuant to the terms of the Amended and Restated Senior Secured Revolving Credit Facility.
Availability under the Amended and Restated Senior Secured Revolving Credit Facility will terminate on November 7, 2023, or the Revolver Termination Date, and the outstanding loans under the Amended

FS Investment Corporation III
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Subsequent Events (continued)

and Restated Senior Secured Revolving Credit Facility will mature on November 7, 2024. The Amended and Restated Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date and at certain other times when the Company’s adjusted asset coverage ratio is less than 185%.Borrowings under the Amended and Restated Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Amended and Restated Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMorgan, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a commitment fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Amended and Restated Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Amended and Restated Senior Secured Revolving Credit Facility.
In connection with the Amended and Restated Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (or, if greater, the statutory requirement then applicable to the Company).
The Amended and Restated Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Amended and Restated Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Amended and Restated Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Amended and Restated Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.

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
On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the Company, FSIC II and FSIC IV adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of CCT II approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$536,022	$1,203,449
Sales and Repayments	(189,126)	(1,108,376)
Net Portfolio Activity	$346,896	$95,073

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$393,535	73%	$861,489	72%
Senior Secured Loans—Second Lien	93,262	17%	148,264	12%
Other Senior Secured Debt	54	0%	36,299	3%
Subordinated Debt	13,493	3%	68,828	6%
Asset Based Finance	35,678	7%	86,971	7%
Equity/Other	—	—	1,598	0%
Total	$536,022	100%	$1,203,449	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,667,678	$2,598,808	70%	$2,682,140	$2,639,404	73%
Senior Secured Loans—Second Lien	436,561	388,808	11%	332,741	292,342	8%
Other Senior Secured Debt	104,134	102,849	3%	100,060	93,195	3%
Subordinated Debt	267,768	272,876	7%	386,465	351,809	10%
Asset Based Finance	298,786	255,851	7%	202,171	168,538	4%
Equity/Other	76,513	85,099	2%	93,521	65,995	2%
Total	$3,851,440	$3,704,291	100%	$3,797,098	$3,611,283	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9. As of September 30, 2019, no assets were held by the TRS. As of December 31, 2018, the assets underlying the TRS had a notional amount and market value of  $145,371 and $141,279, respectively.
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,667,678	$2,598,808	70%	$2,804,068	$2,757,436	74%
Senior Secured Loans—Second Lien	436,561	388,808	11%	356,184	315,589	8%
Other Senior Secured Debt	104,134	102,849	3%	100,060	93,195	3%
Subordinated Debt	267,768	272,876	7%	386,465	351,809	9%
Asset Based Finance	298,786	255,851	7%	202,171	168,538	4%
Equity/Other	76,513	85,099	2%	93,521	65,995	2%
Total	$3,851,440	$3,704,291	100%	$3,942,469	$3,752,562	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:
	September 30, 2019	December 31, 2018
Number of Portfolio Companies	167	157
% Variable Rate Debt Investments (based on fair value)(1)(2)	76.7%	75.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	19.3%	21.3%
% Other Income Producing Investments (based on fair value)(3)	0.6%	0.4%
% Non-Income Producing Investments (based on fair value)(2)	2.5%	1.7%
% of Investments on Non-Accrual (based on fair value)	0.9%	0.7%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.6%	10.5%
Weighted Average Annual Yield on All Debt Investments(5)	9.3%	10.2%

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

Based on our regular monthly cash distribution amount of  $0.058331 per share as of September 30, 2019 and our distribution reinvestment price of  $7.55 per share, the annualized distribution rate to stockholders as of September 30, 2019 was 9.27%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the nine months ended September 30, 2019, our total return was 4.49% and our total return without assuming reinvestment of distributions was 4.47%.
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
Direct Originations
The following table presents certain selected information regarding our direct originations as of September 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2019	December 31, 2018
Number of Portfolio Companies	76	64
% of Investments on Non-Accrual (based on fair value)	0.7%	0.2%
Total Cost of Direct Originations	$2,819,795	$2,666,284
Total Fair Value of Direct Originations	$2,688,811	$2,580,206
% of Total Investments, at Fair Value	72.6%	71.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.6%	10.4%
Weighted Average Annual Yield on All Debt Investments(2)	9.3%	10.2%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,298,758	62%	$2,119,219	59%
2	1,279,085	35%	1,372,565	38%
3	78,223	2%	75,146	2%
4	48,225	1%	44,353	1%
Total	$3,704,291	100%	$3,611,283	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues
Our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$77,460	85%	$72,761	78%	$248,663	88%	$224,573	85%
Paid-in-kind interest income	7,761	8%	10,983	12%	18,283	6%	23,921	9%
Fee income	5,376	6%	9,047	10%	16,460	6%	16,694	6%
Dividend income	659	1%	353	0%	915	0%	430	0%
Total investment income(1)	$91,256	100%	$93,144	100%	$284,321	100%	$265,618	100%

(1)
For the three months ended September 30, 2019 and 2018, such revenues represent $81,123 and $80,647, respectively, of cash income earned as well as $10,133 and $12,497, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the nine months ended September 30, 2019 and 2018, such revenues represent $259,548 and $238,732, respectively, of cash income earned as well as $24,773 and $26,886, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 can be primarily attributed to the higher average invested balance during the three and nine months ended September 30, 2019 as we purchased assets from our TRS onto our balance sheet. The decrease in fee income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the decrease of origination activity during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Expenses
Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$14,166	$13,724	$43,201	$47,248
Subordinated income incentive fees	5,835	12,827	29,644	25,631
Administrative services expenses	1,325	919	2,522	2,435
Stock transfer agent fees	351	346	1,154	1,124
Accounting and administrative fees	277	274	787	834
Interest expense	19,122	17,709	61,185	48,961
Directors’ fees	97	200	288	913
Expenses associated with our independent audit and related fees	207	101	426	300
Legal fees	551	157	871	226
Printing fees	716	22	1,140	591
Other	1,615	463	2,275	1,132
Operating expenses	44,262	46,742	143,493	129,395
Management fee waiver	—	—	—	(2,594)
Net expenses	$44,262	$46,742	$143,493	$126,801
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2019 and 2018:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.02%	2.02%	6.54%	5.53%
Ratio of management fee waiver to average net assets(1)	—	—	—	(0.11)%
Ratio of net operating expenses to average net assets	2.02%	2.02%	6.54%	5.42%
Ratio of incentive fees and interest expense to average net assets(1)	(1.14)%	(1.32)%	(4.14)%	(3.19)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.88%	0.70%	2.40%	2.23%

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
Net Investment Income
Our net investment income totaled $46,994 ($0.16 per share) and $46,402 ($0.16 per share) for the three months ended September 30, 2019 and 2018, respectively. The increase in net investment income for the three months ended September 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher interest expense.
Our net investment income totaled $140,828 ($0.49 per share) and $138,817 ($0.48 per share) for the nine months ended September 30, 2019 and 2018, respectively. The increase in net investment income for the nine months ended September 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher interest expense.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, TRS and foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(2,580)	$2,882	$(66,053)	$(49,720)
Net realized gain (loss) on total return swap	1,643	4,021	(13,641)	14,258
Net realized gain (loss) on interest rate swaps	(435)	—	(435)	—
Net realized gain (loss) on foreign currency	219	(516)	254	(290)
Total net realized gain (loss)	$(1,153)	$6,387	$(79,875)	$(35,752)

(1)
We sold investments and received principal repayments of  $145,945 and $43,181, respectively, during the three months ended September 30, 2019 and $348,163 and $209,947, respectively, during the three months ended September 30, 2018. We sold investments and received principal repayments of  $387,551 and $720,825, respectively, during the nine months ended September 30, 2019 and $818,483 and $314,666, respectively, during the nine months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, total return swap and interest rate swaps and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(32,113)	$(25,723)	$38,666	$(24,297)
Net change in unrealized appreciation (depreciation) on total return swap	(3,091)	939	16,088	(6,246)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(2,327)	—	(18,306)	—
Net change in unrealized gain (loss) on foreign currency	2,956	216	2,145	(253)
Total net change in unrealized appreciation (depreciation)	$(34,575)	$(24,568)	$38,593	$(30,796)
During the three months ended September 30, 2019, the net change in unrealized appreciation (depreciation) on investments was driven by mark to market declines in certain debt investments. During the nine months ended September 30, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by higher valuations from Level 2 categorized assets, partially offset by the reduction in the valuation of our interest rate swaps.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2019 and 2018, the net increase in net assets resulting from operations was $11,266 ($0.04 per share) and $28,221 ($0.10 per share), respectively.
For the nine months ended September 30, 2019 and 2018, the net increase in net assets resulting from operations was $99,546 ($0.34 per share) and $72,269 ($0.25 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $82,333 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $36,038 in cash held as collateral by

Citibank under the terms of the TRS. In addition, as of September 30, 2019, we had $592,562 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of  $171,551 and unfunded equity/other commitments of  $123,924. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2019:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage Facility	L+1.25%	$100,000	$24,616(2)	March 27, 2020(3)
Deutsche Bank Credit Facility(1)	Revolving Credit Facility	L+2.00%	331,800	168,200	February 26, 2024
JPM Credit Facility(1)	Revolving Credit Facility	L+2.50%	320,000	80,000	July 15, 2022
Goldman Facility(1)	Term Loan Credit Facility	L+2.50%	300,000	—	December 15, 2019
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+ 2.00% – 2.25%(4)	405,254(5)	319,746	August 9, 2023
Total			$1,457,054	$592,562
Citibank Total Return Swap	Total Return Swap	L+1.55%	$—	$—	N/A(6)

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

(3)
On June 12, 2019, Burholme Funding LLC entered into an amendment to the BNP Facility to, among other things, reduce the termination period notice from 270 days to 179 days by either party. As of September 30, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(4)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)
Amount includes borrowings in U.S. dollars, Canadian dollars, Australian dollars, Euros and pounds sterling. Canadian dollar balance outstanding of CAD $48,900 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019, Australian dollar balance outstanding of AUD $55,400 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.67 as of September 30, 2019, Euro balance outstanding of €51,950 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 and Pound sterling balance outstanding of £19,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.

(6)
The TRS may be terminated by Center City Funding or Citibank on or after September 30, 2019, in each case, in whole or in part, upon prior written notice to the other party. Center City Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past September 30, 2019 nor terminated the TRS on that date. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been cancelled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2019 and 2018 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under the distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17499	$50,490
June 30, 2018	0.17499	50,489
September 30, 2018	0.17499	50,481
Total	$0.52497	$151,460
Fiscal 2019
March 31, 2019	$0.17499	$50,467
June 30, 2019	0.17499	50,463
September 30, 2019	0.17499	50,946
Total	$0.52497	$151,876
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2019 and 2018.
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
For the nine months ended September 30, 2019, we recognized $8,367 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2019.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC III Advisor during the three and nine months ended September 30, 2019 and 2018.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	March 27, 2020	$100,000	$100,000	—	—	—
Deutsche Bank Credit Facility(3)	February 26, 2024	$331,800	—	—	$331,800	—
JPM Credit Facility(4)	July 15, 2022	$320,000	—	$320,000	—	—
Goldman Facility(5)	December 15, 2019	$300,000	$300,000	—	—	—
Senior Secured Revolving Credit Facility(6)	August 9, 2023	$405,254	—	—	$405,254	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2019, $24,616 remained unused under the BNP Facility.

(3)
At September 30, 2019, $168,200 remained unused under the Deutsche Bank Credit facility.

(4)
At September 30, 2019, $80,000 remained unused under the JPM Credit facility.

(5)
At September 30, 2019, no amounts remained unused under the Goldman facility.

(6)
At September 30, 2019, $319,746 remained unused under the Senior Secured Revolving Credit Facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands).

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 76.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 19.3% were debt investments paying fixed interest rates, while 0.6% were other income producing investments, 2.5% were non-income producing investments and the remaining 0.9% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of September 30, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $540 million. The interest rate swaps have quarterly settlement payments.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2019:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(27,331)	$(14,824)	$(12,507)	(4.4)%
No change	—	—	—	—
Up 100 basis points	$27,963	$14,824	$13,139	4.6%
Up 300 basis points	$85,922	$44,472	$41,450	14.6%
Up 500 basis points	$144,611	$74,120	$70,491	24.8%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Center City Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.55% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2019, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

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
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our definitive proxy statement for the Mergers (filed on August 13, 2019.)
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
Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by
reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on November 21,
2016).

10.28	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement,
dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and
Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly
Report on Form 10-Q filed on August 14, 2018).
10.29	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019).
10.32	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap
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
Association, as collateral administrator, collateral agent and securities intermediary party thereto.
(Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on
March 19, 2019).

10.50	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs
Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells
Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019).
10.51	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.
FS INVESTMENT CORPORATION III
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)